Form 10QSB
period 2000-05-31
DBS HOLDINGS INC
filed 2000-07-18
CIK 1083011

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended May 31, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to __________

                         Commission File Number 0-30453

                               DBS HOLDINGS, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                                 N/A
                  ------                                                 ---
(State or other jurisdiction of incorporation)          (IRS Employer Identification Number)

           1898 - PEARDONVILLE ROAD, ABBOTSFORD, B.C., CANADA, V4X 2M4
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 581-1151
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

10,375,000 shares of common stock with a par value of $0.001 per share as of July 13, 2000

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

        Please see attached Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Please see attached Management's Discussion and Analysis


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual General Meeting on March 20, 2000. At the meeting, Daniel Steunenberg was the only individual elected as the sole Director of the Company.

        The only matter voted on at the meeting was the election of Daniel Steunenberg as the sole Director of the Company. 5,839,000 votes were cast of which all were in favour of electing Daniel Steunenberg as the sole Director of the Company.

ITEM 5. OTHER INFORMATION.

        Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DBS HOLDINGS, INC.
                                        ------------------
                                        (Registrant)

Date:   July 13, 2000                   /s/ Daniel Steunenberg
     -------------------------          ----------------------------------------
                                        Daniel Steunenberg,
                                        President/Secretary/Treasurer

          DBS HOLDINGS, INC.

          INTERIM FINANCIAL STATEMENTS
          FOR THE 1ST QUARTER ENDED MAY 31, 2000

DBS HOLDINGS, INC.
BALANCE SHEET
AS OF MAY 31, 2000
------------------------------------------------------------

                                                MAY 31
                                                 2000
                                          ------------------
ASSETS

CURRENT
    Cash                                               5,382

INVESTMENT, AT COST                                    2,505
------------------------------------------------------------

                                                       7,887
============================================================


LIABILITIES

CURRENT
    Accounts Payable                                  21,687
------------------------------------------------------------
                                                      21,687
------------------------------------------------------------


SHAREHOLDERS' EQUITY (DEFICIENCY)

CAPITAL STOCK                                         10,375

ADDITIONAL PAID-IN CAPITAL                            72,590

DEFICIT                                              (96,765)
------------------------------------------------------------
                                                     (13,800)
------------------------------------------------------------

                                                       7,887
============================================================

DBS HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MAY 31, 2000

==========================================================================================================================
                                          COMMON                ADDITIONAL                                     TOTAL
                                           STOCK                 PAID-IN             ACCUMULATED           SHAREHOLDERS'
                                           AMOUNT                CAPITAL               DEFICIT            EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
BALANCE - FEBRUARY 28, 2000                10,273                55,832                (71,802)                (5,697)

ISSUE OF COMMON STOCK                         102                 4,998                      0                  5,100
VALUE OF DIRECTORS'
 UNCOMPENSATED SERVICES                         0                11,760                      0                 11,760

NET LOSS FOR PERIOD                             0                     0                (24,963)               (24,963)
--------------------------------------------------------------------------------------------------------------------------
                                           10,375                72,590                (96,765)               (13,800)
==========================================================================================================================

DBS HOLDINGS, INC.
STATEMENT OF LOSS AND DEFICIT
FOR THE QUARTER ENDED MAY 31, 2000
================================================================================

                                                               MAY 31
                                                                2000
                                                          -----------------
EXPENSES

         Value of directors' uncompensated                          11,760
         services
         Professional fees                                          10,680
         Edgar filing fees                                           2,315
         Office and administrative                                     208
--------------------------------------------------------------------------------
                                                                    24,963
--------------------------------------------------------------------------------

LOSS, FOR THE PERIOD                                               (24,963)

DEFICIT, BEGINNING OF PERIOD                                       (71,802)
--------------------------------------------------------------------------------

DEFICIT, END OF PERIOD                                             (96,765)
================================================================================

DBS HOLDINGS, INC.
STATEMENT OF CHANGES IN CASH FLOW
FOR THE QUARTER ENDED MAY 31, 2000
======================================================================

                                                      MAY 31
                                                       2000
                                                -----------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
 Loss for the period                                           (24,963)
 Value of directors' uncompensated services                     11,760
 Increase of Payables                                           11,859
----------------------------------------------------------------------


FINANCING ACTIVITY
 Issuance of common shares                                       5,100
----------------------------------------------------------------------


INVESTING ACTIVITY
 Purchase of Investment                                              0
----------------------------------------------------------------------


INCREASE (DECREASE) IN CASH, FOR THE PERIOD                      3,756

CASH, BEGINNING OF PERIOD                                        1,626
----------------------------------------------------------------------

CASH, END OF PERIOD                                              5,382
======================================================================

DBS HOLDINGS, INC.
STATEMENT OF LOSS AND DEFICIT
FOR THE QUARTER ENDED MAY 31, 2000
====================================================================

                                                             MAY 31
                                                              2000
                                                           ----------
EXPENSES

         Value of directors' uncompensated services           11,760
         Professional fees                                    10,680
         Edgar filing fees                                     2,315
         Office and administrative                               208
--------------------------------------------------------------------
                                                              24,963
--------------------------------------------------------------------

LOSS, FOR THE PERIOD                                         (24,963)

DEFICIT, BEGINNING OF PERIOD                                 (71,802)
--------------------------------------------------------------------

DEFICIT, END OF PERIOD                                       (96,765)
--------------------------------------------------------------------

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION
FOR THE QUARTER ENDED MAY 31, 2000
================================================================================

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Form 10-SB.


During the quarter the Company posted a loss of $ 24,963. Working capital deficit increased from $8,202 (February 28, 2000) to $16,305 (May 31, 2000). The Company used its proceeds from its initial financing for general working capital purposes. The Company's main focus has been to achieve fully reporting issuer status; thereby increasing the credibility of the Company and also increasing the probability of success in raising capital to fund further development of the Company's objectives. The Company has made great strides in achieving fully reporting issuer status, as set out below, and as a result, the Company looks forward to realizing the furtherance of its business objectives in the future. In the near term, management intends to fund any shortfall in working capital that may arise. In any event, there can be no absolute assurance that all necessary financing will be available. The exercise of warrants, as set out below, has also helped to bring cash into the Company's current account.


During the quarter the Company continued to pursue its goals and objectives as set out in its original statement of vision. The Company continued to expend a vast amount of time and energy researching and analysing the financial sector of the internet. The Company also continues to investigate other opportunities that will increase its presence and profile on the internet. The Company also continues to search for other projects of merit that will increase shareholder value.


During the quarter the Company completed and filed its Form 10-SB with the United States Securities and Exchange Commission. On April 25,2000 all documentation was filed. On June 24, 2000, (60 days after filing the Form 10-SB) the Company's registration statement went effective.


During the quarter shareholders exercised 102,000 warrants, thereby realizing $5,100 in cash for the Company. The exercise of warrants represented a further 102,000 common shares issued and outstanding. The exercise of warrants now brings the total of issued and outstanding common shares in the company to 10,375,000. There are a further 166,000 warrants outstanding, exercisable before May 1, 2001 @ $0.10 per warrant, into 166,000 common shares.