Form 10QSB
period 2000-08-31
DBS HOLDINGS INC
filed 2000-10-13
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly period ended Aug 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from _________ to __________

                           Commission File Number 0-30453

                               DBS HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                       N/A
(State or other jurisdiction of incorporation)    (IRS Employer Identification
                                                           Number)

           1898 - PEARDONVILLE ROAD, ABBOTSFORD, B.C., CANADA, V4X 2M4
                    (Address of principal executive offices)

                                 (604) 581-1151
                           (Issuer's telephone number)

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

10,875,000 shares of common stock with a par value of $0.001 per share as of October 12, 2000

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 1, 2000, the Company negotiated a private placement of 500,000 common shares at $0.05 per share for total proceeds of $25,000. These common shares were sold to friends and family members. The proceeds of the offering were used for general working capital and to fund ongoing operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DBS HOLDINGS, INC.
                                                  -----------------------------
                                                  (Registrant)


Date: October 11, 2000                            /s/ Daniel Steunenberg
                                                  -----------------------------
                                                  Daniel Steunenberg,
                                                  President/Secretary/Treasurer

                               DBS HOLDINGS, INC.

                          INTERIM FINANCIAL STATEMENTS
                    FOR THE 2ND QUARTER ENDED AUGUST 31, 2000




                      Prepared without audit by Management

DBS HOLDINGS, INC.
BALANCE SHEET
AS OF AUGUST 31, 2000
-------------------------------------------------------------------------------

                                                                      AUGUST 31
                                                                        2000
                                                                      ---------
ASSETS

CURRENT
        Cash                                                             13,687
INVESTMENT, AT COST                                                       2,505
                                                                       --------
                                                                         16,192
                                                                       ========
LIABILITIES

CURRENT
        Accounts Payable                                                  7,141
                                                                       --------
                                                                          7,141
                                                                       --------
SHAREHOLDERS' EQUITY (DEFICIENCY)

CAPITAL STOCK                                                            10,875

ADDITIONAL PAID-IN CAPITAL                                              108,850

DEFICIT                                                                (110,674)
                                                                       --------
                                                                          9,051
                                                                       --------
                                                                         16,192
                                                                       ========

                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED AUGUST 31, 2000
--------------------------------------------------------------------------------

                                COMMON     ADDITIONAL                          TOTAL
                                STOCK       PAID-IN       ACCUMULATED      SHAREHOLDERS'
                                AMOUNT      CAPITAL         DEFICIT       EQUITY (DEFICIT)
                                -------    ----------    ------------     ----------------

BALANCE - MAY 31, 2000           10,375      72,590        -96,765           -13,800

ISSUE OF COMMON STOCK               500      24,500              0            25,000
VALUE OF DIRECTORS'
     UNCOMPENSATED SERVICES           0      11,760              0            11,760

NET LOSS FOR PERIOD                   0           0        -13,909           -13,909
                                 ------     -------       --------           -------
                                 10,875     108,850       -110,674             9,051
                                 ======     =======       ========           =======

                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF LOSS AND DEFICIT
FOR THE QUARTER ENDED AUGUST 31, 2000
-------------------------------------------------------------------------------

                                                                      AUGUST 31
                                                                         2000
                                                                      ---------
EXPENSES

        Value of directors' uncompensated services                       11,760
        Professional fees                                                 1,387
        Edgar filing fees                                                   564
        Office and administrative                                           198
                                                                       --------
                                                                         13,909
                                                                       --------
LOSS, FOR THE PERIOD                                                    (13,909)

DEFICIT, BEGINNING OF PERIOD                                            (96,765)
                                                                       --------
DEFICIT, END OF PERIOD                                                 (110,674)
                                                                       ========

                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF CHANGES IN CASH FLOW
FOR THE QUARTER ENDED AUGUST 31, 2000
--------------------------------------------------------------------------------

                                                                       AUGUST 31
                                                                          2000
                                                                      ----------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
        Loss for the period                                             (13,909)
        Value of directors' uncompensated services                       11,760
        Increase of Payables                                            (14,546)
                                                                        -------

FINANCING ACTIVITY
        Issuance of common shares                                        25,000
                                                                        -------
INVESTING ACTIVITY
        Purchase of Investment                                                0
                                                                        -------
INCREASE (DECREASE) IN CASH, FOR THE PERIOD                               8,305

CASH, BEGINNING OF PERIOD                                                 5,382
                                                                        -------
CASH, END OF PERIOD                                                      13,687
                                                                        =======

                      Prepared without audit by Management

DBS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2000
--------------------------------------------------------------------------------

1. OPERATIONS

   The Company was incorporated on March 19, 1999 under the laws of the State of Nevada.

   These financial statements are prepared in accordance with generally accepted accounting principles in the United States and all amounts are in US dollars.

2. SIGNIFICANT ACCOUNTING POLICY

   The Company's financial instrument consists of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk. The fair value of this financial instrument approximates its carrying value.

3. INVESTMENT

   During its initial period, the Company acquired a 19% interest in "investorservice.com" a Canadian registered partnership, for $2,500 and 5,000 common shares. The Company has the option to purchase the remaining 81% of "investorservice.com" for 20,000 common shares to be issued on or before September 23, 2000.

4. COMMON STOCK

   Activity of the common stock account for the period is as follows:

                                                                     Additional
                                      Number           Par             Paid-in
                                     of Shares        Value            Capital
   -----------------------------------------------------------------------------
   Balance, beginning of period     10,375,000        10,375            18,130

   Shares issued, for cash             500,000           500            24,500
                                    ----------        ------            ------
   Balance, end of period           10,875,000        10,875            42,630
                                    ==========        ======            ======

5. WARRANTS

   There are as of August 31, 2000, warrants outstanding of 166,000 units. Each warrant entitles the holder to purchase one common share exercisable before May 1, 2001 for $0.10.

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION
FOR THE QUARTER ENDED AUGUST 31, 2000
--------------------------------------------------------------------------------

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Form 10-SB.

During the quarter the Company posted a loss of $13,909. Working capital increased from a deficit of $16,305 (May 31, 2000) to positive $6,546 (August 31, 2000). The Company used its proceeds from its private placement for general working capital purposes. The Company's main focus has been to achieve fully reporting issuer status; thereby increasing the credibility of the Company and also increasing the probability of success in raising capital to fund further development of the Company's objectives. The Company has made great strides in achieving fully reporting issuer status, as set out below, and as a result, the Company looks forward to realizing the furtherance of its business objectives in the future. In the near term, management intends to fund any shortfall in working capital that may arise. In any event, there can be no absolute assurance that all necessary financing will be available. The exercise of warrants, as set out below, has also helped to bring cash into the Company's current account.

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

During the first quarter the Company completed and filed its Form 10-SB with the United States Securities and Exchange Commission. On April 25, 2000 all documentation was filed. During the second quarter, on June 24, 2000, (60 days after filing the Form 10-SB) the Company's registration statement went effective.

During the quarter the Company completed a private placement for 500,000 shares, thereby realizing $25,000 in cash for the Company. The completion of the private placement represents a further 500,000 common shares issued and outstanding. The private placement now brings the total of issued and outstanding common shares in the Company to 10,875,000. There are 166,000 warrants outstanding exercisable before May 1, 2001 @ $0.10 per warrant, into 166,000 common shares.