Form 10QSB
period 2000-11-30
DBS HOLDINGS INC
filed 2001-01-12
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Quarterly period ended November 30, 2000
                                                         -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                          For the transition period from           to
                                                         ---------    ----------

                         Commission File Number 0-30453
                                                -------

                               DBS HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                              N/A
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
       incorporation)                                           Number)

           1898 - PEARDONVILLE ROAD, ABBOTSFORD, B.C., CANADA, V4X 2M4
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 581-1151
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,919,500 shares of common stock with a par value of $0.001 per share as of
----------------------------------------------------------------------------
January 9, 2001
---------------

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 15, 2000, the Company exercised its option to purchase the remaining 81% interest of "investorservice.com" by issuing 10,000 common shares to Stephen Stanley and 10,000 common shares to Terry Wells.

         On September 15, 2000, the Company issued 24,500 common shares to Gordon Stanley for services rendered in the amount of $1,225.00.

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

                                       DBS HOLDINGS, INC.
                                       -----------------------------
                                       (Registrant)


Date:    January 10, 2000              /s/ Daniel Steunenberg
         ----------------              -----------------------------
                                       Daniel Steunenberg,
                                       President/Secretary/Treasurer

DBS HOLDINGS, INC.


INTERIM FINANCIAL STATEMENTS
FOR THE 3RD QUARTER ENDED NOVEMBER 30, 2000


                      Prepared without audit by Management

DBS HOLDINGS, INC.
BALANCE SHEET
AS OF NOVEMBER 30, 2000
--------------------------------------------------------------------------------


                                                                   NOVEMBER 30
                                                                       2000
                                                                   -----------
ASSETS

Current
    Cash                                                               8,920

Investment, at cost                                                    2,525
--------------------------------------------------------------------------------

                                                                      11,445
================================================================================

LIABILITIES

Current
    Accounts Payable                                                   5,469
--------------------------------------------------------------------------------

                                                                       5,469
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Capital Stock                                                         10,920

Additional Paid-in Capital                                           121,810

Deficit                                                             (126,754)
--------------------------------------------------------------------------------
                                                                       5,976
--------------------------------------------------------------------------------

                                                                      11,445
================================================================================


                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------


                                              COMMON           ADDITIONAL                               TOTAL
                                              STOCK             PAID-IN           ACCUMULATED       SHAREHOLDERS'
                                              AMOUNT            CAPITAL             DEFICIT        EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------

Balance - August 31, 2000                     10,875            108,850            (110,674)             9,051

Issue of Common Stock                             45              1,200                   0              1,245
Value of Directors'
    Uncompensated Services                         0             11,760                   0             11,760

Net Loss for Period                                0                  0             (16,080)           (16,080)
--------------------------------------------------------------------------------------------------------------------

                                              10,920            121,810            (126,754)             5,976
====================================================================================================================


                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF LOSS AND DEFICIT
FOR THE QUARTER ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                   NOVEMBER 30
                                                                      2000
                                                                   -----------
EXPENSES

    Value of directors' uncompensated services                       11,760
    Professional fees                                                 2,826
    Edgar filing fees                                                   746
    Transfer agent fees                                                 375
    Office and administrative                                           373
--------------------------------------------------------------------------------
                                                                     16,080
--------------------------------------------------------------------------------

LOSS, for the period                                                (16,080)

DEFICIT, beginning of period                                       (110,674)
--------------------------------------------------------------------------------

DEFICIT, end of period                                             (126,754)
================================================================================


                      Prepared without audit by Management

DBS HOLDINGS, INC.
STATEMENT OF CHANGES IN CASH FLOW
FOR THE QUARTER ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------


                                                                   NOVEMBER 30
                                                                      2000
                                                                   -----------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
    Loss for the period                                             (16,080)
    Value of directors' uncompensated services                       11,760
    Increase of Payables                                             (1,672)
--------------------------------------------------------------------------------

FINANCING ACTIVITY
    Issuance of common shares                                         1,225
--------------------------------------------------------------------------------

INVESTING ACTIVITY
    Purchase of Investment                                                0
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH, for the period                          (4,767)

CASH, beginning of period                                            13,687
--------------------------------------------------------------------------------

CASH, end of period                                                   8,920
================================================================================


                      Prepared without audit by Management

DBS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

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

3.      INVESTMENT

        During its initial period, the Company acquired a 19% interest in "investorservice.com" a Canadian registered partnership, for $2,500 and 5,000 common shares. The Company exercised its option to purchase the remaining 81% of "investorservice.com" by issuing 20,000 common shares of the Company during the 3rd quarter of its 2001 fiscal year.

4.      COMMON STOCK

        Activity of the common stock account for the period is as follows:


                                                                                      Additional
                                                    Number             Par             Paid-in
                                                  of Shares           Value            Capital
                                               -----------------------------------------------------

        Balance, beginning of period              10,875,000          10,875            42,630

        Shares issued, for investment                 20,000              20                --
        Shares issued, for cash                       24,500              25             1,200
                                               -----------------------------------------------------

        Balance, end of period                    10,919,500          10,920            43,830
                                               =====================================================


5.      WARRANTS

        There are as of November 30, 2000, warrants outstanding of 166,000 units. Each warrant entitles the holder to purchase one common share exercisable before May 1, 2001 for $0.10.



                      Prepared without audit by Management

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION
FOR THE QUARTER ENDED NOVEMBER 30, 2000
--------------------------------------------------------------------------------

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Form 10-SB.

During the quarter the Company posted a loss of $16,080. Working capital decreased from $6,546 (August 31, 2000) to $3,451 (November 30, 2000). The Company used the proceeds from its financing for general working capital purposes. The Company's main focus has been to achieve fully reporting issuer status; thereby increasing the credibility of the Company and also increasing the probability of success in raising capital to fund further development of the Company's objectives. The Company has made great strides in achieving fully reporting issuer status, as set out below, and as a result, the Company looks forward to realizing the furtherance of its business objectives in the future. In the near term, management intends to fund any shortfall in working capital that may arise. In any event, there can be no absolute assurance that all necessary financing will be available. The exercise of warrants, as set out below, has also helped to bring cash into the Company's current account.

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

During the second quarter the company completed a private placement for 500,000 shares, thereby realizing $25,000 in cash for the Company. The completion of the private placement represents a further 500,000 common shares issued and outstanding.

During the quarter the Company exercised its option to acquire the remaining 81% of "investorservice.com" by issuing 20,000 common shares. Also during the quarter the Company, in return for services rendered, issued 24,500 common shares. These two share issues now brings the total of issued and outstanding common shares in the company to 10,919,500. There are 166,000 warrants outstanding exercisable before May 1, 2001 @ $0.10 per warrant, into 166,000 common shares.



                      Prepared without audit by Management