Form 10KSB40
period 2001-02-28
DBS HOLDINGS INC
filed 2001-06-13
CIK 1083011

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended February 28, 2001
                                  -----------------

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

     Commission file number 0-30453
                            -------

                                DBS HOLDINGS INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Nevada                                                    N/A
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

1898 Peardonville Road, Abbotsford, B.C., Canada                   V4X 2M4
------------------------------------------------                  ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (604) 581-1151
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in respose to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the most recent fiscal year were $0.

As of June 12, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,078,325 based on the closing price of the registrant's common stock on such date, $2.35, as reported on the OTC Bulletin Board. (1)

The number of shares of common stock outstanding after giving effect to the closing of the Stock Exchange and Finance Agreement as of May 15, 2001 (described herein) was 14,639,500.

---------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of common stock outstanding, reduced by the number of shares of common stock held by executive officers, and directors and shareholders owning in excess of 10% of the registrant's common stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is not an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

               SPECIAL NOTE REGARDING FORWARD--LOOKING STATEMENTS

     This Report filed on Form 10-KSB may contain certain forward-looking statements and information relating to the Company that are based on its beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of its business strategy and expectations concerning its market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to the Company or its principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to its operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this Report filed on Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

                            History and Development
                            -----------------------

DBS Holdings Inc. (the "Company") is a corporation organized under the laws of the State of Nevada on March 19, 1999. Subsequent to its incorporation, the Company completed offerings of 10,268,000 shares to certain investors under the exemption provided by Rule 504 of Regulation D of the 1933 Securities Act. 268,000 of the 10,268,000 shares issued were issued as part of a unit at a price of $0.05 per unit. Each unit consisted of one common share and one warrant to purchase one common share exercisable before May 1, 2000 for $0.05 and thereafter to May 1, 2001 for $0.10. As of May 1, 2001, there were 268,000 warrants exercised for a total of $21,700. On June 23, 1999, the Company acquired a nineteen percent (19%) interest in "investorservice.com", a Canadian registered partnership, formed in 1999, paying for this acquisition with $2,500 in cash and by issuing 5,000 restricted shares of its common stock, half to Terry Wells and half to Stephen Stanley, the two vendors of the 19% interest in "investorservice.com". In addition, on September 15, 2000, the Company exercised its option to acquire the remaining 81% interest in investorservice.com for an additional issuance of 10,000 restricted shares of the Company's common stock each to Stephen Stanley and Terry Wells.

The Company was qualified and listed for trading on the Over-the-Counter Bulletin Board (the "OTCBB") on July 13, 2000.

On April 25, 2001, the Company entered into a Share Exchange and Finance Agreement (the "MIV Share Exchange Agreement") with M-I Vascular Innovations, Inc. ("MIV") and certain shareholders of MIV (the "MIV Shareholders") who constituted more than 50% of the stock holders of MIV. The MIV Share Exchange Agreement closed effective as of May 15, 2001. As a consequence, the Company acquired control of MIV and control of the Company shifted from the founders of the Company (including Mr. Daniel Steunenberg) to the MIV Shareholders (the principal members being Isaiah Capital Ltd., Stephen Walters, Carlingford Assets Limited, James Davidson, and New Paradigm Capital Ltd.). The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the Common shares held by Mr. Daniel Steunenberg and other owners of the Common Stock, and
(ii) the issuance of Common Stock by the Company in a one-for-one exchange for the shares of MIV stock held by the MIV Shareholders. The issuance of Common Stock to the MIV Shareholders was exempt from registration under the Securities Act of 1933 pursuant to ss.4(6) and Regulation S promulgated thereunder. As a result, the MIV Shareholders signing the agreement now own or have the right to own a total of 9,220,000 shares of the outstanding Common Stock of the Company. The MIV Share Exchange Agreement requires the Company to also make an offer to the remaining shareholders of MIV.


                         Principal Products or Services
                         ------------------------------

Prior to April 25, 2001, the Company's main business was its Investorservice.com website. This website was intended to operate as a one-stop shopping web site for investor products. The website was built by the gathering and compiling of a comprehensive database of internet-related financial content providers. However, in December of 2000, the Company decided to pursue other opportunities. In the first few months in 2001, the Company decided to enter into negotiations to acquire M-I Vascular Innovations, Inc. ("MIV") which would allow it to enter into the business of production and sales of medical stents and drug delivery devices. (Hereafter, the use of the phrase "Company" will also include MIV and MIVI Technologies Inc. as a catch-all reference and as the context requires.)

Through MIV (primarily the Delaware investment holding company for subsidiary operations) and MIV's wholly owned subsidiary, MIVI Technologies Inc. ("MIVI") which is the operating and research subsidiary, the Company is involved in the design, manufacture and testing of coronary stents which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries.

Stents are compressible tubular devices that are mounted on a balloon catheter, inserted into the circulatory system by a team of cardiologists, and directed to the location of a blocked coronary artery. During the angioplasty procedure, which involves unclogging the artery, the balloon is expanded to clear the obstruction, allowing normal blood flow. With this procedure, the stent is deployed and remains in place to reinforce the artery wall. This procedure is the leading alternative to costly and highly invasive open-heart surgery. Stents have eliminated many of the complications that used to accompany simple balloon angioplasty. As much as 80% of heart disease can be treated effectively with stenting.

The MIVI next generation stent is designed to do more than a conventional bare stent. It is specifically designed and engineered to be used as a drug and/or therapeutics delivery platform to combat cardiovascular disease including a recurrence of arterial blockage, a condition known as restenosis. The Company has entered into a memorandum of understanding for a joint venture to develop an identified viral based gene therapy (which is at the animal trial "proof of concept" stage) to combat restenosis and apoptosis which are incidental to stenting. The MIVI stent is in the commencement phase of clinical trial stage of development. The memorandum of understanding for a joint venture agreement is attached hereto as an exhibit.

The Company's patents in process are described below under Item 2 "Description of Property".


                                The Target Market
                                -----------------

The primary customer for the MIVI Stent will be the cardiologist. The Company intends to obtain regulatory approval for its stent for use in subjects with symptomatic ischemic heart disease.

The Company is developing strategic alliances for the distribution of its current and future products, including a joint venture for distribution in Asia.

                               The Market/Industry
                               -------------------

Stents are estimated to be used in approximately 60-65% of cardiac interventions world-wide. The world-wide market for coronary stents is estimated to reach approximately $2.36 billion in 2001, an increase of approximately 5% from 2000.

Rapid introduction of new stent designs and the break-neck pace of innovations in the last ten years has resulted in dramatic shifts in market share, but also has opened up tremendous opportunities for young, imaginative and aggressive market entrants. The development of effective procedures, devices, and therapies for restenosis is the primary challenge which will shape the industry and define the industry leaders in the next decade. As drug, gene-therapy and other technologies develop for the prevention and cure of disease or the improvement of physical systems, the stent and stent-like guided delivery systems and packages through the circulatory system, with a minimally invasive impact, for the accurate delivery of these therapy packages is expected to revolutionize the medical industry


                                   Objectives
                                   ----------

The Company's present mission is to achieve the satisfactory completion of human clinical trials for the MIVI Stent, projected for the second quarter of 2002.

The Company expects to retain a focus on improving the quality, cost, and reliability of its products through continued research and development. In addition the Company intends to continue to aggressively pursue and develop leading edge technology to enhance the commercial opportunities of the MIVI stent through both direct research and through strategic alliances with universities and drug therapy companies. The Company intends to focus this development on the formation of unique and specialty products which is expected to enhance the general market presence of the MIVI stent. The Company's primary efforts to achieve these goals are directed at developing expertise in coronary stent products and drug delivery systems, the latter focused on dealing with the recurrence of arterial blockage, a condition known as restenosis. The challenge for the Company and the industry is to produce stent therapies that combat such difficulties.

The Company intends to exploit its technology, resources and alliances to continually refine its business model and to constantly evolve to rapidly meet the challenges and needs of the medical industry to serve patients.


                                    Employees
                                    ---------

Currently, there are no employees of DBS Holdings Inc. MIV and MIVI have a total of 15 full-time employees and no part-time employees.


                                  Risk Factors
                                  ------------


Competition:        The dominant U.S. and world market manufacturers are
                    generally U.S. firms. These companies focus their marketing effort in the North American and European markets. These companies market their average stent product at a price in the range of $1,000. The Company believes it has the capacity to be one of the lowest cost producers. Based on the reports from MIV's animal trials at the Mayo Clinic, the Company believes that the MIVI stent is very competitive in terms of quality. MIV has only commenced the process of clinical trials to ascertain its human efficacy. European
                    (CE Mark) certification would be expected to proceed in 2002 in the event of successful human clinical trials. FDA approval application would not occur for some time after and could require further clinical trials.

                    Competitors include but are not limited to:
                    o   Boston Scientific
                    o   AVE / Medtronics
                    o   Johnson & Johnson (Cordis)
                    o   Guidant / ACS


Industry and
Economic Factors:   The cardiovascular stent market, in which the Company
                    intends to operate, is subject to constant introduction of new products and designs. There are factors beyond the control of the Company or its Management, which could cause the Company to fail. The Company's success is dependant upon acceptance of its products by the medical community as reliable, safe and cost-effective. Market acceptance of its products will be heavily influenced by the results of animal testing and clinical trials. Animal testing and clinical trials are inherently unpredictable and are influenced by the indications and endpoint chosen and the procedures used.
                    Results from clinical studies sponsored by the Company, its competitors, or a third party could delay or prevent regulatory approvals, reduce market demand for the Company's product and therefore have an adverse effect on its business and financial condition. There can be no assurance that regulatory authorities or the medical community at large will accept the Company's interpretation of data from its clinical trials.

Limited History
Of Operations:      The Company has no operating history upon which an
                    evaluation of its prospects can be made. The Company's proposed business plan involves stent and stent delivery systems to improve vascular disease patient management.
                    There can be no assurance that the Company will grow or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion of a developed marketable product, the demand for the Company's product, the level of product and price competition, the Company's success in setting up and expending distribution channels and whether the Company can develop and market new products and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

Dependance on
Management:         Because the Company is a new business and has a very limited operating history, and because the Company relies upon the creative design and engineering skills of its current management, it will be heavily dependent upon the services and experiences of its officers. The Company will need to attract skilled senior members of the stent industry and there can be no assurance that it will be able to do so. The
                    Company does not presently have the full complement of management which it will need to make progress and there can be no assurance that it will be able to acquire such.

Profitability of
Operations:         The Company is not currently operating profitably and it
                    should be anticipated that it will operate at a loss until at least such times as its business objectives are achieved if the business objectives are, in fact, ever achieved.

Unpredictability
of Revenues:        The life cycle of the Company's products is difficult to
                    predict. Failure to gain timely market acceptance of its products could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that demand for the Company's products is not commercially accepted, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company has no long term experience in manufacturing its proprietary stent products. Difficulties experienced by the Company in manufacturing could have a material adverse effect on its business, financial condition and results of operations.
                    There can be no assurance that the Company will be successful in scaling up new manufacturing operations or that it will not experience manufacturing difficulties.

Patent
Applications:       The Company's success will depend in part on whether the
                    Company can obtain patent protection for its products and processes, preserve trade secrets and proprietarytechnology and operate without infringing upon patent proprietary rights of third parties. The Company holds US and International (PCT) patent applications pending, has received a patent from Taiwan for a prior generation stent which it is not now pursuing but which protects some of the art of its new stent, and is in the process of filing additional foreign patent applications. The established stent companies are quite aggressive in attempts to block new entrants with allegations of patent infringements. The
                    MIV stents have not completed their patent processes and there can be no assurance that final patents will issue or that patents will not be challenged. A significant number of medical device companies and other companies, universities and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems and there has been substantial litigation in this area. The Company's success will depend on its products not infringing patents issued to competitors. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third party patents. The validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain.
                    No assurance can be given that any patents on pending patent applications or any future patents will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patent applications will be held valid if subsequently challenged or that others will not claim right in or ownership of the patent applications and other proprietary rights held by the Company. Furthermore, there can be no assurance that the others have not developed or will not develop similar products, duplicate any of the Company's products or design around any patents that may be issued in future to the Company.


                            Research and Development
                            ------------------------

INVESTORSERVICE.COM

From the date of incorporation to February 29, 2000, the investorservice.com spent $33,500 Research and Development. From March 1, 2000 to February 28, 2001, investorservice.com spent $22,500 on Research and Development. As noted above the investorservice.com business was discontinued as of April 25, 2001.

MEDICAL STENTS

Since incorporation in 1999, MIV and MIVI have attracted a highly experienced team of medical, management, manufacturing, engineering, marketing and financial specialists. The Company has invested more than US $4.9 million to date in research and development, infrastructure and product testing. From incorporation to year ended May 31, 2000, MIV and MIVI spent US $2.18 million on research and development, and spent another US $2.76 million on research and development during fiscal 2001.

     Designs
     -------

MIVI began its research with various coil stent designs based upon a coil stent assigned to it by one of its former directors and officers, John Ma. Various coil stents were designed and analysed by MIVI, and the apparent best design was subsequently prototyped and subjected to a series of bench tests. Over 200 coil stents were produced, and of these, 60 were used in the animal trials conducted at the Ottawa Heart Institute in January 2000 while the remainder were subjected to various in vitro tests and experiments. After an in depth assessment of the results from the animal trials and the bench tests, consideration of the competitive advantages and disadvantages of the coil stent and an analysis of market trends and demands, MIV shelved the coil stent design and determined to apply its experience to effect a new design which would embody the advantages which the market wanted and would address the disadvantages of the coil stent and other stents on the market.

In May 2000, having clearly identified the desired features of a superior stent, MIVI's R&D team proceeded to develop a brand new Stent design based on state of the art laser cutting technology. The primary target was to develop a stent which was specifically designed as a platform for what the Company considers is the key future development for stents, being drug or gene therapy for stenting complications such as restenosis. The previous coil stent involved complex wire manufacturing facilities and MIVI determined that employing more standard and inexpensive C&C laser cutting technology was preferred. Accordingly MIV developed a new laser cut stent (the "MIVI Stent"). Once the newly designed MIVI Stent had successfully completed bench and in vitro tests, the new design was submitted to the Mayo Clinic for animal testing. In order to qualify for Conformite Europeenne Mark ("CE Mark") standards for marketing rights in Europe and elsewhere, the Company is required to provide rigorous supporting data to demonstrate the safety and effectiveness of the MIVI Stent.


     Animal trials
     -------------

MIV's animal trials were designed to demonstrate the safety and reliability of the stent on a living organism as well as to test various deployment and performance functions important to the medical market. MIV employed the world-renowned Interventional Cardiology Research Laboratory at the Mayo Clinic in Rochester, MN, headed by Dr. Robert Schwartz, to conduct the animal trials. The Mayo Clinic is the preferred facility for cardiovascular device manufacturers.

The stents were mounted on 2 different catheters in order to evaluate relative performance and stent adaptability to delivery systems. The procedural records reported an excellent product, with only radiopacity being slightly less than superior, but over-all the Mayo Clinic reported the MIVI Stent to be among the finest stents examined.

     Present Development
     -------------------

The Company is now in the process of setting up its clinical trials for its MIVI Stent.

     Environmental Costs
     -------------------

The Company does not anticipate on encountering any significant environmental costs or concerns with respect to the MIVI Stent or the development thereof.

                           Government Approval Process
                           ---------------------------

A discussion of the required government approval and the status of that process is discussed in Item 6 under the "Plan of Operation"


                             Governmental Regulation
                             -----------------------

The Company's product regulatory licensing and marketing strategy is to apply initially for CE Mark certification in order to commence the promotion of products throughout the European Community and in other countries accepting the CE Mark (most of the world except North America and Japan). The Company will submit for US FDA approval at a later stage when the Company has the capital and market strength to compete with the industry giants. The Company is being guided by its expert regulatory consultants, Celeris-Macintosh, who have an international reputation in regulatory compliance issues.


ITEM 2.  DESCRIPTION OF PROPERTY

The MIVI Stent is a proprietary product of the Company. The Company has filed patent applications internationally and the applications are proceeding satisfactorily with minimal comment. Patent applications are pending and proceeding in the following countries:

    o    Australia
    o    Brazil
    o    Canada
    o    China
    o    India
    o    Indonesia
    o    Israel
    o    Japan
    o    South Korea
    o    Mexico
    o    New Zealand
    o    Norway
    o    Singapore
    o    South Africa
    o    United States

An international application pursuant to the Patent Cooperation Treaty ("PCT") is expected to be filed in the following countries (part of the EC Group):

    o    Austria
    o    Belgium
    o    Cyprus
    o    Denmark
    o    Finland
    o    France
    o    Germany
    o    Greece
    o    Ireland
    o    Italy

    o    Liechtenstein
    o    Luxembourg
    o    Monaco
    o    Netherlands
    o    Portugal
    o    Spain
    o    Sweden
    o    Switzerland
    o    Taiwan
    o    Turkey
    o    United Kingdom

There is no assurance that any of the foregoing countries will grant the patent applications.

The Company holds a 100% interest in the following domain names:

    o    mivi.ca
    o    mivitherapeutics.com
    o    mivitechnologies.com
    o    mivitech.com

MIVI has a fully operational 10,300 square foot leased facility in Vancouver, B.C. where it conducts its research and development of stents and where it has its first laser manufacturing facilities and clean rooms for packaging capable of producing 25,000 laser cut stents per annum. These manufacturing facilities are presently dedicated to production for research and clinical trial production and can be employed for first production at such time as and in the event the Company successfully completes clinical trials and acquires certification and registration permitting sale of MIVI Stents. The lease on the manufacturing facility extends to October 31, 2005, at a cost of US $8,800 per month. In addition, the Company also leases another small office space in Vancouver, B.C. at a cost of US $1,500 per month which expires on April 29, 2002.


ITEM 3.  LEGAL PROCEEDINGS

MIV commenced legal actions in the British Columbia Supreme Court on November 10, 2000 against one of its founders, John Ma (the "Defendant"), being the director that sold the coil stent to MIVI for breach of the Founders Agreement dated March 16, 1999, breach of Consulting Agreement dated March 16, 1999, and breach of the Share Purchase Agreement dated September 9, 1999. The Company is seeking to cancel 2,967,000 of this founder's shares. The Company is seeking damages for failure of performance and the cost of replacing this founder's services and costs incurred by the Company.

The Defendant has counterclaimed against MIVI and MIV and against certain of the other founders alleging various matters including a conspiracy to oust the Defendant and deprive him of his shares and seeking shares of up to 3,500,000 shares of MIV (and conversion of such to Company shares), recovery of anticipated future revenue of the consulting agreement and other general damages.

The Defendant has recently received a temporary injunction against certain of the MIV founders and MIV and MIVI to temporarily halt their further proceeding with share merger and financing of MIV with and by the Company until the parties can come before the B.C. Supreme Court for a full hearing on the motion which is expected to occur in June of 2001. At this time the Company (other than through its control of MIV and MIVI) is not directly involved in these proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTCBB under the symbol "DBSH". The following table shows the quarterly range of high and low bid prices obtained from the OTCBB website of the Common Stock for each quarterly period within the last fiscal year. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions:

          Quarter Ended
              2001                   High                  Low
          -------------           ----------            ---------

          February 28               $0.51               $0.3125


          Quarter Ended
              2000                   High                  Low
          --------------          ----------            ----------

          November 30             No trading            No trading
          August 31               No trading            No trading
          May 31                  No trading            No trading

The Company received its symbol for trading on the OTCBB on July 13, 2000. However, there were no trades in the Companys' common stock until December of 2000. Therefore, the only period to report a high and low bid price is December 1, 2000 to February 28, 2001.

Since the Company's inception, it has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

As at June 12, 2001, the Company has 51 shareholders of record. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.


ITEM 6.  PLAN OF OPERATION

The Company and its subsidiary, M-I Vascular Innovations, Inc. ("MIV") and its operating subsidiary, MIVI Technologies Inc. ("MIVI"), are bio-medical development companies focused on therapies to combat heart disease. The Company believes its principal product, the MIVI next generation stent (also called the "MIVI Stent"), is a promising technology for the treatment of coronary artery disease.

The Company's present mission, and that to which the Company will be devoting the majority of its present resources to attempt completion by the second quarter in year 2002 of human clinical trials of the MIVI Stent and the earliest commercialisation of such stent, projected for the third quarter of year 2002 in CE Mark countries.

The Company is currently in the process of completing a financing for up to $3 million. If this financing is not completed, the Company may not be able to carry out its for normal operations over the next twelve months. Should the Company elect to undertake further initiatives in new areas of product research and development which require further incremental financing, these initiatives would not be undertaken until such time as the necessary financing has been completed.

The Company is dedicated to continually improving the quality, cost, and reliability of its products through continued research and development enhancements and to aggressively pursue and develop leading edge technology in its chosen fields of medical product. The Company intends to focus this development on the formation of unique and specialty products, which is expected to give it a general market presence as well as intended dominance in specialty applications. The Company's primary endeavour to achieve this goal is presently directed at developing expertise, product and reputation in stent products and advancing to drug delivery systems focused primarily on the stent market and the complications of restenosis.

The Company intends to exploit its technology, resources and alliances to continually refine its business model and to constantly evolve to rapidly meet the challenges and needs of the medical industry to serve patients. The Company's efforts are presently primarily deployed toward commercialisation of its stent system and the completion of joint venture agreements for development of therapeutic stent delivery systems.

Current R&D efforts
-------------------

IN VITRO - COMPLETION BY THE THIRD QUARTER OF YEAR  2001

In Vitro studies of intravascular stents includes both bench testing and non-human biologic testing. The data generated during this phase of testing must be conducted in accordance with a consistent and established protocol. The results of these tests must be reported in a statistical meaningful format. Consideration of worst case, within tolerance conditions, for geometries, blood pressure, etc., must be included. Test performed, but not limited to:

     1. Specification Conformance Testing including material analysis, mechanical properties and corrosion
     2.   Biocompatibility
     3. Stent Integrity - The following was conducted on finished sterilized stents after deployment with the proposed delivery system:
          (i)   Stent free-area percentage and dimensional changes;
          (ii)  Stent uniformity;
          (iii) Radial (hoop);
          (iv)  Fatigue testing.

To ensure independent confirmation and verification MIV retained the services of INSITU Technologies to perform the In Vitro testing. MIV will have completed In Vitro tests by the third quarter of year 2001.

VERIFICATION AND VALIDATION - COMPLETION BY THE FIRST QUARTER OF YEAR 2002

Verification and Validation requires that all critical components and processes are identified, test protocols are written and approved, tests are performed, results are analysed and conclusions are determined. Verification and validation must be completed prior to the formal hand over of all technical requirements and work instructions from engineering to manufacturing.

DOCUMENTATION - COMPLETION BY THE SECOND QUARTER OF YEAR 2002

Two components of the Conformite Europeenne Mark (the "CE Mark") submission are the Design History Report and the Hazard Analysis. Engineering time and resources will be dedicated to developing a quality system within engineering that complies with the International Organization for Standardization's ("ISO") requirements. The Hazard Analysis will be performed using Failure Mode Effects Analysis (FEMA). Due to the accelerated timeline under which the current MIVI stent was developed, it will be necessary for engineering to trace back in order to generate the Design History Report.

HUMAN CLINICAL TRIALS - COMPLETION BY THE SECOND QUARTER OF YEAR 2002

The non-randomised multi-centre human clinical trials are expected to evaluate the safety, performance and efficacy of the MIVI stent in a minimum of 100 patients, over a period of 6 months. Clinical trials are expected to assess:

     o    Procedural/Clinical success;
     o Incidence of major adverse cardiac events (MACE: death, miocardial infarction, Coronary Artery Bypass Graft ("CABG") and/or target vessel revascularization);
     o    Stent deployment characteristics;
     o    Bleeding/vascular complications up to six months;
     o    Angina status up to 6 months.

As a consequence of the successful animal trials at the Mayo Clinic this November 2000, the MIVI Stent commenced preparation for human clinical trials at its first clinical site located with MIV's South American medical development partner, InCor, in Sao Paulo, Brazil. Pre-clinical in vitro tests conducted by Insitu Technologies in Rosemount, Minnesota, are expected to be completed this August 2001 and active human clinical trials at the InCor site are expected to commence in September 2001. InCor - Institute do Coracao, is the second largest and one of the most prestigious heart institutes in the world. MIV has allocated $100,000 to produce 500 fully packaged MIVI Stents and catheter packages at its manufacturing facilities in Vancouver, B.C., for delivery to InCor for the clinical trials. MIV has finalized the clinical trial process in accordance with the agreed protocols established between the cardiac specialists of InCor and MIV's cardiac specialists and production team. In the course of these human clinical trials the Company and InCor expect that successful clinical trials will result in orders from both InCor and other stent users in South America. The clinical protocol has been submitted to InCor's Ethics Committee and has been approved. The protocol is in the process of being submitted for approval with the Brazilian Government in order to obtain an investigational testing application. This is anticipated to be received shortly and after which human trials are anticipated to begin.

The Company is presently finalizing arrangements for Canadian and a European sites to conduct clinical trials. In Canada and Europe, the Company's protocol has been presented to the relevant Ethics Committee/Institution Review Board for their approval. Following approval the Company is required to apply for an Investigational Testing Application with the Therapeutics Products Program from Health Canada in order to obtain the necessary permission to conduct clinical trials. This approval process is anticipated to take between 30 to 45 days.

CE - MARK CERTIFICATION - ANTICIPATED COMPLETION BY THE THIRD QUARTER OF YEAR
2002

Any company wishing to sell medical devices in Europe must first meet the essential requirements of the EU Medical Devices Directive (MDD). To accomplish this, a company must establish and maintain an approved quality system as well as meet all applicable requirements specific to the manufacturing and marketing of medical devices. Once this has been confirmed by an independent third party, the company may then place the "CE Mark" on the medical device or its label and offer its product for sale in the EU (or other non-European countries that recognize the CE mark).

For MIVI, the first step in this process is the establishment and approval of a recognized quality system for its business practices. Based on the International Organization for Standardization standard ISO9001, which is a universal standards for a Quality Assurance business system that is accepted around the world for manufacturing businesses, European standard EN46001 is the benchmark quality system for those companies manufacturing medical devices. Used in conjunction with ISO 9001, EN46001 establishes guidelines for the documentation and control of core activities such as manufacturing, design, testing, training and purchasing, to mention a few. In addition, EN46001 adds specific medical device requirements for areas such as product specifications, safety and sterilization procedures.

The Company's product regulatory licensing and marketing strategy is to apply initially for CE Mark certification in order to commence the promotion of products throughout the European Community and in other countries accepting the CE Mark (most of the world except North America and Japan). The Company expects to submit for US FDA approval at a later stage when the Company has the capital and market strength to compete with the industry giants. The Company is being guided by its expert regulatory consultants, Celeris-Macintosh, who have an international reputation in regulatory compliance issues.

The Company's CE Mark submission will be based on an "Equivalence" status; meaning that the Company will present its MIVI Stent as comparable (equivalent) to others presently certified and sold in the European Community. This strategy will require limited clinical trial data and is expected to permit completion of the process by the third quarter of year 2002.

In order to obtain CE Mark certification, the Company must first complete the following:

     o    Demonstrate safety and effectiveness
     o    Present an application to a Notified Body
     o    Set a Quality Assurance program (ISO 9001)
     o    Complete CE Mark audit

The Company intends to make an application to a Notified Body. A Notified Body is an organization that has been accredited by the European Community governments to issue CE Mark Certification to manufacturers. The Company has selected the expertise of the reputable firm BSI - British Standards Institute due to their experience as certifiers of most of the manufacturers of implantable cardiovascular devices for the European market.

The Company is committed to pursuing business excellence through a systematic plan at every stage of the business. Management has a complete commitment to quality and leading by example. All staff is encouraged to share responsibility and is empowered to contribute to quality control and improvement. The Company has established a Quality Manual that is a statement of management's philosophy regarding the quality system. The Quality Manual and a document-numbering system being completed is part of the Company's ISO9001 compliance.

STENT DESIGN OPTIMISATION - ON GOING

Resources are intended to be allocated to pursue research in order to optimise the stent design.

DRUG DELIVERY SYSTEM - ON GOING

By its alliances with other companies, research institutes and universities, the Company is developing drug delivery capabilities for both stent and non-stent applications, using novel anti-inflammatory, anti-apoptosis technology. This technology is based upon the isolation of selective segments of viral proteins that are designed to genetically manipulate body cell response, in order to suppress inflammation and apoptosis. The company recognizes further potential for its drug delivery system to extend to peripheral organ applications.

RESOURCES

In order to meet its objectives, the Company intends to exploit its resources, human and financial, and alliances.

The Company is developing strategic alliances and joint ventures with prominent medical and biomedical companies, and with universities, such as University of British Columbia, a world leader in gene delivery research. Some of these relationships are expected to result in the development of new products, such as a drug delivery system that is anticipated to substantially enhance the Company's probability of success in the drug delivery and gene therapy delivery fields.

The Company has also commenced the establishment of a marketing and distribution network for its current and future products. The Company has initiated a joint venture arrangement for distribution is Asia, which is intended to secure associations with medical institutions, specialized consultants and marketing companies.

The Company does not plan to acquire any substantial assets in the next 12 months, but expects to increase its employees by 45%, including the following:

     o    Inventory control;
     o    Quality control;
     o    Technical writing;
     o    General and administrative;
     o    Finance;
     o    Marketing.


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed herewith and follow the signature page to this report:

Index to Financial Statements..............................................  F-1

Report of Independent Accountant...........................................  F-2

Consolidated Balance Sheet at February 28, 2001 and 2000...................  F-3

Statements of Stockholders' Equity for each of
  the two years in the period ended February 28, 2001......................  F-4

Consolidated Statements of Operations for each of the two years in the period ended February 28, 2001.......................................  F-5

Consolidated Statements of Cash Flows for each of the two years in the period ended February 28, 2001....................................  F-6

Notes to Consolidated Financial Statements.................................  F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-B.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of the executive officers and directors of the Company. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:


NAME                      AGE       POSITION/OFFICE HELD
----                      ----      --------------------

Daniel Steunenberg        33        Director - appointed in March 1999 (1)

Stephen Walters           42        President and Director - appointed May 16,
                                    2001 (2)

Peter Jensen              49        Secretary - appointed May 16, 2001 (2)

Dr. Andre Boulet          42        Vice-President and Director - appointed May
                                    16, 2001 (2)

Dr. Wilf Jeffries         43        Vice-President (3) - appointed May 16,
                                    2001 (2)

Alan Lindsay              50        Vice-President and Director - appointed May
                                    16, 2001 (2)

John Pierce               52        Vice-President - appointed May 16, 2001

Nathalie Pilon            33        Chief Financial Officer - appointed June 12,
                                    2001.

Notes
----------
(1) Mr. Daniel Steunenberg resigned as President, Secretary and Treasurer of the Company on May 15, 2001.
(2) These individuals were appointed to their respective positions as noted above, however, these individuals will not officially become empowered as directors of the Company until 10 days after the SEC and the stockholders receive the Schedule 14F notice, which is estimated to be June 8, 2001.
(3) Dr. Wilfred Jeffries has not accepted his appointment as a director of the Company until such time as the Company obtains directors & officers insurance.


     DANIEL STEUNENBERG, age 33, has been involved with the Company from it inception in March 1999, and he presently is the sole Director and the President and Secretary of the Company. Over the past ten years, Mr. Steunenberg has been the controller of, and has been responsible for all accounting responsibilities and company administration for, the West Fraser Group and Solid Rock Holdings Inc., a mid-sized construction and real estate acquisitions and development firm. Mr. Steunenberg has gained significant experience in investment analysis and project evaluation. Using his background in accounting, Mr. Steunenberg consults for various groups and individuals (including the West Fraser Group, Solid Rock Holdings, Sotet Capital, First Echelon Ventures, SkyTalk Communications and The Baron Group). In 1991, Mr. Steunenberg graduated from Trinity Western University with a Bachelor of Arts, majoring in Business Administration. Mr. Steunenberg has no family relationship with any of the persons nominated to become directors or executive officers. Mr. Steunenberg has not been involved in the past five years in any legal proceedings described in
Item 401(d) of Regulation S-B.

     ANDRE P. BOULET, age 42, has been Vice President, Scientific Affairs of BioCapital since 1996. As Vice President-Scientific Affairs he oversees the identification/due diligence on promising technologies requiring funding from BioCapital. Dr. Boulet has more than 15 years of experience in the development of pharmaceutical and diagnostic products. Over his career, he has acquired international expertise in the drug-development process, regulatory affairs and health economics. Dr. Boulet has managed international multidisciplinary research teams within Hoechst Marion Roussel, Marion Merrell Dow Canada and Nordic Laboratories Inc. Among several awards and honors, Dr Boulet was faculty member of the American Society of Hypertension (1993) and served on the FDA Cardio-Renal CRADA Steering Committee (1994-1996) assessing the usefulness of ambulatory blood pressure monitoring data for the approval of new antihypertensives. Currently, he is a member of several scientific associations including the Biophysical Society and The New York Academy of Sciences. Dr Boulet serves on the boards of several private biotechnology companies. Dr. Boulet holds a masters degree in experimental ,edicine/immunology-immunochemistry and a PhD in physiology-endocrinology, both from the University of Laval in Quebec City, and a two-year post-doctoral fellowship in biochemistry-biophysics at the University of Pennsylvania. He has published over 70 manuscripts related to his research, as well as several clinical and health-economics reports. Dr. Boulet has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Dr. Boulet has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     WILFRED A. JEFFRIES, age 43, has been a Professor of Biotechnology, Microbiology, Medical Genetics and Zoology at the University of British Columbia, Vancouver, since 1989. Dr. Jeffries received his Ph.D. in Molecular Biology form the University of British Columbia in 1985, after obtaining his bachelor's degree in Biochemistry from the University of Victoria in 1981. He is the author of numerous journal articles and other publications in his fields, and has received a variety of professional awards including the 2001-2002 Killam Faculty Research Fellowship from the University of British Columbia. Dr. Jeffries has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Dr. Jeffries has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     PETER K. JENSEN, age 49, received his Bachelor of Science and Law degrees from McGill University. In 1987 he co-founded Devlin Jensen, now one of the senior corporate and securities firms in Vancouver. Mr. Jensen is a senior securities solicitor with an international clientele, a professional international affiliate base, and a substantial connection with financial resources. He acts for a large private and public company clientele list on exchanges primarily in North America, with a focus on entrepreneurial companies and NASDAQ listings. He has been a director of a number of private and publicly traded companies and is currently a director of Olympic Resources Ltd. In addition, Mr. Jensen has been a board member of companies with capitalization in the hundreds of millions, and has assisted in the raising of capital in ranges of up to one hundred million dollars. Mr. Jensen has no family relationship with any of the persons nominated to become directors or executive officers. Mr. Jensen has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     ALAN P. LINDSAY, age 50, has been the Chairman of the Board of MIV since January 1999. Mr. Lindsay is also the Chairman of the Board for GeneMax Pharmaceuticals Inc., a private Delaware corporation. Mr. Lindsay has an extensive background in business management, marketing, and financing. Mr. Lindsay has extensive experience in entrepreneurial business development and finance from private company development to public listing and finance. He was until recently, Chairman, President, and CEO of AZCO Mining Inc., an American Stock Exchange and Toronto Stock Exchange listed company. Prior to being a founder of AZCO in 1988, Mr. Lindsay headed up and built a significant business and marketing organization for a major international financial institution in Vancouver, British Columbia. Mr. Lindsay is a graduate of the M.L.I. management development program. Mr. Lindsay has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     JOHN E. PIERCE, age 52, is President of MIVI Technologies, Inc., a wholly-owned subsidiary of MIV. Mr. Pierce is a graduate of the University of British Columbia. After a number of years in senior management positions with a Canadian affiliate of Citibank, New York, Mr. Pierce formed and became President and Chief Executive Officer of Morguard Bank of Canada, a commercial bank headquartered in Vancouver. In 1985, Mr. Pierce engineered the merger of Morguard Bank and Security Pacific Bank Canada, and then acted as President and Chief Executive Officer of the combined organizations. Since 1988, Mr. Pierce has been involved in commercial and residential real estate development, property management and strategic business consulting. He holds or has held corporate directorships in several national companies including the Chair of the Granville Island Trust, the oversight body for the operation of the Granville Island complex in the heart of Vancouver. Mr. Pierce is chairman of the Board of Directors of Olympic Resources Ltd. (a CDNX-listed company), a major shareholder of the Company. Mr. Pierce has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Pierce has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     STEPHEN WALTERS, age 42, is a British and Australian citizen with some 14 years of business experience in the Asia-Pacific region. Mr. Walters works full-time for MIV as its President. Mr. Walters is the Founder and Principal of the Carlingford Group of companies based in Singapore. Carlingford's principal objective is to provide finance and take a management role in promising early stage technology companies principally from North America and to expand their operations to the Asia-Pacific region through the establishment of Joint Ventures with strategic partners and Licensing Arrangements. The Group focuses on companies in the Biomedical, Computer Network and Wireless Telecommunications industries and was instrumental in providing the majority of early stage finance to MIV. Mr. Walters also acts as principal of the RTI Asia Group based in Singapore which provide Management Services to a number of companies throughout the Asia-Pacific region. Mr. Walters has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Walters has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

     NATHALIE PILON, age 33, has been acting as Business Manager of MIVI Technologies, Inc., a wholly-owned subsidiary of MIV, since October 2000. On June 12, 2001, Ms. Pilon was appointed as Chief Financial Officer of the Company. Over the past few years, Ms. Pilon gained significant experience in finance, international accounting, management and strategic planning while acting as controller for development stage corporations, such as Lorus Therapeutics, Inc. (formerly Imutec Corporation Inc.). Ms. Pilon also consulted with various biotech and high tech companies, including Chromos Molecular Systems and International Hydro Cut. Ms. Pilon holds a CMA designation and obtained her bachelor's degree in Business Administration from Sherbrooke University in 1990. Ms. Pilon has no family relationship with any of the persons nominated to become directors or executive officers. Ms. Pilon has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.


             Section 16(a) Beneficial Ownership Reporting Compliance
             -------------------------------------------------------

The Company became a reporting issuer effective April 25, 2000. The sole Director and Executive Officer at that time, Daniel Steunenberg, failed to timely file a Form 3 by April 25, 2000. A Form 3 for Daniel Steunenberg was filed on March 15, 2001. Therefore, there was one late report which was the filing of the Form 3. Mr. Steunenberg did not dispose of or acquire any shares of the Company to require a Form 4 filing. A written representation from Daniel Steunenberg has been received by the Company stating that no Form 5 is required to be filed as the Form 3 reported his holdings prior to the due date of the Form 5.


ITEM 10. EXECUTIVE COMPENSATION

Through the filing date of this Report on Form 10-KSB (June 13, 2001), the Company had not paid any compensation of any kind to any director or executive officer since its inception. The new directors of the Company have not yet discussed or determined new policies with respect to director and officer compensation, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of May 17, 2001 regarding the number of shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's capital stock, and (ii) each current director and executive officer of the Company. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name. All shares are Common Stock. Information is provided both with respect to the stock transfer records of the Company as of May 17, 2001 and as to the status of the Company once the Stock Exchange and Finance Agreement (the "MIV Share Exchange Agreement" as described in Item 1 above) is fully implemented.

A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (PRIOR to giving effect to the Closing of the MIV Share Exchange Agreement and the transactions contemplated thereby)

 Name and Address                 Amount and Nature           Percent of Common
of Beneficial Owner            of Beneficial Ownership        Stock Outstanding
-------------------            -----------------------        -----------------

Daniel Steunenberg               1,000,000 shares                   9.2%
A-1898 Peardonville Road         all owned directly
Abbotsford, B.C.  V4X 2M4
Canada

Eli Stratulat                      850,000 shares                   7.8%
21029 36th Avenue                all owned directly
Langley, B.C.  V3A 8N5
Canada

Irma Paul                          814,000 shares                   7.5%
33071 Railway Ave.               all owned directly
Mission, B.C.  V2V 1E2
Canada

Madalene Stanley                   804,000 shares                   7.4%
208 - 31930 Old Yale Road        all owned directly
Abbotsford, B.C.  V2T 2C7
Canada

Irene Hurtubise                    804,000 shares                   7.4%
12930 203rd Street               all owned directly
Maple Ridge, B.C.  V2X 4N2
Canada

Ken Paul                           800,000 shares                   7.3%
3222 Clearbrook Road             all owned directly
Abbotsford, B.C.  V2T 4N7
Canada

Chansu Financial, Inc.             780,000 shares                   7.1%
5272 Upland Dr.                  all owned directly
Delta, B.C.  V4M 2G4
Canada

Nelson Stratulat                   750,000 shares                   6.9%
31556 Old Yale Road              all owned directly
Abbotsford, B.C.  V2T 2B3
Canada

Andy Mooney                        750,000 shares                   6.9%
5510 Miller Road                 all owned directly
Richmond, B.C.  V7B 1K4
Canada

Jim Nickel                         750,000 shares                   6.9%
1640 Ross Road                   all owned directly
Abbotsford, B.C.  V4X 1C1
Canada

Gordon Stanley                     704,000 shares                   6.4%
#2000, 777 Hornby Street         all owned directly
Vancouver, B.C.  V6Z 1S4
Canada

David Steunenberg                  625,000 shares                   5.7%
B-1898 Peardonville Road         all owned directly
Abbotsford, B.C.   V4X 1C4
Canada


B. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (AFTER giving effect to the Closing of the MIV Share Exchange Agreement and the transactions contemplated thereby).

     Once the redemptions and issuances of Common Stock contemplated by the MIV Share Exchange Agreement are reflected in the stock transfer records of the Company, the owners of more than 5% of the outstanding Common Stock will be as follows:

 Name and Address                 Amount and Nature           Percent of Common
of Beneficial Owner            of Beneficial Ownership        Stock Outstanding
-------------------            -----------------------        -----------------

Isaiah Capital, Ltd.             2,000,000 shares                  13.7%
P.O. Box 546                     all owned directly
28-30 The Parade
St. Helier, Jersey
Channel Islands  JE4 8XY

Stephen Walters                  2,195,000 shares(1)               14.5%
Bali View Block A4/7
Jl Cirendue Raya 46
Jakarta, Indonesia

Carlingford Assets, Ltd.         1,620,000 shares                  11.1%
80 Raffles Place                 all owned directly
#16-20 UOB Plaza 2
Singapore

James Davidson                   1,860,000 shares(2)               12.7%
108 North Alfred Street
Suite 200
Alexandria, VA  22314

New Paradigm Capital, Ltd.       1,000,000 shares                   6.8%
Clarendon House                  all owned directly
Bermuda Road
Hamilton, Bermuda

Irene Hurtubise                    804,000 shares                   5.5%
12930 203rd Street               all owned directly
Maple Ridge, B.C.  V2X 4N2
Canada

Nelson Stratulat                   750,000 shares                   5.1%
31556 Old Yale Road              all owned directly
Abbotsford, B.C.  V2T 2B3
Canada

Andy Mooney                        750,000 shares                   5.1%
5510 Miller Road                 all owned directly
Richmond, B.C. V7B 1K4
Canada

Jim Nickel                         750,000 shares                   5.1%
1640 Ross Road                   all owned directly
Abbotsford, B.C.  V4X 1C1
Canada

Lines Overseas Management Ltd.     750,000 shares(3)                5.1%
73 Front Street
P.O. Box HM 2908
Hamilton HMLX, Bermuda

---------------------------

(1) Includes (i) 75,000 shares owned directly by Mr. Walters, (ii) 1,620,000 shares beneficially owned by virtue of Mr. Walters' control of Carlingford Assets Limited, and (iii) 500,000 options to purchase shares of the Company.

(2) Includes (i) 1,260,000 shares owned directly by Mr. Davidson, (ii) 500,000 shares owned by Mr. Davidson's minor children, over which he holds voting and investment control, and (iii) 100,000 options to purchase shares of the Company. Excludes 1,000,000 shares owned by New Paradigm Capital Ltd., of which Mr. Davidson owns 48% of the voting and investment control, but disclaims any beneficial ownership.

(3) Lines Overseas Management, Ltd. (LOM) holds these shares in trust for a variety of beneficiaries, including one of the Company's officers, Peter Jensen, and his family. The Company expects LOM to distribute these shares to their beneficial owners soon, following complete implementation of the Agreement. See Part B below.


C. SECURITY OWNERSHIP OF MANAGEMENT (PRIOR to giving effect to the Closing of the MIV Share Exchange Agreement and the transactions contemplated thereby)


 Name and Address                                Amount and Nature           Percent of Common
of Beneficial Owner           Title(s)        of Beneficial Ownership        Stock Outstanding
-------------------        --------------     -----------------------        -----------------
Daniel Steunenberg           Director             1,000,000 shares                  9.2%
A-1898 Peardonville Road     President           all owned directly
Abbotsford, B.C. V4X 2M4     Secretary
Canada

     All Directors and Officers                   1,000,000 shares                  9.2%
     as a Group

D. Security Ownership of Management (AFTER giving effect to the Closing of the MIV Share Exchange Agreement and the transactions contemplated thereby)

 Name and Address                                Amount and Nature           Percent of Common
of Beneficial Owner           Title(s)        of Beneficial Ownership        Stock Outstanding
-------------------        --------------     -----------------------        -----------------
Stephen Walters              Director             2,195,000 shares(1)              14.5%
Bali View Block A4/7         President
Jl Cirendue Raya 46
Jakarta, Indonesia

Alan Lindsay                 Director               100,000                          *
#2701 - 1500 Hornby St.      Vice-President
Vancouver, B.C.
V6Z 2R1

Dr. Wilfred Jeffries          Director              100,000                          *
12596 - 23rd Ave              Second Vice
Surrey, B.C.                    President
V4A 2C4

Dr. Andre Boulet              Director              200,000                         1.3%
38, des Tournois              Third Vice
Blainville, Quebec              President
J7C 4Y3

John Pierce                   Fourth Vice           200,000                         1.3%
13556 - 18th Ave.               President
White Rock, B.C.
V4A 1W3

Peter K. Jensen               Secretary             390,000 shares(2)               2.6%
4656 Hoskins Road
North Vancouver, BC
V7K 2R1
Canada

Nathalie Pilon                Chief Financial           0                            *
2919 Ontario St.                Officer
Vancouver, B.C.
V5T 2Y5

     All Directors and Officers                   3,110,000 shares(3)              19.6%
     as a Group (7 Persons)
-------------------------

* Indicates that the individual owns less than one (1%) percent.

(1) Includes (i) 75,000 shares owned directly by Mr. Walters, (ii) 1,620,000 shares reflected by virtue of Mr. Walters' control of Carlingford Assets Limited, and (iii) 500,000 options to purchase shares of the Company.

(2) Effective upon distribution of shares by LOM (see footnote in Part A above). Includes (i) 140,000 shares to be owned directly by Mr. Jensen,
     (ii) 75,000 shares to be owned beneficially by virtue of Mr. Jensen's control over a family trust, (iii) 75,000 shares to be owned by Mr. Jensen's wife, as to which Mr. Jensen disclaims any beneficial ownership, and (iv) 100,000 options to purchase shares of the Company.

(3) This number includes 1,200,000 options which are expected to be converted from MIV options into options to purchase shares of the Company in accordance with the MIV Share Exchange Agreement effectively closed on May 15, 2001.


                               Changes in Control
                               ------------------

The MIV Share Exchange Agreement closed effective as of May 15, 2001. As a consequence, control of MIV and control of the Company shifted from the founders of the Company (including Mr. Steunenberg) to the MIV Shareholders (the principal members of which are identified in Item 1 above). The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the Common shares held by Mr. Steunenberg and other owners of Common Stock of the Company, and (ii) the issuance of Common Stock by the Company in a one-for-one exchange for the shares of MIV stock held by its Shareholders. The issuance of Common Stock to the MIV Shareholders was exempt from registration under the Securities Act of 1933 pursuant to ss.4(6) and Regulation S promulgated thereunder. As a result, the MIV Shareholders signing the MIV Share Exchange Agreement now own or have a right to own a total of 9,220,000 shares of the outstanding Common Stock of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 15, 2001, Daniel Steunenberg executed the MIV Share Exchange Agreement between the Company, MIV and the MIV Shareholders, on behalf of the Company. This MIV Share Exchange Agreement involves the redemption of all of Daniel Steunenberg's 1,000,000 shares in the Company in exchange for $40,000.

Daniel Steunenberg may be considered to be a promoter of the Company. On June 30, 1999, Daniel Steunenberg was issued 1,000,000 shares of the Company's common stock for $ 1,000.00 in cash.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

     (1)  Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets at February 2001 and 2000

          Statements of Stockholders' Equity for each of the two years in the period ended February 28, 2001

          Consolidated Statements of Operations for each of two years in the period ended February 28, 2001

          Consolidated Statements of Cash Flows for each of the two years in the Period ended February 28, 2001

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     No financial statement schedules are required to be filed as part of this report.

     (3)  Exhibits:

     The exhibits filed as part of this report are listed under exhibits at subsection (c) of this Item 14.

(b)  Current Reports on Form 8-K:

     No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

(c)  Exhibits:

     Exhibit
      Number        Description
     -------        -----------

       +2.1 Stock Exchange and Finance Agreement between the Company, M-I Vascular Innovations, Inc. and M-I Vascular Innovations, Inc.'s Shareholders effectively closed on May 15, 2001, effecting a change in control of the Registrant.

       *3.1         Articles of Incorporation

       *3.2         Bylaws

      *10.1 Asset purchase agreement between Investor Service and DBS Holdings Inc.

      *10.2 Amendment to the Asset purchase agreement between InvestorService and DBS Holdings Inc.

     **10.3 Redemption Agreement between various Shareholders of the Company and the Company.

     **10.4 Memorandum of Understanding for a Joint Venture Agreement entered into between M-I Vascular Innovations, Inc., GeneMax Pharmaceuticals Inc. and Stentgen Therapeutics Inc.

     **23.1         Consent of Smythe Ratcliffe, Chartered Accountants

--------------------------

+ Incorporated by reference to the Company's Notice of Change in Majority of Directors on Schedule 14f (#0-30453).
* Incorporated by reference to the Company's Registration Statement on Form 10-SB (#0-30453).
**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DBS HOLDINGS INC.

Date:  June 12, 2001                        Per: /s/ Stephen Walters
                                                --------------------------------
                                                Stephen Walters, President
                                                and Director


Date:  June 12, 2001                        Per: /s/ Nathalie Pilon
                                                --------------------------------
                                                Nathalie Pilon, Chief Financial
                                                Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                                       Dated:   June 12, 2001
------------------------------------
Alan P. Lindsay, Director and
Vice-President


/s/ Dr. Wilfred A. Jeffries                               Dated:   June 12, 2001
------------------------------------
Dr. Wilfred A. Jeffries, Second
Vice-President


/s/ Dr. Andre P. Boulet                                   Dated:   June 12, 2001
------------------------------------
Dr. Andre P. Boulet, Director and
Third Vice-President


/s/ John A. Pierce                                        Dated:   June 12, 2001
------------------------------------
John A. Pierce, Fourth Vice-President


/s/ Peter K. Jensen                                       Dated:   June 12, 2001
------------------------------------
Peter K. Jensen, Secretary

DBS HOLDINGS INC.
(A Development Stage Company)

Financial Statements
(U.S. Dollars)
February 28, 2001 and 2000










INDEX                                                                   Page
-----                                                                   ----

Report of Independent Chartered Accountants                              F-2

Financial Statements

Balance Sheets                                                           F-3

Statements of Stockholders' Equity (Deficit)                             F-4

Statements of Operations                                                 F-5

Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                            F-7-F-9

                   REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  DBS HOLDINGS INC. (A Development Stage Company)


We have audited the accompanying balance sheets of DBS Holdings Inc. (A Development Stage Company) as at February 28, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2001, the period from March 19, 1999 through February 28, 2000 and the cumulative totals for the development stage of operations from March 19, 1999 (inception) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2001 and 2000 and the results of its operations and the cash flows for the year ended February 28, 2001, the period from March 19, 1999 through February 28, 2000 and the cumulative totals for the development stage of operations from March 19, 1999 (inception) through February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Smythe Ratcliffe
"Smythe Ratcliffe"

Chartered Accountants

Vancouver, Canada
May 25, 2001

See notes to financial statements.
DBS HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
February 28
(U.S. Dollars)

                                                             2001        2000
                                                           --------    --------
Assets

Current
  Cash                                                     $  8,920    $  1,626

Intangible, at cost (note 3)                                  2,525       2,505
                                                           --------    --------

                                                           $ 11,445    $  4,131
                                                           ========    ========

Liabilities

Current
  Accounts payable                                         $ 19,541    $  9,828
                                                           --------    --------
Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 20,000,000
 shares Authorized, 10,919,500 shares issued
 and outstanding (2000 - 10,273,000)                         10,920      10,273


Additional Paid-In Capital                                  133,670      55,832
Deficit Accumulated During the Development Stage           (152,686)    (71,802)
                                                           --------    --------
                                                             (8,096)     (5,697)
                                                           --------    --------
                                                           $ 11,445    $  4,131
                                                           ========    ========

DBS HOLDINGS INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
Period March 19, 1999 (Inception) through February 28, 2001
(U.S. Dollars)

                                                                         Deficit
                                         Common                        Accumulated
                                          Stock        Additional      During the             Total
                                         Amount         Paid-in        Development        Stockholders'
                                        (note 4)        Capital           Stage         Equity (Deficit)
                                        --------       -----------     ------------     ----------------
Balance, March 19, 1999                 $     0         $      0        $       0           $     0
Issue of Common Stock
  Private placement - Cash               10,268           13,132                0            23,400
  For domain name (note 3)                    5                0                0                 5
Value of Director's
  Uncompensated Services                      0           42,700                0            42,700
Net Loss                                      0                0          (71,802)          (71,802)
                                        -------         --------        ---------           -------
Balance,
  February 28, 2000                      10,273           55,832          (71,802)           (5,697)
Issue of Common Stock
  Warrants exchange
    Cash                                    102            5,098                0             5,200
  Private placement
    Cash                                    500           24,500                0            25,000
  For services                               25            1,200                0             1,225
  For domain name                            20                0                0                20
Value of Director's
 Uncompensated Services                       0           47,040                0            47,040
Net Loss                                      0                0          (80,884)          (80,884)
                                        -------         --------        ---------           -------
Balance,
  February 28, 2001
  (note 4)                              $10,920         $133,670        $(152,686)          $(8,096)
                                        =======         ========        =========           =======


DBS HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
Period from March 19, 1999 (Inception) through February 28, 2001
(U.S. Dollars)

                                                                    Period from
                                                    Period from       March 19,
                                                   March 19, 1999       1999
                                                    (Inception)      (Inception)
                                   Year Ended         through          through
                                  February 28,      February 28,    February 28,
                                      2001              2000            2001
                                  ------------     -------------    ------------
Expenses
  Value of director's
    uncompensated services        $   47,040         $  42,700       $  89,740
  Professional fees                   22,298            24,037          46,335
  Transfer agent and
    filing fees                        5,486             2,230           7,716
  Consulting fee                       5,000                 0           5,000
  Office and
    administrative                     1,060             2,835           3,895
                                  ----------         ---------       ---------
Net Loss                          $  (80,884)        $ (71,802)      $(152,686)
                                  ==========         =========       =========

Net Loss Per Share                $   (0.007)        $  (0.008)
                                  ==========         =========
Weighted Average Number
  of Shares Outstanding           10,693,958         9,414,833
                                  ==========         =========

DBS HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
Period March 19, 1999 (Inception) through February 28, 2001
(U.S. Dollars)

                                                             Period from        Period from
                                                               March 19,          March 19,
                                                                  1999              1999
                                              Year Ended     (Inception) to    (Inception) to
                                             February 28,     February 28,      February 28,
                                                 2001             2000              2001
                                             ------------    --------------    --------------
Operating Activities
  Net loss                                    $(80,884)        $(71,802)         $(152,686)
  Value of director's
    uncompensated services                      47,040           42,700             89,740
  Increase in accounts payable                   9,713            9,828             19,541
  Services received for
    capital stock                                1,225                0              1,225
                                              --------         --------          ---------
Net Cash Used by Operating Activities          (22,906)         (19,274)           (42,180)

Investing Activity
  Investment in domain name                          0          (2,500)            (2,500)

Financing Activity
  Issuance of common stock
    for cash                                    30,200           23,400             53,600
                                              --------         --------          ---------
Inflow of Cash                                   7,294            1,626              8,920
Cash, Beginning of Period                        1,626                0                  0
                                              --------         --------          ---------
Cash, End of Period                           $  8,920         $  1,626          $   8,920
                                              ========         ========          =========
Supplemental Information
  Shares issued for
    non-cash consideration                    $  1,245         $      5          $   1,250
                                              ========         ========          =========

DBS HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
Period March 19, 1999 (Inception) through February 28, 2001
(U.S. Dollars)



1.   ORGANIZATION AND PRESENTATION

     The Company was incorporated on March 19, 1999 under the laws of the State of Nevada.

     The Company is in the development stage as defined in Statement No. 7 of the Financial Accounting Standards Board. No revenues have been generated to date.

     These financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and all amounts are in U.S. dollars.

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Financial instruments

          The Company's financial instruments consists of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk. The fair value of these financial instruments approximate their carrying value.

     (b)  Use of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

     (c)  Loss per share

          Loss per share computations are based on the weighted average number of common shares outstanding during the period

3.   INTANGIBLE ASSET

     In 1999 the Company acquired a 19% interest in "investor service.com" Internet domain name for $2,500 cash and 5,000 shares. During the year 2001, the Company exercised its option to acquire the remaining 81% interest for 20,000 shares of the common stock of the Company.

DBS HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
Period March 19, 1999 through February 28, 2001
(U.S. Dollars)



4.   COMMON STOCK

     Activity of the common stock account is as follows:

                                                                 Number
                                                                of Shares
                                                                ---------
     2000
     Shares issued
       For cash - private placement                             10,268,000
       For domain name                                               5,000
                                                                ----------
     Issued, February 28, 2000                                  10,273,000

     2001
     Shares issued
       For cash
       -  Private placement                                        500,000
       -  Warrants exercised                                       102,000
       For services                                                 24,500
       For domain name                                              20,000
                                                                ----------
     Issued, February 28, 2001                                  10,919,500
                                                                ==========

     Subsequent to February 28, 2001 the Company issued 166,000 shares on exercise of warrants (note 5) for cash.

     As part of the acquisition described in note 6, the Company agreed to seek to amend and restate its Articles of Incorporation including changing the authorized capital to include up to 80,000,000 shares of common stock and up to 20,000,000 shares of preferred stock.

5.   WARRANTS

     Included in the 10,268,000 shares issued for cash in 2000 were 268,000 shares issued as part of units issued at $0.05 each. Each unit consists of one common share and one warrant to purchase one common share exercisable before May 1, 2000 for $0.05 and thereafter to May 2001 for $0.10. In April 2000 shareholders exercised 102,000 warrants leaving 166,000 outstanding at February 28, 2001 which were exercised subsequent to that date.

DBS HOLDINGS INC.
(A Development Stage Company)
Notes to Financial Statements
Period March 19, 1999 through February 28, 2001
(U.S. Dollars)



6.   SUBSEQUENT EVENT

     By agreement dated and effective as of April 25, 2001 the Company executed a share exchange and finance agreement with M-1 Vascular Innovations Inc. ("M-1"), a Delaware company, whereby the Company acquired control of M-1. The business of M-1 is the development of a stent medical device and drug delivery development company. The agreement provides, amongst other things, that the Company will raise a minimum of $3 million of funding for M-1 and will acquire shares of M-1 on a one-for-one ratio thereby issuing approximately 15 million shares. Certain shareholders of the Company have agreed to have the Company redeem 5.5 million shares at $0.04 per share thereby reducing the issued capital of the Company (prior to the M-1 acquisition and finance) to approximately 5.4 million issued shares.

                                 EXHIBIT INDEX
     Exhibit
      Number        Description
     -------        -----------

       +2.1 Stock Exchange and Finance Agreement between the Company, M-I Vascular Innovations, Inc. and M-I Vascular Innovations, Inc.'s Shareholders effectively closed on May 15, 2001, effecting a change in control of the Registrant.

       *3.1         Articles of Incorporation

       *3.2         Bylaws

      *10.1 Asset purchase agreement between Investor Service and DBS Holdings Inc.

      *10.2 Amendment to the Asset purchase agreement between InvestorService and DBS Holdings Inc.

     **10.3 Redemption Agreement between various Shareholders of the Company and the Company.

     **10.4 Memorandum of Understanding for a Joint Venture Agreement entered into between M-I Vascular Innovations, Inc., GeneMax Pharmaceuticals Inc. and Stentgen Therapeutics Inc.

     **23.1         Consent of Smythe Ratcliffe, Chartered Accountants

--------------------------

+ Incorporated by reference to the Company's Notice of Change in Majority of Directors on Schedule 14f (#0-30453).
* Incorporated by reference to the Company's Registration Statement on Form 10-SB (#0-30453).
**   Filed herewith.