Form 10QSB
period 2001-05-31
DBS HOLDINGS INC
filed 2001-07-16
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Quarterly period ended May 31, 2001
                                                         ------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                          For the transition period from _________ to __________

                         Commission File Number 0-30453
                                                -------

                               DBS HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        N/A
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
       of incorporation)

               1-8765 ASH STREET, VANCOUVER, B.C., CANADA, V6P 6T3
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 301-9545
                           (Issuer's telephone number)

           1898 - PEARDONVILLE ROAD, ABBOTSFORD, B.C., CANADA, V4X 2M4
        -----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,085,500 shares of common stock with a par value of $0.001 per share as of June 30, 2001. However, after giving effect to the closing of the Stock Exchange and Finance Agreement as of May 15, 2001 (which was described in the Form 10-KSB filed on June 13, 2001) the Issuer will have 14,805,500 shares of common stock with a par value of $0.001 per share issued and outstanding.

Transitional Small Business Disclosure Format (Check One):    Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Please see attached Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Please see attached Management's Discussion and Analysis


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

M-I Vascular Innovations, Inc. ("MIV"), the other company involved in the Share Exchange and Finance Agreement dated May 15, 2001 entered into with DBS Holdings Inc. (the "Company"), commenced legal actions in the British Columbia Supreme Court on November 10, 2000 against one of its founders, John Ma (the "Defendant"), being the director that sold the coil stent to MIVI Technologies Inc. ("MIVI"), a wholly owned subsidiary of MIV, for breach of the Founders Agreement dated March 16, 1999, breach of Consulting Agreement dated March 16, 1999, and breach of the Share Purchase Agreement dated September 9, 1999. MIV is seeking to cancel 2,967,000 of this founder's shares. MIV is seeking damages for failure of performance and the cost of replacing this founder's services and costs incurred by MIV.

The Defendant has counterclaimed against MIVI and MIV and against certain of the other founders alleging various matters including a conspiracy to oust the Defendant and deprive him of his shares and seeking shares of up to 3,500,000 shares of MIV (and conversion of such to Company shares), recovery of anticipated future revenue of the consulting agreement and other general damages.

On May 17, 2001, the Defendant received a temporary injunction against certain of the MIV founders and MIV and MIVI to temporarily halt their further proceeding with share merger and financing of MIV with and by the Company until the parties can come before the B.C. Supreme Court for a full hearing on the motion which was expected to occur in June of 2001. At this time the Company (other than through its control of MIV and MIVI) is not directly involved in these proceedings.

On June 22, 2001, the Defendant, certain of the MIV founders, MIV, MIVI and the Company entered into a Letter Agreement for Settlement Agreement to settle the legal actions commenced in the B.C. Supreme Court on November 10, 2000 and to lift the temporary injunction received by the Defendant.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Subsequent to February 28, 2001 and prior to May 1, 2001, 166,000 share purchase warrants of the Company were exercised at $0.10 per share for total proceeds of $16,600.

         After giving effect to the Share Exchange and Finance Agreement dated May 15, 2001, the Company has redeemed 5,500,000 common shares owned by current shareholders of the Company for $0.04 per share. At this time, the shares have not been cancelled and are being held in treasury. In addition, the Company will be issuing 9,220,000 common shares to certain individuals named in the Share Exchange and Finance Agreement in exchange for receiving 9,220,000 common shares of M-I Vascular Innovations, Inc. owned by those certain individuals. These transactions contemplated under the Share Exchange and Finance Agreement dated May 15, 2001, have not taken place at this time. In May 2001, the Company received subscriptions for the issuance of 733,333 common shares and warrants at $1.50 per unit in a private placement. At this time, the shares have not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         On March 9, 2001, the Company filed a Form 8-K which contained a news release announcing the conclusion of negotiations for the acquisition of control of M-I Vascular Innovations, Inc.

         On May 4, 2001, the Company filed a Form 8-K which contained a news release announcing that the Company had entered into a Share Exchange and Finance Agreement with M-I Vascular Innovations, Inc.

         On May 15, 2001, the Company filed a Form 8-K which contained a news release announcing that the Share Exchange and Finance Agreement (the "Agreement") executed with M-I Vascular Innovations, Inc. ("MIV") has been executed by sufficient shareholders to make the Agreement executory and results in the Company acquiring control of MIV.

         On May 22, 2001, the Company filed a Form 8-K which contained a news release announcing the appointment of new management of the Company.

         On May 30, 3001, the Company filed a Form 8-K which described the change in control of the Company and the acquisition of M-I Vascular Innovations, Inc. In addition, the Form 8-K contained a copy of the Share Exchange and Finance Agreement dated April 25, 2001, among the Company, M-I Vascular Innovations, Inc. and certain M-I Vascular Innovations, Inc. shareholders.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBS HOLDINGS INC.
                                             -------------------------------
                                             (Registrant)

Date:    July 16, 2001                       /s/ Stephen Walters
       ----------------------                -------------------------------
                                             Stephen Walters,
                                             President and Director

Prepared without audit by Management

DBS HOLDINGS, INC
BALANCE SHEET
AS OF MAY 31, 2001


                                                          May 31, 2001
                                                          ------------
ASSETS
Current
     Cash                                                      13,824
     Trust Account                                            910,000
     Due to DBS                                               262,937
                                                            ---------
                                                            1,186,761

Other assets
     Investment, at cost                                        2,525
                                                            ---------

                                                            1,189,286
                                                            ---------

LIABILITIES
Current
     Accrued liabilities                                      106,808
                                                            ---------
                                                              106,808
Equity
     Capital Stock                                             11,086
     Additional Paid-In Capital                             1,220,104
     Deficit                                                 (148,712)
                                                            ---------
                                                            1,082,478
                                                            ---------
                                                            1,189,286
                                                            =========

Prepared without audit by Management

DBS HOLDINGS, INC
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE QUARTER ENDED MAY 31, 2001

                                         Common         Additional                            Total
                                         Stock           Paid-in                           Stockholders'
                                         Amount          Capital            Deficit           Equity
                                      -----------       -----------       -----------      -------------
Balance, February 28, 2001                 10,920           133,670          (152,686)           (8,096)

Issuance of common Stock
 Per warrants exchange (note 4)               166            16,434                              16,600

 Private Placement (note 3)                                 120,000                             120,000
                                                            950,000                             950,000

Redemption of shares (note 3)              (5,500)                                               (5,500)

Shares held in Treasury (note 3)            5,500                                                 5,500

Net profit                                                                      3,974             3,974
                                      -----------       -----------       -----------       -----------
                                      $    11,086       $ 1,220,104       ($  148,712)      $ 1,082,478
                                      ===========       ===========       ===========       ===========

Prepared without audit by Management

DBS HOLDINGS, INC
STATEMENT OF PROFIT AND GAIN
FOR THE QUARTER ENDED MAY 31, 2001


                                                          May 31, 2001
                                                          ------------
EXPENSES
     Filing fees                                                1,783
     Legal fees                                                (6,039)
     Transfer Agent fees                                          245
     Office and administrative                                     36
                                                            ---------
                                                               (3,974)

Gain, for the period (note 5)                                   3,974

Deficit, from inception to February 28, 2001                 (152,686)

Deficit, end of period                                       (148,712)
                                                             ========

Prepared without audit by Management

DBS HOLDINGS, INC
STATEMENT OF CHANGES IN CASH FLOW
FOR THE QUARTER ENDED MAY 31, 2001


                                                          May 31, 2001
                                                          ------------
CASH PROVIDED BY (USED FOR)

Operating Activities
     Gain for the period                                        3,974
     Increase in Payables                                      87,267

Financing Activities
     Issuance of common shares                                 16,600
     Subscriptions received                                 1,070,000

Increase (decrease) in Cash, for the period                 1,177,841

Cash, beginning of period                                       8,920

Cash, end of period                                         1,186,761
                                                            =========

Prepared without audit by Management

DBS HOLDINGS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MAY 31, 2001

1. OPERATIONS

The Company was incorporated on March 19, 1999 under the laws of the State of Nevada.

These financial statements are prepared in accordance with generally accepted accounting principles in the United States and all amounts are in US dollars.

2. SIGNIFICANT ACCOUNTING POLICY

a)   Financial instrument

     The Company's financial instrument consists of cash and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk. The fair value of this financial instrument approximates its carrying value.

b)   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that reflect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.


3. COMMON STOCK

Activity of the common stock account for the period is as follows:

                                                                     Additional
                                     Number             Par           Paid-in
                                   of Shares           Value          Capital
                                  -----------       -----------     -----------
Balance, beginning of period       10,919,500            10,920         133,670

Shares issued, for cash               166,000               166          16,434

Shares redeemed                    (5,500,000)
Shares held in treasury             5,500,000

Share subscription received                                           1,070,000

                                  -----------       -----------     -----------
Balance, end of period             11,085,500            11,086       1,220,104
                                  ===========       ===========      ==========

The Company issued, in April 2001, 166,000 shares on exercise of warrants for cash (note 4)

In May 2001, the Company redeemed 5,500,000 shares at $.04 each, thereby reducing the issued capital of the Company. At this time, the shares have not been cancelled and are being held in treasury.

In May 2001, the Company received subscriptions for the issuance of 733,333 common shares stock and warrants at $1.50 per unit in a private placement.

4. WARRANTS

In April 2001, shareholders exercised 166,000 warrants, at $0.10 each. In May 2001, the Company received subscriptions for 733,333 units. Each unit consists of one common share and one warrant to purchase one common share exercisable for $4.00 within 180 days following the receipt of subscription funds.

5. PROFIT

The Company is in the development stage as defined in Statement No. 7 of the Financial Accounting Standards Board. No revenues have been generated to date. In the previous period, the Company over estimated the liabilities amount, thus impacting the results in operations for the current period.

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION
FOR THE QUARTER ENDED MAY 31, 2001

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Actual events or results could differ materially from those discussed in the forward-looking statements as a result of various factors including those set forth below or under the heading "Description of Business" contained in the Company's Form 8-K filed May 15, 2001.

During the quarter the Company posted a gain of $ 3974, although no revenues have been generated to date. This gain merely reflects an over-accrual of liabilities in the previous period. Working capital increased from $-10,621 (February 28, 2001) to $1,079,953 (May 31, 2001).

Prior to April 25, 2001, the Company's main business was its Investorservice.com website. This website was intended to operate as a one-stop shopping web site for investor products. The website was built by the gathering and compiling of a comprehensive database of internet-related financial content providers. However, in December of 2000, the Company decided to pursue other opportunities. In the first few months in 2001, the Company decided to enter into negotiations to acquire M-I Vascular Innovations, Inc. ("MIV"), which would allow it to enter into the business of production and sales of medical stents and drug delivery devices.

During the quarter the Company issued 166,000 shares from exercise of warrants. This issue brings the total of issued and outstanding shares in the Company to 11,085,000. 5,500,000 shares were redeemed at $.04 per share. At this time, the shares have not been cancelled and are being held in treasury. The Company also received subscriptions from private placement for the issuance of 733,333 units at $1.50 per unit, each unit consisting of one common share and one warrant.

Prepared without audit by Management.