Form 10QSB
period 2001-08-31
DBS HOLDINGS INC
filed 2001-11-15
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Quarterly period ended August 31, 2001
                                                         ---------------

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


               1-8765 ASH STREET, VANCOUVER, B.C., CANADA, V6P 6T3
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 301-9545
                           ---------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,665,500 shares of common stock with a par value of $0.001 per share as of October 12, 2001

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Please see attached Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Please see attached Management's Discussion and Analysis


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the Company's quarterly report on Form 10-QSB filed on July 16, 2001, and on the Form 8-K filed October 15, 2001, M-I Vascular Innovations, Inc. ("MIV") commenced legal actions in the British Columbia Supreme Court on November 10, 2000 against one of its founders, John Ma (the "Defendant"). MIV sought damages for failure of performance and the cost of replacing this founder's services and costs incurred by MIV, as more fully disclosed in the Company's Form 8-K filed October 15, 2001.

         The defendant counterclaimed against MIV and its operating subsidiary, MIVI Technologies, Inc. ("MIVI"), and certain other founders alleging various matters, including a conspiracy to oust the Defendant and deprive him of shares of common stock of MIV to which he was entitled.

         The parties to these actions entered into a formal settlement agreement (the "Settlement Agreement") dated September 14, 2001 to settle these matters. Under the terms of the Settlement Agreement:

1. The Company and MIV will take all necessary steps to effect the conversion or exchange of all of the 3,392,399 MIV shares currently owned by John Ma for shares of the Company on a one-for-one basis (the "Exchange").

2. Mr. Ma has granted an option (the "Option") to Heath Ellingham or nominee (the "Optionee") to purchase the MIV shares (or Company shares following the Exchange) owned by Mr. Ma for a purchase price of CDN$1.00 per share. During the Option period, the Optionee has the right to exercise all voting power with respect to the shares covered by the Option.

3. The legal actions are suspended until the earlier of December 22, 2001 (unless extended by agreement) or the exercise of the Option. Provided that the Option is fully exercised in the above time period and the terms of the Settlement Agreement are met, the actions will be dismissed and all parties to the actions will be released. The Exchange is expected to take place irrespective of whether the Option is exercised. To the date of this report, the Option had not been yet exercised.

4. John Ma and Angiocure Technologies, Inc. each covenant and represent that any and all right, title and interest in certain stent technology described in the Settlement Agreement have been fully and completely conveyed by John Ma and Angiocure Technologies, Inc. to MIV and MIVI, and that they each have absolutely no interest therein and John Ma will make no claim thereto, provided that if Heath Ellingham or his nominee has not fully exercised the Option, John Ma and Angiocure will have the right to seek payment of the royalties contemplated by the Share Purchase Agreement dated January 9, 1999 between MIV and John Ma.

5. Any obligation of Mr. Ma and Angiocure Technologies Inc. not to compete against MIV or any related or affiliated party is waived and terminated absolutely, irrespective of whether the Option is exercised or of the occurrence or non-occurrence of any other event, and this provision will survive any termination of the Settlement Agreement.

6. The temporary injunction received by Mr. Ma against MIV and MIVI on May 17, 2001 restricting the acquisition and financing of MIV by the Company, has been lifted. As of November 13, 2001, the Option has not yet been exercised.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Pursuant to the Share Exchange and Finance Agreement (the "Exchange Agreement") dated May 15, 2001, the Company completed, on August 24, 2001, the redemption of 5,500,000 shares, at $0.04 per share. The shares are being held in treasury by the Company and have not been cancelled. The Exchange Agreement also called for the exchange of 9,220,000 shares held by the MIV Shareholders (as defined in the Exchange Agreement) for shares of common stock of the Company on a one-for-one basis. Subsequent to the execution of the Exchange Agreement, certain MIV Shareholders transferred their shares of MIV. Accordingly, the Company has proceeded to issue only 9,010,000 shares of common stock for the MIV stock held by the MIV shareholders who were obligated to exchange their shares under the terms of the Share Exchange and Finance Agreement, as opposed to 9,220,000 as detailed in the Share Exchange and Finance Agreement. The remaining 210,000 shares will be exchanged, if at all, upon consummation of the secondary exchange offer contemplated by the MIV Share Exchange Agreement. These issuances were completed on July 17, 2001 (3,835,000) and August 24, 2001 (5,175,000) and
were exempt from registration under the Securities Act of 1933 pursuant to ss.4(2) thereof, and Regulation D and Regulation S thereunder, because each of the exchanges of securities either occurred outside of the United States, or was made with an MIV Shareholder who was an accredited investor as defined in Regulation D.

         On July 17, 2001, the Company issued 633,333 units to Rush & Co. at $1.50 per unit, for net proceeds of $950,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00 until November 30, 2001. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder, because Rush & Co. is a Swiss entity, and the sales to Rush & Co. occurred outside of the United States.

         On July 17, 2001, the Company issued 80,000 units to Fonds Regroupes Azura at $1.50 per unit, for net proceeds of $120,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00, until November 30, 2001. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder, because Fonds Regroupes Azura is a Canadian entity, and the sales to Fonds Regroupes Azura occurred outside of the United States.

         On August 24, 2001, the Company issued 10,000 units to Tower Management Corporation at $1.50 per unit, for net proceeds of $15,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00, until January 2, 2002. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder, because Tower Management Corporation is not a U.S. entity, and the sales to Tower Management Corporation occurred outside of the United States.

         On August 24, 2001, the Company issued 25,000 units to Garth Butcher at $1.50 per unit, for net proceeds of $37,500. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00, until December 27, 2001. This issuance was exempt from registration under the Securities Act of 1933 pursuant to ss.4(2) and Regulation D thereunder, because Mr. Butcher is an accredited investor.

         On August 24, 2001, the Company issued 950,000 units to Carlingford Assets Limited and 183,333 units to Ganesha Holdings Limited, upon conversion of an $850,000 loan to MIV into equity of the Company. Each unit was valued at $.75, and consisted of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $1.50, until June 14, 2003.

         On August 24, 2001, the Company issued 113,334 shares of common stock to Ganesha Holdings Limited for finders' fees related to the $850,000 loam to MIV. Charges of $85,000 to deficit have been recorded based on the fair market value of the shares issued.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         2.1 Share Exchange and Finance Agreement - Incorporated by reference from the Company's report on Form 8-K, filed on May 30, 2001.

         2.2 Share Exchange Closing Agreement - Incorporated by reference from the Company's report on Form 8-K, filed on July 26, 2001.

         3.1 Certificate of Incorporation - Incorporated by reference from the Company's registration statement on Form 10-SB, filed on April 25, 2000.

         3.2 Bylaws - Incorporated by reference from the Company's registration statement on Form 10-SB, filed on April 25, 2000.

         10.1 Settlement Agreement - Incorporated by reference from the Company's report on Form 8-K, filed October 15, 2001.

         (b)  Reports on Form 8-K

         On July 26, 2001, the Company filed an amendment to the Form 8-K filed May 15, 2001, which announced the closing of the transactions contemplated by the Exchange Agreement reported in the prior 8-K, and disclosing resulting developments within the Company.

         On October 15, 2001, the Company filed a Form 8-K, which described the change in Management and Board of the Company and the resignation of M-I Vascular Innovations, Inc. auditors. The Form 8-K also indicated that the Company is late in its filings, and that its financial viability may be in question. The Form 8-K also indicated the Company has entered into a formal settlement agreement dated September 14, 2001 in respect of resolving the legal action with one of MIV's founder.

         On November 13, 2001, the Company filed a Form 8-K disclosing changes in its independent auditors and fiscal year end.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBS HOLDINGS INC.
                                             -----------------
                                             (Registrant)


Date: November 15, 2001                      /s/ Alan P. Lindsay
      -----------------                      -------------------
                                             Alan P. Lindsay
                                             President and Director

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)

Consolidated Financial Statements
(Unaudited)
AUGUST 31, 2001 AND 2000
(expressed in US dollars)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Balance Sheet
(Unaudited)
-------------------------------------------------------------------------------
(expressed in US dollars)



                                                                          AUGUST 31,           MAY 31,
                                                                            2001                 2001
                                                                              $                   $
                                                                        -------------         ----------
                                                                         (Unaudited)           (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   509,234               332,332
Cash held in trust                                                                -               910,000
Prepaid expenses and deposits                                                36,051                41,785
Other receivable                                                             21,839                14,920
                                                                         ----------            ----------
                                                                            567,124             1,299,037
PLANT AND EQUIPMENT (note 5)                                                526,591               564,411
                                                                         ----------            ----------
                                                                          1,093,715             1,863,448
                                                                         ==========            ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities (note 5)                           447,412               523,639
Related party loan (note 6)                                                       -               850,000
                                                                         ----------            ----------
                                                                            447,412             1,373,639
                                                                         ----------            ----------
MINORITY INTEREST                                                           805,611               560,611
                                                                         ----------            ----------
COMMON STOCK
Authorized
      20,000,000 common shares with a par value of $0.001
Issued and outstanding
      16,665,500 (May 31, 2001 - 14,595,500) common shares (note 7)          16,665                14,596
OTHER CAPITAL ACCOUNTS                                                    7,426,022             4,092,723
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (7,624,290)           (4,207,417)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       22,295                29,296
                                                                         ----------            ----------
                                                                           (159,308)              (70,802)
                                                                         ----------            ----------
                                                                          1,093,715             1,863,448
                                                                         ==========            ==========

GOING CONCERN (note 2)
COMMITMENTS (notes 1 and 8)
SUBSEQUENT EVENTS (notes 1 and 11)

APPROVED BY THE BOARD OF DIRECTORS



    "Wilfred Jefferies"     Director           "Alan Lindsay"        Director
---------------------------             ----------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statement of Operations
(Unaudited)
------------------------------------------------------------------------------
(expressed in US dollars)





                                                                                                           CUMULATIVE FROM
                                                                                                          JANUARY 20, 1999
                                                                                                              (DATE OF
                                                             THREE-MONTH PERIODS ENDED AUGUST 31,         INCORPORATION) TO
                                                           ----------------------------------------           AUGUST 31,
                                                                   2001                   2000                   2001
                                                                     $                      $                      $
                                                           -----------------         --------------       ------------------
                                                               (Unaudited)            (Unaudited)            (Unaudited)
EXPENSES
General and administrative                                        3,099,370                291,355             6,006,156
Research and development                                            282,535                141,437             2,134,456
Depreciation                                                         37,609                 21,291               167,870
Interest expense                                                          -                      -               850,000
                                                                 ----------            -----------             ---------
LOSS FROM OPERATIONS                                              3,419,514                454,083             9,158,482
INTEREST INCOME                                                      (2,641)                (3,112)              (47,972)
                                                                 ----------            -----------             ---------
LOSS FOR THE PERIOD                                               3,416,873                450,971             9,110,510
                                                                 ==========            ===========             =========
BASIC AND FULLY DILUTED LOSS PER SHARE                                (0.22)                 (0.03)
                                                                 ==========            ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO COMPUTE
      BASIC AND FULLY DILUTED LOSS PER SHARE                     15,471,569             14,657,567
                                                                 ==========            ===========




       The accompanying notes are an integral part of these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
-------------------------------------------------------------------------------
(expressed in US dollars)





                               COMMON STOCK                OTHER CAPITAL ACCOUNTS
                           ---------------------  ------------------------------------------------
                                                                ADDITIONAL   DEFERRED     COMMON
                            NUMBER OF      PAR                   PAID-IN      COMPEN-     STOCK
                              SHARES      VALUE      WARRANTS    CAPITAL      SATION     ISSUABLE
                                            $           $            $           $           $
                           ----------- ---------  -----------  -----------  ----------  ----------
BALANCE - MAY 31, 2001      14,595,500    14,596      769,227   2,264,133     (10,637)   1,070,000
Issuance of common
  stock and warrants
  on July 27, 2001
  for subscription
  received May 15,
  2001 at $1.50 per
  unit (note 7)                713,333       713       54,177   1,015,110           -   (1,070,000)
Issuance of common
  stock and warrants
  for cash at $1.50
  per unit on
  August 24, 2001 (note 7)      35,000        35          691      51,774           -            -
Issuance of common
  stock and warrants
  pursuant to
  settlement of
  related party loan
  at $1.50 per unit
  on July 17, 2001           1,133,333     1,133      326,268     522,599           -            -
Issuance of common
  stock for services
  rendered (finders'
  fees) (note 7)               113,334       113            -     236,755           -            -
Issuance of common
  stock for services
  rendered - June 12,
  2001 (note 7)                 75,000        75            -     164,925           -            -
Stock option grants
  (note 7)                           -         -            -   2,325,000    (294,000)           -
Modification of
  warrants (note 7)                  -         -            -   1,448,960           -            -
                                     -         -            -  (1,448,960)          -            -
Comprehensive loss
  Loss for the period                -         -            -           -           -            -
  Other comprehensive
    income - foreign
    currency translation
    adjustment                       -         -            -           -           -            -
                            ----------    ------    ---------  ----------    --------   ----------
Total comprehensive loss             -         -            -           -           -            -
                            ----------    ------    ---------  ----------    --------   ----------
                            16,665,500    16,665    1,150,363   6,580,296    (304,637)           -
                            ==========    ======    =========  ==========    ========   ==========




                              ACCUMU-      DEFICIT
                               LATED       ACCUMU-
                               OTHER        LATED
                              COMPRE-     DURING THE       TOTAL
                              HENSIVE      DEVELOP-       STOCK-
                             INCOME         MENT          HOLDERS'
                              (LOSS)       STAGE          EQUITY
                                $            $               $
                            ----------   -----------     ---------
BALANCE - MAY 31, 2001        29,296     (4,207,417)      (70,802)
Issuance of common
  stock and warrants
  on July 27, 2001
  for subscription
  received May 15,
  2001 at $1.50 per
  unit (note 7)                    -              -             -
Issuance of common
  stock and warrants
  for cash at $1.50
  per unit on
  August 24, 2001 (note 7)         -              -        52,500
Issuance of common
  stock and warrants
  pursuant to
  settlement of
  related party loan
  at $1.50 per unit
  on July 17, 2001                 -              -       850,000
Issuance of common
  stock for services
  rendered (finders'
  fees) (note 7)                   -              -       236,868
Issuance of common
  stock for services
  rendered - June 12,
  2001 (note 7)                    -              -       165,000
Stock option grants
  (note 7)                         -              -     2,031,000
Modification of
  warrants (note 7)                -              -     1,448,960
                                   -              -    (1,448,960)
Comprehensive loss
  Loss for the period              -     (3,416,873)   (3,416,873)
  Other comprehensive
    income - foreign
    currency translation
    adjustment                (7,001)             -        (7,001)
                             -------     ----------    ----------
Total comprehensive loss      (7,001)    (3,416,873)   (3,423,874)
                             -------     ----------    ----------
                              22,295     (7,624,290)     (159,308)
                             =======     ==========    ==========


       The accompanying notes are an integral part of these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------
(expressed in US dollars)

                                                                                                             CUMULATIVE FROM
                                                                                                            JANUARY 20, 1999
                                                                                                                 (DATE OF
                                                                 THREE-MONTH PERIODS ENDED AUGUST  31,        INCORPORATION)
                                                                --------------------------------------         TO AUGUST 31,
                                                                     2001                    2000                 2001
                                                                       $                       $                    $
                                                                --------------            ------------      -----------------
                                                                   (Unaudited)            (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                                              (3,416,873)                (450,971)           (9,110,510)
Adjustments to reconcile loss for the period to net cash
      used in operating activities
           Stock-based compensation                               2,677,868                  233,379             3,567,750
           Interest expense on related party loan                         -                        -               850,000
           Depreciation                                              37,609                   21,291               167,870
           Leasehold improvements written down                            -                        -                13,300
Changes in non-cash working capital items
      Other receivable                                               (6,913)                       -               (21,989)
      Prepaid expenses and deposits                                   5,748                  (13,591)              (36,717)
      Accounts payable and accrued liabilities                      (62,420)                 (11,986)              375,000
                                                                 ----------                ---------            ----------
                                                                   (764,981)                (221,878)           (4,195,296)
                                                                 ----------                ---------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock and warrants for cash, less
      share issuance costs                                           52,500                1,662,100             4,726,143
Deferred financing costs                                                  -                   62,100                     -
Related party loan                                                        -                        -               850,000
Cash acquired in reverse acquisition                                      -                        -                13,824
Common stock redemption                                                   -                        -              (120,000)
                                                                 ----------                ---------            ----------
                                                                     52,500                1,724,200             5,469,967
                                                                 ----------                ---------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                    (10,354)                (214,862)             (721,940)
                                                                 ----------                ---------            ----------
FOREIGN EXCHANGE EFFECT ON CASH                                     (10,263)                 (18,697)              (43,497)
                                                                 ----------                ---------            ----------
NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                             (733,098)               1,268,763               509,234
CASH AND CASH EQUIVALENTS -
      BEGINNING OF PERIOD                                         1,242,332                  587,256                     -
                                                                 ----------                ---------            ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           509,234                1,856,019               509,234
                                                                 ==========                =========            ==========



       The accompanying notes are an integral part of these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

1     ORGANIZATION

      M-I Vascular Innovations, Inc. (the company or M-I) was incorporated in the State of Delaware on January 20, 1999. The company is in the development stage and is involved in the design, development and manufacture of coronary stents which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries.

      Upon the formation of the company, 10,467,000 common shares were issued to the founders for nominal consideration by resolution on March 16, 1999. The founders shares are subject to the Founders Agreement, dated March 16, 1999, which granted one of the founders an anti-dilution provision at 25%, as this founder was to contribute to technical personnel. The anti-dilution provision existed until the earlier of March 31, 2002, the date the company raised $2,000,000 in cumulative equity financing, or the date upon which the common stock of the company became publicly traded. The Founders Agreement terminates on the earlier of March 16, 2002 or one day prior to either of the filing of a prospectus or listing of the company. On November 10, 2000, the company commenced court proceedings against this same founder, seeking transfer or cancellation of his founders shares claiming breach of fiduciary duty, breach of the consulting agreement and breach of the Founders Agreement for his refusal to contribute founders shares to technical staff. This founder has counterclaimed, seeking damages for breach of contract, an order declaring that certain stent technology currently owned by the company belongs to this founder.

      On September 14, 2001, M-I and DBS Holdings, Inc. (DBS) executed a settlement agreement with this same founder to settle legal action. Under the settlement agreement, M-I and DBS agreed to take all necessary steps to effect the conversion or exchange of all the M-I shares owned by this founder, including those additional shares issuable under the anti-dilution provision (note 7), to DBS shares on a one-for-one basis as soon as practicable. As of November 13, 2001, this exchange had not taken place. All parties will suspend the legal action and all other legal proceedings until the earlier of December 22, 2001 and the termination of the escrow agreement. The parties agree that until December 22, 2001, but in any event no later than January 22, 2002, none of the parties will do anything to affect the restrictions on the sale of the M-I shares or the DBS shares to be issued in exchange for the M-I shares, unless done for the benefit of all parties. The founder will request that the complaint lodged with the B.C. Securities Commission regarding the share exchange of the DBS shares for the M-I shares be withdrawn and that no further action will be taken until the earlier of December 22, 2001 and the termination of the escrow agreement.

      Concurrent with the execution of the Settlement Agreement, a shareholder of the company and the former founder entered into an Option Agreement, whereby the shareholder holds an option to acquire the company's shares owned by the former founder at a price of Cdn$1.00 per share. This option terminates on December 22, 2001, unless by December 10, 2001, the shareholder provides the former founder with notification of an extension to January 22, 2002. Provided the option is fully exercised within this time period and the terms of the Settlement Agreement are met, the legal action will be dismissed. As at November 13, 2001, this option had not been exercised. The shareholder and the former founder have also entered into an Escrow Agreement, whereby any shares acquired by the shareholder pursuant to the option agreement will be held in escrow until the earlier of the date of the payment which causes the full option to have been exercised or December 22, 2001

                                                                             (1)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

      (or as extended as noted above). In addition, a Voting Agreement has been executed whereby voting power over the former founders shares has been transferred to this shareholder.

      The company entered into a transaction by agreement on January 19, 1999 to acquire MIVI Technologies Inc. (MIVI) in consideration of a royalty for the single stent product, and derivatives, transferred with MIVI. The royalty is payable at 4% of all net sales generated by product derived from the acquired technology and limited to $2,000,000 per year on each distinct product. Pursuant to the Settlement Agreement all right, title and interest in the stent, intellectual property and technology transferred with MIVI per the January 19, 1999 agreement has been fully and completely conveyed to M-I. If the option agreement referred to earlier is not fully exercised, the former founder will retain the right to seek payment of royalties contemplated by the January 19, 1999 agreement. Further it was agreed under the terms of the Settlement Agreement that the obligation of this same former founder, if any, not to compete against M-I or its affiliates is terminated, irrespective of whether the option is exercised or of the occurrence or non-occurrence of any other event, and this provision survives any termination of the Settlement Agreement.

      The company determined, after animal testing, that the acquired technology was no longer competitive and such stent technology is no longer being developed by the company. The company has internally developed new laser cut stent technology which constitutes the company's business.

      COLLABORATIVE RESEARCH AGREEMENT

      On May 23, 2001, the company entered into a Collaborative Research Agreement with the University of British Columbia to develop stent technology related to hydroxyapatite ceramics and coatings. This agreement had a term of four months to September 30, 2001 and the company committed to provide funding for Cdn$20,459 which was accrued in these consolidated financial statements at May 31, 2001. It was agreed that all rights and title to the technology would belong to the University of British Columbia with the company having an option to obtain a royalty bearing license as detailed in the agreement. The company is currently in negotiation to extend the Collaborative Research Agreement and increase its funding to the University of British Columbia. As at November 13, 2001, an extension to the agreement was still being discussed and had not been finalized.

      RECAPITALIZATION

      On April 25, 2001, M-I executed a Share Exchange and Finance Agreement (Agreement) with DBS, which is a development stage company incorporated in Nevada. The main business of DBS prior to April 25, 2001 was its InvestorService.com website. This business ceased operations as of April 25, 2001, and at the time of the Agreement, DBS was a non-operating company.

      In connection with the Agreement, DBS acquired 9,010,000 issued and outstanding common shares of M-I. As consideration for the M-I common shares, DBS issued 9,010,000 common shares. This transaction closed on May 15, 2001, and as a result, the former shareholders of M-I obtained a majority interest in DBS. As DBS was a non-operating public company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of DBS. On May 15, 2001, DBS had total assets of

                                                                             (2)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)


      $13,824 and total liabilities of $46,544. As the total liabilities exceeded total assets by $32,720, the excess of liabilities over assets over the par value of the stock related to DBS shareholders was charged to deficit as if a distribution was made to the DBS shareholders. Pro forma information was not presented since the share exchange was not a business combination. As 43% of the M-I shareholders did not tender their shares in the combination, those interests represent a minority interest in the legal subsidiary. Accordingly, 6,751,790 common shares related to the minority interest were removed from the number of shares outstanding as at May 15, 2001 along with the par value of such shares, a pro rata amount from additional paid-in capital and, as the company has a shareholders' deficiency, an amount from deficit to the extent of the amount removed from common stock and additional paid-in capital. In addition, shares issuable to certain subscribers were reflected as a minority interest. DBS plans to make an offer for these additional shares of M-I. Any such offer will be accounted for as a step purchase.

      Pursuant to the terms of the Agreement, warrants held by shareholders who agreed to exchange their common shares for DBS common shares were deemed to be exchanged for warrants in DBS. The value of warrants held by shareholders who did not agree to exchange their shares has been allocated to minority interest. In addition, the value of compensatory stock options issued by the company to employees and other non-shareholders and the value relating to common stock issuable in M-I have also been allocated to minority interest.


2     GOING CONCERN

      Since inception, the company has suffered recurring losses, totalling $9,110,510 as of August 31, 2001, and has a net working capital deficiency. The company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The company anticipates that losses will continue until such time, if ever, as the company is able to generate sufficient revenues to support its operations. The company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. There can be no assurance that any such events will occur, that the company will attain revenues from commercialization of its products, or that the company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the company will be able to obtain sufficient funds on terms acceptable to the company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.


                                                                             (3)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)


3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of DBS, M-I and its wholly owned subsidiary, MIVI. The consolidated financial statements as at August 31, 2000 and for the period then ended present the consolidated financial information of M-I. All significant intercompany transactions and balances have been eliminated.

      BASIS OF PRESENTATION

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the company's management, the unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial position as at August 31, 2001 and the results of operations for the three-month periods ended August 31, 2001 and 2000. For further information, refer to the company's consolidated financial statements and notes thereto included in the company's Form 10-KSB for the year ended May 31,2001.

      DEVELOPMENT STAGE

      The company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the company is considered to be in the development stage.


                                                                             (4)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

4     SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                      AUGUST 31,             AUGUST 31,
                                                                                         2001                   2000
                                                                                          $                      $
                                                                                     -----------            -----------
                                                                                     (Unaudited)            (Unaudited)
      Cash paid for income taxes                                                            -                       -
      Cash paid for interest                                                                -                       -

      SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
      Issuance of common stock for:
           Accounts payable in settlement of agreement                                      -                  42,532
           Related party loan (note 6)                                                850,000                       -
           Services (note 7)                                                          165,000                       -
           Finder's fee (note 7)                                                      236,868                  63,012
      Issuance of stock options for finder's fee (note 7)                                   -                 112,600
      Common stock issuable pursuant to anti-dilution provision (note 7)                    -                  25,147

5     BALANCE SHEET COMPONENTS

      PLANT AND EQUIPMENT

      Plant and equipment consist of the following:


                                                AUGUST 31, 2001 (Unaudited)
                                      ---------------------------------------------------
                                                         ACCUMULATED
                                          COST          DEPRECIATION              NET
                                           $                 $                     $
                                      ----------        ------------           ----------
      Furniture and fixtures             38,934             6,462                32,472
      Computer equipment                 94,693            46,744                47,949
      Laboratory equipment              511,618            98,691               412,927
      Leasehold improvements             48,377            15,134                33,243
                                        -------           -------               -------
                                        693,622           167,031               526,591
                                        =======           =======               =======


                                                                             (5)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)



                                                      MAY 31, 2001 (Audited)
                                      ---------------------------------------------------
                                                         ACCUMULATED
                                          COST          DEPRECIATION              NET
                                           $                 $                     $
                                      ----------        ------------           ----------
      Furniture and fixtures             35,353              4,710                30,643
      Computer equipment                 96,528             39,607                56,921
      Laboratory equipment              521,530             74,526               447,004
      Leasehold improvements             42,913             13,070                29,843
                                        -------            -------               -------
                                        696,324            131,913               564,411
                                        =======            =======               =======

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                                AUGUST 31,              MAY 31,
                                                                   2001                  2001
                                                                    $                     $
                                                               -----------             ---------
                                                               (Unaudited)             (Audited)
      Trade accounts payable                                     317,385                395,885
      Accrued salaries and wages                                  16,547                 13,470
      Share redemption payable (note 7)                          100,000                100,000
      Deferred leasehold inducement                               13,480                 14,284
                                                                 -------                -------
                                                                 447,412                523,639
                                                                 =======                =======

6     RELATED PARTY LOAN

      The company received an unsecured loan for $850,000 during the year ended May 31, 2001 from a company which was controlled by the president and chief executive officer of the company. This loan was non-interest bearing with no stated terms of repayment. On July 17, 2001, this loan was converted into 1,133,333 equity units at a price of $0.75 per unit. As there was no formal agreement in place, the company accounted for the loan as though it was convertible into equity at the option of the lender at the date it was received by the company.

      On the date the terms of conversion were contemplated by the company, the fair market value of equity units was $1.50 per unit. Accordingly, a beneficial conversion feature existed at this date, being the difference in the number of units the loan was convertible into at the fair market value at that date at $1.50 per unit (566,667 units) and the number of units the loan was actually convertible into at $0.75 per unit (1,133,333 units). Interest expense of $850,000, being the number of excess units the loan was convertible into (566,667 units) at their fair market value of $1.50 per unit, was recorded by the company on the date the conversion feature was determined.

                                                                             (6)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

      On July 17, 2001, the related party loan was converted into 1,133,333 equity units. Each unit consists of one common share and one share purchase warrant. Each warrant is exercisable into one common share at a price of $1.50 per share until June 14, 2003.


7     COMMON STOCK

      Authorized capital stock consists of 20,000,000 common shares at a par value of $0.001 per share.

      One of the founding shareholders had anti-dilution protection preventing his ownership interest from falling below 25%. This anti-dilution provision was effective until the earlier of March 31, 2002, the date the company raised $2,000,000 in cumulative equity financing, or the date upon which the common stock of the company became publicly traded. This provision expired during the three-month period ended August 31, 2001, as the company achieved the equity financing threshold.

      The anti-dilution protection was provided to the founding shareholder to compensate him for services rendered to the company. Accordingly, the company has recorded the fair value of the common stock as an expense and as common stock issuable. Upon issuance of the shares, the par value of the shares issued will be re-allocated from additional paid-in capital to common stock.

      The following share amounts had been recorded as expenses and as common stock issuable in other capital accounts:

                                                    ADDITIONAL         FAIR
                                                      SHARES           VALUE
                                                     ISSUABLE            $
                                                    ----------       --------
           Year ended    May 31, 1999                  83,047          45,676
                         May 31, 2000                 306,833         210,487
                         May 31, 2001                  35,519          25,147
                                                      -------         -------
                                                      425,399         281,310
                                                      =======         =======

      As this stock was issuable in shares of M-I, the amount has been allocated to minority interest at the date of the recapitalization (note 1).

      As part of a legal settlement agreement with the founding shareholder (note 1), these shares were issued during the three-month period ended August 31, 2001.


                                                                             (7)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

      PRIVATE PLACEMENTS

      On June 30, 2000, the company issued 352,800 units at a price of $1.00 per unit for net proceeds of $320,700. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $249,782 ($0.71 per share) was allocated to the common shares, and $103,018 ($0.29 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $42,012. Of this amount, $32,100 was paid in cash and $9,912 was paid by the issuance of 14,000 common shares. These costs have been netted against the proceeds allocated to the common stock. The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one common share of the company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

      On August 16, 2000, the company issued 1,768,000 units at a price of $1.00 per unit for net proceeds of $1,341,400. Each unit consists of one common share and one share purchase warrant. Of these units, 269,800 were issued pursuant to subscriptions received March 20, 2000. Accordingly, the common shares and warrants have been recorded based on their relative fair values on that date. The proceeds received for this subscription were $269,800. Of this amount, $185,083 ($0.69 per share) has been allocated to the common shares, and $84,717 ($0.31 per warrant) has been allocated to the warrants. The share issuance costs for this transaction were $20,000, paid in cash, and have been netted against the proceeds allocated to the common stock. The remaining 1,498,200 units have been recorded based on their relative fair values on the date of the issuance. The proceeds received for this private placement were $1,498,200. Of this amount, $1,060,726 ($0.71 per share) was allocated to the common shares, and $437,474 ($0.29 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $322,500. Of this amount $156,800 was paid in cash, $53,100 by the future issuance of 75,000 common shares, and $112,600 by the issuance of 200,000 common stock options. The cash share issuance costs have been netted against the proceeds allocated to the common stock. The costs related to the common shares and the options have been recorded as compensation expense in the consolidated statement of operations, as they were granted to a director of the company (note 9(a)). The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one share of common stock of the company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

      On July 17, 2001, the company issued 713,333 units at a price of $1.50 per unit. These units were subscribed to on May 15, 2001, therefore net proceeds of this issuance were $nil. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $1,015,823 ($1.42 per share) was allocated to the common shares, and $54,117 ($0.08 per warrant) was allocated to the share purchase warrants. There were no share issuance costs with respect to this issuance. The warrants expire on November 30, 2001. Each warrant entitles the holder to purchase one share of common stock of the company for $4.00.

      On August 24, 2001, the company issued 35,000 units at a price of $1.50 per unit for net proceeds of $52,500. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $51,809 ($1.48 per share) was allocated to the common shares, and $691 ($0.02 per warrant) was allocated to the share purchase warrants. There were no share issuance costs with respect to this issuance. The warrants expire on December 27, 2001 (25,000) and January 2, 2002 (10,000). Each warrant entitles the holder to purchase one share of common stock of the company for $4.00.

                                                                             (8)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

      Warrants included as part of the equity units described above have been separately recorded within stockholders' equity as a component of other capital accounts. The value allocated to the warrants was estimated using the fair value of the warrants assigned by the Black Scholes valuation model, relative to the fair value of the related common shares issued.

      ISSUANCE OF FOUNDERS SHARES FOR SERVICES

      During 1999, the company agreed to issue 420,000 common shares to certain founding shareholders for the performance of certain services and achievement of certain milestones. Although, the services were not performed, the company issued the shares of common stock in 2000 and accordingly, recorded compensation expense of $288,120, representing the fair value of the common stock issued.

      STOCK ISSUABLE - MINORITY INTEREST

      On the date of the recapitalization (note 1), M-I had stock issuable pursuant to anti-dilution provisions, for payment of stock issuance costs, and pursuant to a subscription received. As this stock was issuable in shares of M-I, it represents minority interest. This stock issuable was issued on August 14, 2001, and the value attributed thereto was reallocated from common stock issuable to minority interest.


                                                                               NUMBER OF         VALUE
                                                                                 SHARES            $
                                                                               ----------       -------
      Stock issuable with respect to:
           Former stockholder pursuant to anti-dilution                           425,399       281,310
           Payment of stock issuance costs relating to private placement of
                units on August 16, 2000                                           75,000        53,100
           Subscription received on February 9, 2001                               85,667        57,825
                                                                                  -------       -------
                                                                                  586,066       392,235
                                                                                  =======       =======

      On February 9, 2001, the company received $64,250 as a subscription for 85,667 units of M-I. The units consist of one common share and one share purchase warrant. Of the total consideration, $48,830 ($0.57 per share) was allocated to common shares, and $15,420 ($0.18 per warrant) was allocated to the warrants. Share issuance costs of $6,425, paid in cash, have been allocated against the proceeds of the subscription.

      ISSUE OF SHARES FOR SERVICES

      On June 12, 2001, the company entered into a financial consulting services agreement with several consultants whereby these consultants were issued 75,000 common shares, with a fair value of $165,000, to provide advice on matters including strategic alliances, business development and general business consulting. These shares


                                                                             (9)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)



      were issued upon execution of the agreement and recorded as a charge to general and administrative expense in the consolidated statement of operations.

      On July 17, 2001, the company issued 113,334 common shares for finder's fees related to the related party loan (note 6). These shares had a fair value on that date of $236,868. Accordingly, these shares were recorded as a charge to general and administrative expense in the consolidated statement of operations.

      SUBSCRIPTIONS RECEIVED

      On April 18 and May 10, 2000, the company received $269,800 as a subscription for 269,800 units of the company. These units were issued as part of the private placement that occurred on August 16, 2000. Of the consideration received of $269,800, $185,083 ($0.69 per share) has been allocated to the common shares, and $84,717 ($0.31 per warrant) has been allocated to the warrants. The share issuance costs for this transaction were $20,000 paid in cash, and have been netted against the proceeds allocated to the common stock.

      On May 15, 2001, concurrent with the execution of the Agreement (note 1), the company received $1,070,000 as a subscription for 713,333 units of the company. The units consist of one common share and one share purchase warrant. Share issuance costs of $20,000 were netted against the proceeds of the subscription. The units were issued at a price of $1.50 on July 17, 2001.

      REDEMPTION

      On August 24, 2001, the company completed the redemption of 5,550,000 common shares at $0.04 per common share in accordance with the share exchange and finance agreement. These shares are being held in treasury by the company.

      WARRANTS

      The following table summarizes information about the warrants issued by the company:

                                                           NUMBER OF
                                                          UNDERLYING
                                                            SHARES
                                                         ------------
           Balance - May 31, 2001                           2,560,000
           Issued - private placements                      1,881,666
                                                            ---------
           Balance - August 31, 2001                        4,441,666
                                                            =========

      Of the warrants outstanding at May 31, 2001, 2,341,800 had an exercise price of $1.50 and expired on April 30, 2002. The remaining 600,000 warrants had an exercise price of $1.50 until March 20, 2001 with a reload option at $2.00 until March 20, 2002. During the year, the board of directors approved an extension to the first expiry


                                                                            (10)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)

      date from March 20, 2001 to September 20, 2001, thereby extending the reload option to September 20, 2002. The reload option allows a further 600,000 warrants to be issued if, and only if, the initial 600,000 warrants are exercised. No value was ascribed to the reload feature described above.

      On August 14, 2001, the company changed the term on all of the previously outstanding warrants that were exchanged for warrants of DBS such that the exercise price for all warrants was $1.25 until April 30, 2002, and thereafter was $1.50, until the expiry date of April 30, 2003. The fair value of the 2,560,000 warrants of which terms were changed on this date, as determined by the Black Scholes option pricing model, is $1,448,960. As this change in status relates to potential shareholders, it has been treated as a distribution. Because the company has a deficit, the amount has been booked as a charge to additional paid-in capital. This amount has been included in the company's loss per share for the three-month period ended August 31, 2001.

      STOCK OPTIONS

      The company's stock option plan provides for the grant of incentive stock options to employees and officers of the company. The company does not currently have a formal stock option plan. Options are granted for a term not to exceed five years from the date of grant. Stock options granted to employees generally vest over a period of three years.

      The company had the following stock option activity:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                            EXERCISE
                                                           NUMBER OF         PRICE
                                                            OPTIONS            $
                                                          -----------      ----------
           Balance outstanding - May 31, 2001               1,687,500         0.84
                Options granted                             2,760,000         0.96
                Options exercised                                   -            -
                Options expired                                     -            -
                Options cancelled                          (1,687,500)        0.84
                                                           ----------         ----
           Balance outstanding - August 31, 2001            2,760,000         0.96
                                                           ==========         ====

      On August 14, 2001, the company issued 490,000 stock options, exercisable in shares of M-I, to employees and directors at a price of $1.00, and vesting immediately. This brought the total amount of options exercisable for stock of M-I to 2,177,500. All of the outstanding M-I options were cancelled on August 30, 2001. Of this amount, 1,585,000 related to employees of the company and were reissued as options for shares of DBS, with different vesting periods attached. An additional 1,175,000 options of DBS were also issued on this date. All options issued had an exercise price of $1.00, with the exception of 60,000 options relating to original M-I options, which had an exercise price of $0.55.


                                                                            (11)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)


      The intrinsic value of the M-I options issued on August 14, 2001, $245,000, has been recorded as compensation expense and minority interest as at that date.

      On August 30, 2001, the date of the change in the previous M-I options and the date of grant of all new options, all the options issued were accounted for as though they were new issuances as required by FIN No. 44. On that date, deferred compensation of the intrinsic value of the options was recorded in the amount of $2,325,000. Of this amount, $2,031,000 related to options that vested immediately, and therefore, this amount has been recorded as compensation expense in the consolidated statement of operations. The remaining $294,000 will be recognized over the vesting period of the related options, generally one year.


8     COMMITMENTS

      The company incurred rental costs of $27,868 for the three months period ended August 31, 2001 (2000 -$12,301) and is committed to the following annual rent on its premises:


                                          $
                                     ----------
           2002                         97,681
           2003                         98,378
           2004                         99,354
           2005                        100,051
           2006                         41,688
                                       -------
                                       437,152
                                       =======


9     RELATED PARTY TRANSACTIONS

      The following services were provided by related parties. These transactions, recorded at fair market values, were as follows:

      a) The company paid financing commissions of $nil (2000 - $150,000) to a company whose officer was a director of the company. The company also issued 200,000 stock options and had 75,000 common shares issuable at August 31, 2000 to this same director in respect of the August 16, 2000 private placement. The 200,000 options were expensed at their fair value, as determined by the Black Scholes option pricing model, in the amount of $112,600. The 75,000 shares were expensed at their fair value on the date of issuance of $53,100.

      b) The company paid $4,610 (2000 - $4,736) in rent to a company with common officers of the company. At August 31, 2001, $nil (May 31, 2001
         - $1,425) was due to this company.




                                                                            (12)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
AUGUST 31, 2001 AND 2000
INFORMATION AS AT AUGUST 31, 2001 AND FOR THE THREE-MONTH PERIODS ENDED
AUGUST 31, 2001 AND 2000 IS UNAUDITED.
------------------------------------------------------------------------------
(expressed in US dollars)



      c) The company paid $48,869 (2000 - $3,465) in legal fees to a firm which employs a director of the company. At August 31, 2001, $119,250 (May 31, 2001 - $81,303) was due to this company.

      d) The company paid $82,469 (2000 - $42,710) in management and directors fees to companies with common directors and officers of the company.


10    SEGMENTED INFORMATION

      The company identifies its operating segments based on business activities, management responsibility and geographical location. The company operates within a single operating segment, being the research and development of alternative stent technologies, and operates in one geographic area, being Canada. In addition, all of the company's assets are located in Canada.


11    SUBSEQUENT EVENT

      During October 2001, the company issued a further 425,000 stock options to consultants and employees at prices ranging from $0.55 to $1.50 with expiry dates ranging between three and six years.

                                                                            (13)

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS
FOR THE QUARTER ENDED AUGUST 31, 2001

The financial results for the three months ended August 31, 2001 reflect the continued research and development efforts for the MIVI stent delivery system to satisfy CE marking requirements, the execution of the Share Exchange and Finance Agreement that closed effective May 15, 2001, and new initiatives to identify opportunities that would enhance the Company's presence and profile on the medical device market and in the biotechnology and therapeutics fields.

OPERATIONS

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2001, the Company posted a loss of $3.42 million, compared to a loss of $450,971 for the three months ended August 31, 2000. These results include charges of $2.03 million to the Consolidated Statement of Operations, representing the fair value of Stock Based Compensation granted on August 30, 2001. Another $236,868 was charged to the Consolidated Statement of Operations based on the issuance of 113,334 shares for finders' fees. The rise in expenses is mainly attributable to a dramatic increase in legal and audit fees related to the execution of the Share Exchange and Finance Agreement, as well as a wider deployment of R&D efforts in the manufacturing of stents and stents systems for the completion of biocompatibility tests, as well as the undertaking of a quality system.

Working capital increased from a deficit of $74,602 (May 31, 2001) to positive $119,712 (August 31, 2001), mainly due to the conversion of an unsecured loan into equity on July 17, 2001.

General & Administrative

General and administrative expenses increased to $3.09 million during the quarter ended August 31, 2001, compared to $291,355 for the quarter ended August 31, 2000. The increase in 2001 is mainly due to a one-time charge of $2,031,000, which represents the fair market value of the stock-based compensation granted on August 30, 2001. An increase in both corporate and financing activities also resulted in higher management, legal, audit and consulting fees being incurred.

Research & Development

Research and developmental costs increased 100% during the quarter ended August 31, 2001 to $282,535 compared to $141,437 for the quarter ended August 31, 2000. The increase in 2001 resulted primarily from an upsurge in the activities of MIVI Technologies Inc., the R&D arm and wholly owned subsidiary of the Company. Legal costs related to patent application fees and costs related to in vitro testing, as well as the addition of personnel contributed to the bulk of the increase. Consulting costs incurred in developing the company's quality system for the attainment of the CE mark also increased substantially.

Depreciation

Depreciation expenses increased by $16,318 during the quarter ended August 31, 2001 to $37,609 compared to $21,291 for the quarter ended August 31, 2000. The change in 2001 was mainly due to the added depreciation expense associated with the addition of laboratory equipment for the R&D subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has financed its operations from private sales of equity, the exercise of warrants and stock options, and interest income on funds held for future investments.

Financing

The Share Exchange and Finance Agreement closed effectively May 15, 2001. Subsequent to the execution of the MIV Share Exchange Agreement, certain MIV Shareholders (as defined in the Share Exchange and Finance Agreement) transferred their shares of MIV. Accordingly, the Company has proceeded to issue only 9,010,000 shares of common stock for the MIV stock held by the MIV shareholders who were obligated to exchange their shares under the terms of the Share Exchange and Finance Agreement, as opposed to 9,220,000 as detailed in the Share Exchange and Finance Agreement. The remaining 210,000 shares will be exchanged, if at all, upon consummation of the secondary exchange offer contemplated by the MIV Share Exchange Agreement.

Common Stock

In the quarter ended August 31, 2001, the Company issued 2,070,000 shares and 1,881,666 warrants. These issues bring the total of issued and outstanding shares in the Company to 16,665,500, and the total outstanding warrants to 4,441,666. The increase in shares issued reflects the Company's efforts in raising capital for the funding of its Research and Development activities.

At this time, 5,500,000 shares, which were redeemed as per the terms of the Share exchange and Finance Agreement, have not been cancelled and are being held in treasury.

In the quarter ended August 31, 2001, the Company issued, 713,333 common shares and warrants. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at a price of $4.00 until November 30, 2001. The total subscriptions of $1,070,000 for the units were received in the quarter ended May 31, 2001.

In the quarter ended August 31, 2001, the Company issued, for cash, 35,000 common shares and warrants at $1.50 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at a price of $4.00. 25,000 warrants expire on December 27th, 2001, and the remaining 10,000 warrants expire on January 2nd, 2002.

In the quarter ended August 31, 2001, the Company issued 75,000 common shares for services rendered to the Company. Charges of $165,000 to deficit have been recorded based on the fair market value of the shares issued.

In the quarter ended August 31, 2001, the Company issued 1,133,333 common shares and warrants, following the conversion of an $850,000 loan into equity. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at a price of $1.50 until June 14, 2003.

In the quarter ended August 31, 2001, the Company issued 113,334 common shares for finders' fees. Charges of $236,868 to deficit have been recorded based on the fair market value of the shares issued.

Warrants

After giving effect to the Share Exchange and Finance Agreement dated May 15, 2001, the Company has issued 9,010,000 shares and 2,560,000 warrants. Each warrant entitles the holder to purchase one common share of the Company, at a price of $1.25 until April 30, 2002, and thereafter at a price of $1.50 until April 30, 2003.

                                                                  Number of
Quarter ended August 31, 2001                                        shares
---------------------------------------------------------------------------
Warrants outstanding - May 31, 2001                               2,560,000

Issued - private placements                                       1,881,666

Warrants outstanding - August 31, 2001                            4,441,666
                                                                 ===========

In the quarter ended August 31, 2001, the Company issued, for cash, 748,333 shares and warrants at $1.50 per unit, for net proceeds of $1,122,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share of the Company at a price of $4.00. 713,333 warrants will expire on November 30, 2001, 25,000 will expire on December 27, 2001 and the remaining 10,000 warrants will expire on January 2, 2002.

In the quarter ended August 31, 2001, the Company issued 1,133,333 shares and warrants following the conversion of an $850,000 loan to MIV into equity of the Company. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share of the Company, at a price of $1.50 until June 14, 2003.

Stock-based compensation

MIV's stock option plan provides for the grant of incentive stock options to employees, consultants, officers and directors of the company. As per the terms of the Agreement, all of MIV's option obligations have been transferred to the Company.

At May 31, 2000, MIV had 1,687,500 options outstanding. During the quarter ended August 31, 2001, MIV granted 490,000 options, cancelled 592,500, and transferred the total outstanding option obligations to DBS (1,585,000). An additional 2,760,000 options were issued directly from DBS. Upon transferring its option obligations to DBS, all the options were accounted for as though they were new issuances, and charges of $2,031,000 to the Consolidated Statement of Operations were recorded.

                                                                  Number of
Quarter ended August 31, 2001                                        shares
---------------------------------------------------------------------------
Options outstanding - May 31, 2001                                1,687,500

Options granted - MIV                                               490,000

Options cancelled - MIV                                            (592,500)

Options cancelled - as per the Exchanged Agreement               (1,585,000)

Options granted - DBS                                             2,760,000

Balance, end of period (August 31, 2001)                          2,760,000
                                                                ============

Cash Position

At August 31, 2001, the Company had cash and cash equivalents of $509,234 compared to $1,242,332 at May 31, 2001. The decrease in the Company's cash position is due primarily to the raise in funds spent to support the general management of the Company and the execution of the Share Exchange and Finance Agreement. Working capital increased from a deficiency of $74,602 at May 31, 2001 to a surplus of $119,712 as at August 31, 2001. The change in working capital is a direct result from the conversion of an $850,000 convertible loan into equity of the Company on July 17, 2001. In the year ended May 31, 2001, the Company's subsidiary, MI Vascular Innovations, Inc. had received from a corporation controlled by its then-President and CEO an unsecured loan for $850,000. This loan was non-interest bearing with no stated terms of repayment. The loan was convertible into equity at the option of the lender.

The company intends to raise additional funds through equity financings via the public market, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Prepaid Expenses & Deposits

Prepaid expenses and deposits decreased 14% in the quarter ended August 31, 2001 to $36,051 compared to $41,785 at May 31, 2001. The decrease in the quarter results primarily from the depletion of retainers from various lawyers for services rendered.

Accounts Payable & Accrued Liabilities

Accounts payable and accrued liabilities decreased 15% in the quarter ended August 31, 2001 to $447,412 compared to $523,639 at May 31, 2001. This decrease is a result of a tightening of expenditures and timing of payments.

PLAN OF OPERATION

         The Company is a development-stage company involved in the design, development and manufacture of coronary stents, which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies.

          To finance its Research and Development activities as outlined in its Plan of Operation, the Company must continue to solicit subscriptions for its common stock, until it has reached its funding target of $3,000,000 in aggregate funding. Once the financing is completed, the Company expects that it will have $1.8 million on hand. The Company's current projections indicate that this will be sufficient to allow the Company to continue its research and development and other anticipated activities through third calendar quarter 2002. Should the Company elect to undertake further initiatives in new areas of product research and development that would require further incremental financing, such initiatives would not be undertaken until such time as the necessary financing were completed.

         The Company's current goal, to which the Company will devote the majority of its present resources, is to obtain Conformite Europeenne Mark ("CE Mark") approval for the MIVI Stent, projected for the second calendar quarter of 2002, and to commence commercialization in the fourth calendar quarter of 2002. The Company also endeavors to develop coatings for its stent and to acquire therapeutic technology to be applied to medical devices.


Current R&D efforts

         In Vitro - Completion targeted for second calendar quarter of 2002

         In vitro studies of intravascular stents and stent delivery systems include both mechanical and performance testing and non-human biocompatibility testing. The data generated during testing must be conducted in accordance with a consistent and established protocol. The results of these tests must be reported in a statistically meaningful format. Consideration of worst case within tolerance conditions for geometries, blood pressure, and other biological factors must be included.

         The Company began in vitro testing of the MIVI laser-cut stent and of the MIVI Stent in April 2001. The majority of the tests were completed successfully in June 2001. However, a number of test results did not meet MIVI's specifications, and the Company is proceeding to refine certain processes in order to ensure that the specifications will be met during the next round of tests. The in vitro testing of the MIVI laser-cut stent of the MIVI Stent includes, but is not limited to:

         1. Conformance to Specifications - analysis of materials, mechanical properties, and corrosion (ongoing).

         2. Biocompatibility - determination that the device is chemically and mechanically benign. Tests include: cytotoxicity, haemolysis, systemic toxicity (an undesirable reaction in an animal model to an injected extract of the device) (completed September 2001).

         3. Stent Integrity - testing on finished sterilized stents after deployment with the proposed delivery system to determine:

              (i) Stent free-area percentage and dimensional changes (completed June 2001)

              (ii)   Stent expansion (completed June 2001)

              (iii)  Radial (hoop) (completed June 2001)

              (iv)   Fatigue testing - 1 year simulated (completed October
                     2000), 10 year simulation (pending)

         4. Stent Delivery System Performance - testing of stent diameter vs. balloon pressure, inflatability and deflatability, and catheter integrity.

         MIVI will retain the services of independent consultants to ensure independent confirmation and verification of the in vitro testing. MIVI plans to have completed in vitro tests by the second quarter of calendar year 2002.

         Verification and Validation - Completion targeted for second calendar quarter of 2002

         In order to move from manufacturing for R&D purposes to manufacturing for human clinical trial purposes or commercialization, a process known as "verification and validation" must be undertaken. Verification and validation ensures that we manufacture a consistent product that meets specifications. First, this requires that all critical components of the stent delivery system are identified and tested upon receipt (if required). Secondly, all manufacturing processes are fully documented and evaluated to ensure consistency and robustness. For certain processes, such as electropolishing, annealing and sterilization, third party testing is required as part of validation. All tests and evaluations carried out are reviewed by MIVI's management to ensure conformance to specifications and international standards where appropriate. Verification and validation must be completed prior to the formal hand-over of all technical requirements and work instructions from engineering to manufacturing for human clinical trials or commercialization purposes.

         CE Mark Certification - Completion targeted for second calendar quarter of 2002

         The Company's regulatory licensing strategy is to apply initially for CE Mark certification for the MIVI Stent in order to commence the promotion of products throughout the European Community and in other countries accepting the CE Mark. The US market is not penetrable at this time due to strong patent protection on rapid exchange catheters, which are the delivery systems used to deploy vascular stents. The Company has retained an international regulatory consulting firm to advise it with regard to the approval process and regulatory compliance issues.

         The Company's CE Mark submission will be based on an "Equivalence" status meaning that the Company will present the MIVI Stent as equivalent to others presently certified and sold in the European Community. This strategy will not require human clinical trial data and is expected to permit completion of the process by the second quarter of year 2002.

         In order to obtain CE Mark certification, the Company must establish and maintain an approved quality system and meet applicable requirements specific to the manufacturing and marketing of medical devices. Once this system has been audited and approved by an independent third party (the Notified Body), the Company may then label the medical device "CE Mark" and distribute the Stent Delivery Systems in the EU Countries and other non-European countries recognizing the CE mark). A Notified Body is an organization that has been accredited by the European Community to issue CE Mark Certification to manufacturers. The Company is in the process of identifying and selecting a reputable firm with experience in certifying manufacturers of implantable cardiovascular devices.

         The steps involved in this process include the following:


         1.   Demonstrate safety and effectiveness of the product

                  A company wishing to obtain the CE Mark approval must first meet the essential requirements of the EU Medical Devices Directive
         (MDD). To accomplish this, a company must conduct risk analysis throughout the design phase of the product and then establish that these risks have been eliminated or minimized to an acceptable level. This is accomplished through design reviews, in vitro testing and comparison with industry standards. This activity is summarized in a Technical File and is prepared for submission to the Notified Body.

         2. Establishment and maintenance of an approved quality system (completion targeted for fourth calendar quarter of 2001)

                  Based on the International Organization for Standardization ("ISO") standard ISO 9001, which is a universal standard for quality assurance in business systems that is accepted around the world for manufacturing businesses, European standard EN ISO 13485 is the quality system requirement for those companies manufacturing medical devices. Used in conjunction with ISO 9001, EN ISO 13485 establishes guidelines for the documentation and control of core activities such as manufacturing, design, testing, training and purchasing. In addition, EN ISO 13485 adds specific medical device requirements for areas such as product specifications, safety and sterilization procedures.

                  The Company is committed to pursuing business excellence through a systematic plan at every stage of the business. Management has a complete commitment to quality and leading by example. All staff are encouraged to share responsibility and is empowered to contribute to quality control and improvement. The Company has established a Quality Manual that is a statement of management's philosophy regarding the quality system. The Quality Manual and company-wide documentation system being completed is part of the Company's EN ISO 13485 compliance.

         3. Submit CE Mark Application to the Notified Body (completion targeted for second calendar quarter of 2002)

                  Once the Technical File has been compiled and reviewed by Company management and the Company's Quality System has been established and is functioning effectively, the application for CE Marking can be submitted to the Notified Body.

                  The Notified Body will proceed to review the submission and will either approve the application and move on to the on-site audit, or will respond with requests for clarification or further data. Once satisfied, the Notified Body will confirm the schedule for the on-site audit.

         4. Third Party Audit (completion targeted for second calendar quarter of 2002)

                  For conducting the on-site audit, the Notified Body will send two or more qualified auditors, at least one of whom must be an expert in the appropriate medical field. These auditors will spend a number of days in the facility reviewing the entire Company Quality System to document objective evidence establishing compliance with EN ISO 13485.

                  If the Notified Body were satisfied with the audit results, CE Mark approval would be granted. If, however, any non-compliance is observed, the Notified Body will request that the Company take corrective actions to the Notified Body's satisfaction prior to granting certification.


         Human Clinical Trials - Completion targeted for third calendar quarter 2002

         Human clinical trials will involve deployment of the MIVI laser-cut stent in actual human subjects. The trials will evaluate the safety, performance and efficacy of the MIVI Stent in a maximum of 30 patients, over a period of 6 months. Clinical trials are expected to assess:

      o  Procedural/Clinical success;

      o Incidence of major adverse cardiac events (or "MACE"): death, myocardial infarction, Coronary Artery Bypass Graft ("CABG") and/or target vessel revascularization;

      o  Stent deployment characteristics;

      o  Bleeding/vascular complications up to six months;

      o  Angina status up to 6 months.

         As a consequence of the successful animal trials at the Mayo Clinic in November 2000, the MIVI laser-cut stent commenced preparation for CE Mark and concurrent human clinical trials. Pre-clinical in vitro tests of the MIVI laser-cut stent and of the MIVI Stent are targeted for completion by the first calendar quarter of 2002, and active human clinical trials in two Canadian sites are expected to commence towards the end of the first calendar quarter of 2002. MIVI is producing 120 fully packaged MIVI Stent (composed of a MIVI laser-cut stent mounted on a catheter) at its manufacturing facilities in Vancouver, B.C., for delivery to the Canadian clinical trials sites. MIVI is currently developing the protocols for these human trials and finalizing the arrangement with the Canadian sites to conduct the trials. Following approval the Company is required to apply for an Investigational Testing Application with the Therapeutics Products Directorate from Health Canada in order to obtain the necessary permission to conduct clinical trials. This approval process is anticipated to take between 30 to 45 days.

         STENT DESIGN OPTIMIZATION - ONGOING

         Resources are intended to be allocated to pursue research in order to optimize the design of the MIVI laser-cut stent and of the MIVI Stent.

         DRUG DELIVERY SYSTEM - ONGOING

         By its alliances with other companies, research institutes and universities, the Company is researching and developing drug delivery capabilities for both stent and non-stent applications. It is the company's opinion that its stent is a potential platform for therapeutic delivery of drugs or gene therapies, thus a concurrent focus on device coatings and therapeutics is being pursued, but not limited to co-development of this stent.


         COMMERCIALIZATION - COMMENCEMENT TARGETED FOR FOURTH CALENDAR QUARTER 2002

         The Company is expecting to commence distribution of the MIVI Stent for commercial use in the fourth calendar quarter of 2002. The Company intends to penetrate the Brazilian market first, and will extend its efforts through the countries recognizing CE Marking.

RESOURCES

         In order to meet its objectives, the Company intends to exploit its human and financial resources and to identify and engage in strategic alliances when they are available.

         The Company is developing strategic alliances and joint ventures with prominent medical and biomedical companies. The Company has entered into a Collaborative Research Agreement with the University of British Columbia to develop an alternative family of coatings for stents, made of hydroxyapatite
(HA). Hydroxyapatite ceramics belong to a class of calcium phosphate based materials, which have long been widely used as bone substitutes. The hydroxyapatite coatings, like certain other biodegradable/biocompatible coatings such as polymers or ceramics, may encapsulate drugs, proteins, or DNA to address the problems of local inflammatory response of vascular tissue, and to prevent rapid proliferation of cells in the vicinity of the stent.

         The Company anticipates that the results of these research efforts will substantially enhance the Company's probability of success in the drug delivery and gene therapy delivery fields.

         The Company has also commenced the establishment of a marketing and distribution network for its current and future products. The Company has initiated negotiations for a joint venture arrangement for distribution in Asia, which is intended to secure associations with medical institutions, specialized consultants and marketing companies.

         The Company does not plan to acquire any substantial assets in the next 12 months, nor to increase the number of its staff.