Form 10KSB
period 2001-05-31
DBS HOLDINGS INC
filed 2001-12-03
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         (Mark One)

         [ ]  Annual report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the fiscal year ended                  .
                                                             -----------------

         [X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from February 28, 2001 to May 31, 2001.

                                                  Commission file number 0-30453
                                                                         -------

                                DBS HOLDINGS INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Nevada                                                N/A
------------------------------------                    ------------------------
  (State or Other Jurisdiction of                             (IRS Employer
   Incorporation or Organization)                           Identification No.)


1-8765 Ash Street, Vancouver, B.C., Canada                      V6P 6T3
------------------------------------------                 -----------------
 (Address of Principal Executive Offices)                      (Zip Code)


                                 (604) 301-9545
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par
                                                               -----------------
                                                               value $0.001 per
                                                               -----------------
                                                               share
                                                               -----

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The Issuer's revenues for the most recent fiscal year were $0.

          As of October 9, 2001 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,665,500 based on the closing price of the registrant's common stock on such date, $1.00, as reported on the OTC Bulletin Board. (1)

          The number of shares of common stock outstanding as of September 26, 2001 was 16,665,500.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of common stock outstanding, reduced by the number of shares of common stock held by executive officers, directors, and shareholders owning in excess of 10% of the registrant's common stock. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is not an affiliate of the registrant or that any person whose holdings are included in this figure is an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report on Form 10-KSB may contain certain forward-looking statements of information relating to the Company that are based on the beliefs of the Company and its management, as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of the Company's business strategy and expectations concerning its market position, future operations, expansion opportunities, and profitability. When used in this document, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including but not limited to the important risks and uncertainties noted in "Risk Factors," below.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

HISTORY AND DEVELOPMENT

          DBS Holdings Inc. (the "Company") is a development-stage company involved in the design, development and manufacture of coronary stents, which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies.

          The Company was incorporated under the laws of the State of Nevada on March 19, 1999 for the purpose of identifying promising business for acquisition. Subsequent to its incorporation, the Company completed offerings of 10,268,000 shares of common stock to certain investors under the exemption from registration provided by Rule 504 of Regulation D under the Securities Act of 1933 (the "Securities Act"). 268,000 of the 10,268,000 shares issued were issued as part of a unit at a price of $0.05 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable before May 1, 2000 for $0.05 per share, and thereafter until May 1, 2001 for $0.10 per share. All 268,000 warrants were exercised, for a total of $21,700 of gross proceeds to the Company.

          On June 23, 1999, the Company acquired a 19% interest in "investorservice.com", an Internet domain name, paying for this acquisition with $2,500 in cash and by issuing 2,500 restricted shares of its common stock to each of Terry Wells and Stephen Stanley, the owners of investorservice.com. In addition, on September 15, 2000, the Company exercised its option to acquire the remaining 81% interest in investorservice.com for an additional issuance of 10,000 restricted shares of the Company's common stock to each of Terry Wells and Stephen Stanley. Each issuance of common stock to Terry Wells and Stephen Stanley was exempt from registration under the Securities Act pursuant to Regulation D thereunder.

          On April 25, 2000 the Company filed a registration statement on Form 10SB to register its common stock under the Securities Exchange Act of 1934 (the "Exchange Act"), and thereby became a reporting company, and also became eligible for listing its common stock on the Over-the-Counter Bulletin Board (the "OTCBB"). The Company's common stock was qualified and listed for trading on the OTCBB on July 13, 2000.

          On April 25, 2001, the Company entered into a Share Exchange and Finance Agreement (the "MIV Share Exchange Agreement") with M-I Vascular Innovations, Inc. ("MIV") and certain shareholders of MIV (the "MIV Shareholders"), whose total ownership constituted more than 50% of the stockholders of MIV. The MIV Share Exchange Agreement closed effective as of May 15, 2001. As a consequence, the Company acquired control of MIV and control of the Company shifted from the founders of the Company (including Mr. Daniel Steunenberg) to the MIV Shareholders (the principal members being Isaiah Capital Ltd., Stephen Walters, Carlingford Assets Limited, James Davidson, and New Paradigm Capital Ltd.). The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the common shares held by Mr. Daniel Steunenberg and other owners of the common stock, and (ii) the issuance of common stock by the Company in a one-for-one exchange for the shares of MIV stock held by the MIV Shareholders. The issuance of common stock to the MIV Shareholders was exempt from registration under the Securities Act pursuant to ss.4(2) thereof, and Regulation D and Regulation S promulgated thereunder. As a result, the MIV Shareholders signing the agreement now own or have the right to own a total of 9,010,000 shares of the outstanding common stock of the Company. The MIV Share Exchange Agreement requires the Company to also make an offer to the remaining shareholders of MIV upon the demand of MIV.

          The MIV Share Exchange Agreement was subject to a temporary injunction, issued by the British Columbia Supreme Court, from May 17, 2001 until September 14, 2001. See "Legal Proceedings," below.

PRINCIPAL PRODUCTS OR SERVICES

          Prior to April 25, 2001, the Company's main business was its investorservice.com web site. This web site was intended to operate as a "one-stop shopping" Internet web site for investor products. The web site was built by the gathering and compiling of a comprehensive database of financial content providers on the Internet. However, in December of 2000, the Company decided to pursue other opportunities. In early 2001, the Company entered into negotiations to acquire MIV, eventually completing the MIV Share Exchange Agreement described above.

          Through MIV and MIV's wholly owned operating subsidiary, MIVI Technologies Inc. ("MIVI") (hereafter, the phrase "Company" will also include MIV and MIVI as the context requires), the Company is involved in the design, development and manufacture of coronary stents which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that, in addition to developing manufacturing processes that will produce a quality stent for a lower cost of manufacturing than the competition's, its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies, and thus is researching device coatings and therapeutics concurrently with development of its stent.

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

          While the routine angioplasty procedure allows the cardiologist to remove the plaque and deploy the stent, it also damages the inner lining of the vessel. As part of the body's natural repair process, the smooth muscle cells proliferate and accumulate at the arterial tear, causing a narrowing of the lumen (the interior diameter of an artery). This condition, the recurrence of arterial blockage during the vascular healing process, is known as restenosis. The use of stents has demonstrated a significant reduction in the incidence of restenosis, prompting rapid adoption of stenting procedures by cardiologists in the United States and overseas.

          The MIVI laser-cut stent is balloon-expandable, has a flexible slotted tube design, and is made of biocompatible 316 LVM stainless steel. The stents are mounted on balloons, and the resulting stent and delivery system are sterilized and packaged as a single unit. The MIVI laser-cut stent (the "MIVI laser-cut stent") and stent delivery system, (together the "MIVI Stent") is designed to do more than a conventional bare stent. It is specifically designed and engineered to be used as a drug and/or therapeutics delivery platform to combat cardiovascular disease, including restenosis

          The Company has entered into a Collaborative Research Agreement with the University of British Columbia to develop an alternative family of coatings for stents, made of hydroxyapatite (HA). Hydroxyapatite ceramics belong to a class of calcium phosphate based materials, which have long been widely used as bone substitutes. The hydroxyapatite coatings, like certain other biodegradable/biocompatible coatings such as polymers or ceramics, may encapsulate drugs, proteins, or DNA to address the problems of local inflammatory response of vascular tissue, and to prevent rapid proliferation of cells in the vicinity of the stent.

          The Company intends to patent the MIVI laser-cut stent in as many markets as possible. The Company's patent applications in process are described under "Description of Property," below.

THE TARGET MARKET

          The Company expects that the primary customers for the MIVI Stent will be cardiologists. The Company intends to obtain regulatory approval, initially in Europe, for the MIVI Stent for use in subjects with symptomatic ischemic heart disease, the condition resulting from decreased blood flow to the heart due to an obstruction or narrowing of coronary arteries. See "Objectives," "Governmental Regulation," and "Plan of Operation," below. The Company is also seeking to develop strategic alliances for the distribution of its current and future products.

THE MARKET/INDUSTRY

          Stents are estimated to be used in approximately 60-80% of angioplasty procedures worldwide. The worldwide market for coronary stents is estimated to reach approximately $3.0 billion in 2001.

          Rapid introduction of new stent designs and the rapid pace of innovations in the last ten years has resulted in dramatic shifts in market share, but also have opened up tremendous opportunities for entrepreneurial market entrants. The Company believes that the development of effective procedures, devices, and therapies for restenosis is the primary challenge that will shape the industry and define the industry leaders in the next decade.

The table below outlines the main current R&D efforts in pushing coated stent delivery systems to market.

-----------------------------------------------------------------------------------------------------------------

                                     COATING                                                        YEAR TO
    COMPANY        STENT MODEL       MATERIAL             FUNCTION          PROGRESS                 MARKET
-----------------------------------------------------------------------------------------------------------------
   Johnson &          Bx             Heparin          Improve the hemo-     FDA approved           2000
    Johnson        VELOCITY(TM)                       compatibility
-----------------------------------------------------------------------------------------------------------------
   Johnson &       Cypher(TM)       Sirolimus         Improve restenosis    Finished RAVEL trial   2003
    Johnson                                                                 On-going Europe
                                                                            Latin American
-----------------------------------------------------------------------------------------------------------------
   Medtronic           S7           Resten-NG(TM)     Improve restenosis    On-going Phase II      N/A
                                                                            Clinical trial
-----------------------------------------------------------------------------------------------------------------
     Cook          Logic(TM)PTX     Paclitaxel        Improve restenosis    Finished Asian and     2003
                                                                            European trial
                                                                            On-going US trial
                                                                            from July 2001
-----------------------------------------------------------------------------------------------------------------
    Boston          NIROYAL(TM)       Gold            Improve radio-        FDA approved           2000
  Scientific                                          opacity
-----------------------------------------------------------------------------------------------------------------
    Boston          Express(TM)     Paclitaxel        Improve restenosis    On-going Phase I
  Scientific                                                                trial                  European: 2002
                                                                            On-going European      US: 2003
                                                                            TAXUS IV trial
-----------------------------------------------------------------------------------------------------------------
Biocompatibility    BiodivYsio(R)  Phosphorylcholine  Reduce body's         CE approved            2001
                                                      response to           FDA approved
                                                      medical device
-----------------------------------------------------------------------------------------------------------------
Biocompatibility    BiodivYsio(R)   Batimastat        Improve restenosis    On-going European      European: 2002
                                                                            trial                  US: 2003
                                                                            Planed US IDE
-----------------------------------------------------------------------------------------------------------------
Sorin Biomedica    CarboFilm(TM)    Pyrolytic         Improve thrombosis    CE approved            2001
                                     carbon
-----------------------------------------------------------------------------------------------------------------
   Biotronik         Rithron          SiC:H           Improve the hemo-     CE approved            2000
                                                      compatibility
-----------------------------------------------------------------------------------------------------------------
 Blue Medical        Genic(R)     Carbon-Hydrogen     Improve restenosis    N/A                    N/A
                                       and
                                  Silicon-Oxygen
-----------------------------------------------------------------------------------------------------------------
STS Biopolymers    MEDI-COAT(TM)    Heparin on        Improve restenosis    Agreement with         N/A
                                  Hybrid Polymers                           B. Braun
-----------------------------------------------------------------------------------------------------------------
  CardioTech           N/A          Sirolimus         Improve restenosis    Agreement with         N/A
                                                                            Implant Sciences
-----------------------------------------------------------------------------------------------------------------
   Endovasc        Liprostin(TM)      liposome        Improve restenosis    Phase III trial        N/A
                                   encapsulation
                                  of Prostaglandin
-----------------------------------------------------------------------------------------------------------------
Clear Solution         N/A        Hyaluronic Acid     Improve restenosis    Research with          N/A
    Biotech                                                                 Biomedical
                                                                            Engineering Dept.
-----------------------------------------------------------------------------------------------------------------

          As drug, gene-therapy, and other technologies develop for the prevention and cure of disease or the improvement of physical systems related to angioplasty, the Company expects that stent and stent-like guided delivery systems and packages for the accurate delivery of these therapy packages through the circulatory system, with minimally invasive impact, could revolutionize the medical industry.

OBJECTIVES

          The Company's current goal is to obtain Conformite Europeenne Mark ("CE Mark") approval for the MIVI Stent, projected for the second calendar quarter of 2002, and to commence commercialization in the fourth calendar quarter of 2002. The Company also endeavors to develop coatings for its stent and to acquire therapeutic technology to be applied to medical devices.

          The Company expects to retain a focus on improving the quality, cost, and reliability of its products through continued research and development. In addition the Company intends to continue to aggressively pursue and develop leading edge technology to enhance the commercial opportunities and market presence of the MIVI Stent through direct research and through strategic alliances with universities and drug therapy companies. The Company's primary efforts to achieve these goals are directed at developing expertise in coronary stent products and drug delivery systems, the latter focused on dealing with the recurrence of restenosis. The challenge for the Company and the industry is to produce stent therapies that combat such medical conditions.

EMPLOYEES

          Currently, there are no employees of DBS Holdings Inc. MIV and MIVI have a total of 8 full-time employees.

          In addition, the Company has entered into consulting agreements with two individuals to provide management services to the Company. The Company's Chief Financial Officer, Mr. Patrick McGowan, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities will also include liaison with attorneys, auditors and financial consultants. As a Director, Dr. Wilfred Jefferies is bringing his proficiency and background in immuno-therapy to the Company, and will contribute his scientific knowledge to develop therapeutic technologies. Mr. Elliott has been appointed and has accepted the position of Vice-President and Director, as of October 29, 2001. The Company has commenced negotiations with Mr. James Elliott for the position of Chief Technical Officer. If accepted, Mr. Elliott's role would consist of assisting MIVI in establishing itself as a clinically focused and technology driven company.

RESEARCH AND DEVELOPMENT

          INVESTORSERVICE.COM

          From the date of incorporation to February 28, 2001, the Company incurred losses of $152,686 in developing its investorservice.com business. As noted above, the investorservice.com business was discontinued as of April 25, 2001.

          MEDICAL STENTS

          Since incorporation in 1999, MIV and MIVI have attracted a highly experienced team of medical, management, manufacturing, engineering, marketing and financial specialists. The Company has invested more than $1.85 million to date in research and development, infrastructure and product testing related to its stent business, primarily for the testing and development of the MIVI Stent. From incorporation to year ended May 31, 2000, MIV and MIVI spent $669,541 on research and development, and spent another $1.18 million on research and development during fiscal 2001.

          DESIGNS

          MIVI began its research with various coil stent designs. Variations on these designs were analyzed by MIVI, and the apparent best design was subsequently prototyped and produced. Over 200 of these coil stents were produced and subjected to a series of in-house "bench" tests. Bench testing, sometimes known as "in vitro" testing, involves various laboratory tests to verify important characteristics of a given product. The bench tests performed on the coils stent included analysis of such characteristics as radial strength, crimping, inflatability, tensile strength and trackability. After completing these bench tests, MIVI proceeded to animal trials (canine) at the Ottawa Heart Institute in January 2000. After an in-depth assessment of the results from the animal trials and the in vitro tests, consideration of the competitive advantages and disadvantages of the coil stent, and an analysis of market trends and demands, MIV discontinued the coil stent design and determined to apply its experience to effect a new design. The Company sought to design a stent which would embody the properties that the Company believed the market to be demanding and would address the disadvantages of the coil stent and of other stents present on the market.

          The previous coil stent involved complex wire manufacturing facilities and MIVI determined that employing more standard and inexpensive laser cutting technology was preferred. Furthermore, MIVI sought to develop a stent specifically designed as a platform for delivery of drug or gene therapy to combat restenosis, which it considered to be the key future development for stents. Accordingly, MIVI's R&D team proceeded to develop a brand new stent design based on state-of-the-art laser cutting technology, eventually completing the MIVI laser-cut stent. Once the newly designed laser-cut stent had successfully completed bench and preliminary in vitro tests, the new design was submitted to the Mayo Clinic for animal testing.


          ANIMAL TRIALS

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

          In the course of animal testing at the Mayo Clinic, the MIVI laser-cut stents were mounted on 2 different catheters in order to evaluate relative performance and stent adaptability to delivery systems in a porcine artery model. The procedural records reported a good product, with radiopacity (ability of the stent to be imaged using a fluoroscope) being slightly less than superior, but overall the Mayo Clinic reported the laser-cut stent to be of comparable quality with other commercial stents familiar to the investigators.

          PRESENT DEVELOPMENT

          From the evaluations carried out during the animal testing, one catheter was chosen for inclusion with the MIVI laser-cut stent, resulting in completion of the MIVI Stent product. The Company invested in the purchase of a custom-designed laser cutter, an optical inspection system, and other manufacturing equipment. Following the animal trials, engineering resources were devoted to developing and testing the manufacturing processes to a point where verification and validation testing could begin. (Refer to Item 6 -- Plan of Operations, for further details). MIVI engineering staff developed a proprietary process, along with custom equipment, for electropolishing the MIVI laser-cut stent to industry standards. Having completed the MIVI laser-cut stent and the MIVI Stent as well as the development of the manufacturing process, 270 MIVI Stent were built for third party in-vitro testing.

          Although human clinical trials are not required to obtain CE Mark approval, the Company is now in the process of setting up clinical trials for its MIVI Stent. The Company has selected the Institut de Cardiologie de Montreal, associated with the University of Montreal, with Dr. Raoul Bonan as principal investigator. We are in the process of selecting a second Canadian site in order to generate data that will be useful in future applications for Canadian regulatory approvals and in marketing the MIVI Stent.

          ENVIRONMENTAL COSTS

          The Company does not anticipate encountering any significant environmental costs or concerns with respect to development of the MIVI laser-cut stent or the marketing of the MIVI Stent.

GOVERNMENT APPROVAL PROCESS

          A discussion of the required government approval and the status of that process are discussed in Item 6 under the "Plan of Operation".

GOVERNMENTAL REGULATION

          The Company's regulatory licensing strategy is to apply initially for CE Mark certification in order to commence the promotion of products throughout the European Community and in other countries accepting the CE Mark (most of the world except North America and Japan). The US market is not penetrable at this time due to strong patent protection on rapid exchange catheters, which are the delivery systems used to deploy vascular stents. The Company has retained an international regulatory consulting firm, to advise it with regard to the approval process and regulatory compliance issues. Further information regarding governmental regulation applicable to the Company is included in "Plan of Operation" below.

RISK FACTORS

          In addition to the other information contained in this Form 10-KSB, the following risk factors should be considered carefully in evaluating our business and us.

Development Stage
Company: The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products, and thus the Company's long-term viability, growth, and profitability will depend upon successful testing, approval, and commercialization of the MIVI Stent or other products resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals, and even if obtained there can be no assurance that any product approval would lead to the successful commercialization of the product approved. Furthermore, the Company does not expect to begin the regulatory approval process in the United States for at least the next three years, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

Limited History
Of Operations:           The Company has a limited operating history upon which
                         an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute MIV's business plan or manage any growth of the MIV business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

History of Losses;
Anticipated Future
Losses: Since inception, the Company has suffered recurring losses, totaling $5.69 million as of May 31, 2001. The Company has funded its operations through the issuance of common stock, and through related party loans totaling $4.45 million since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the MIVI Stent. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

Unpredictability of
Revenues:                The life cycle of the products that the Company plans
                         to develop is difficult to predict. Failure to gain timely market acceptance of the MIVI Stent would have a material adverse effect on the Company's ability to generate revenue, and would have a material adverse effect on the Company's business, financial condition and results of operations. To successfully gain market acceptance, the Company must develop the ability to manufacture its products in large quantities in compliance with regulatory requirements and at an acceptable cost. The Company has no long-term experience in manufacturing stent products, and could experience difficulties in development or manufacturing that may have a material adverse effect on the Company's ability to market its product. Moreover, there can be no assurance that the Company will be successful in scaling up manufacturing operations sufficient to produce its products in sufficient volume to generate market acceptance.

Competition
and Market Factors:      The market in which the Company intends to operate is
                         dominated by several large firms with established products, and the Company's success is dependant upon acceptance of its products by the medical community as reliable, safe and cost-effective. It may be difficult or impossible for the Company to achieve such acceptance for the MIVI Stent in view of these market conditions. In addition, the Company's competitors are more financially stable than the Company and have significant resources for research and development available to them. Thus it is likely that they will be quicker to market than the Company, with products that will compete with the MIVI Stent, should it be successfully approved and commercialized. Moreover, even if the Company successfully brings the MIVI Stent to market ahead of its projected competitors, established competitors could quickly bring products to market that would compete with the MIVI Stent. In addition, the stent market is subject to constant introduction of new products and designs. Market acceptance of the Company's products may be influenced by new products or technologies that come to market, which could render the Company's products obsolete or prohibitively expensive.

Government
Regulation:              CE Mark approval is based in part upon in-vitro testing
                         data and risk analysis submitted by the Company to an EU Notified Body. There can be no assurance that regulatory authorities will accept the Company's interpretation of data from its submission. In addition, where required by the company to demonstrate the safety, efficacy or performance of future products, animal or human clinical trials may be inherently unpredictable and are influenced by the indications and endpoint chosen and the procedures used. Undesired results from clinical studies sponsored by the Company, its competitors, or a third party could delay or prevent future regulatory approvals or reduce market demand for the Company's products in markets where clinical data is required for license approval, and thus have an adverse effect on its business and financial condition. There can be no assurance that regulatory authorities or the medical community at large will accept the Company's interpretation of data from its clinical trials.



Dependence on
Financing:               The Company's capital requirements have been and will
                         continue to be significant. As of May 31, 2001, the Company had a working capital deficiency of $74,602.
                         Upon conversion of a related-party loan into equity on July 17, 2001, the Company's working capital position improved to being a surplus of $119,712, at August 31, 2001. The Company will be dependant on future financing to fund its research and development as well as other working capital requirements. The Company estimates that its current working capital will support its activities for no more than four months. After that time, the Company will need additional financing. The
                         Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs.
                         It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

Dependence on
Management and
Recruiting:              The Company currently has 8 full time employees and
                         only three full-time officers and directors. In addition, the Company has entered into consulting agreements with two individuals one of whom is also a Director, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs.
                         Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

Intellectual Property
Risks: The Company's success will depend in part on whether the Company can obtain patent protection for its products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. The Company has patent applications pending in the United States and in several foreign markets, and is in the process of filing additional foreign patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the MIVI laser-cut stent , there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the MIVI laser-cut stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

Product Liability
Exposure:                The Company's business exposes it to potential product
                         liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products.
                         While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. The Company has not yet sought to obtain product liability coverage. The Company intends to obtain such coverage when it is apparent that the MIVI
                         Stent or other products developed by the Company will be marketable. There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company's results or ability to continue marketing its products.

Uncertainty of
Healthcare
Reimbursement:           The health care industry is subject to changing
                         political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that the Company intends to develop.
                         This could substantially impair the Company's ability to successfully commercialize the MIVI Stent, which would have a material adverse effect on the Company's performance.

Penny Stock Rules:       The Company's common stock is listed on the OTCBB.
                         Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's common stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company's common stock is currently subject to certain rules under the Exchange
                         Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's stockholders to sell their stock in the secondary market.

ITEM 2.           DESCRIPTION OF PROPERTY

REAL PROPERTY

         The Company owns no real property. It conducts all of its business from MIVI's 10,000 square foot leased facility in Vancouver, B.C. where it conducts its research and development of coronary stents and stent delivery systems and where it has its first laser manufacturing facilities and clean rooms for packaging. These facilities will be capable of producing 25,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for research and clinical trial purposes, and can be employed for first commercial production at such time, if ever, as the Company successfully acquires certification and registration permitting sale of MIVI Stent. The lease on the manufacturing facility extends to October 31, 2005, at a cost of $8,200 per month.

INTELLECTUAL PROPERTY AND INTANGIBLES

         PATENTS

            (i)    Clip Stent

                   This claim is based on the original coil stent design, which has been modified to include some of the claims of the design that are applicable to the current laser cut design. The Company has received a patent from Taiwan, effective January 11, 2001, which will expire on November 16, 2019. The Company has also filed an international application pursuant to the Patent Cooperation Treaty ("PCT") (Application no. PCT/CA99/00397), and these applications are proceeding in the following countries:

            Non-EU countries, which require a separate filing in each country-


                     o  Australia                 o  Mexico
                     o  Brazil                    o  New Zealand
                     o  Canada                    o  Norway
                     o  China                     o  Singapore
                     o  India                     o  South Africa
                     o  Indonesia                 o  South Korea
                     o  Japan                     o  United States

            EU Countries-

                     o  Austria                   o  Liechtenstein
                     o  Belgium                   o  Luxembourg
                     o  Cyprus                    o  Monaco
                     o  Denmark                   o  Netherlands
                     o  Finland                   o  Portugal
                     o  France                    o  Spain
                     o  Germany                   o  Sweden
                     o  Greece                    o  Switzerland
                     o  Ireland                   o  Turkey
                     o  Italy                     o  United Kingdom

         There is no assurance that any of the foregoing countries will grant the patent applications.

            (ii)   Laser cut stent

                   This application refers to the clip stent patent as prior art and therefore it is imperative that MIVI pursues the clip stent patent in order to obtain patent protection for the MIVI laser-cut stent. The application has been filed with the PCT office, and an examiner's report is expected by the end of calendar year 2001. After reviewing the examiner's report, the Company will determine in which countries it will file applications.

            (iii)  Laser cut industrial design

                   This patent application covers design only, and bears no claims of invention or novelty. Such a patent would not protect functional features of the design, but only its geometry. Applications are currently underway in both Canada and United States.


         DOMAIN NAMES

         The Company holds a 100% interest in the following domain names:

            o  mivi.ca

            o  mivitherapeutics.com

            o  mivitechnologies.com

            o  mivitech.com

            o  investorservice.com

         TRADEMARKS

         The Company has applications pending in the United States Patent and Trademark Office and in Canada for protection of the trade name MIVI Therapeutics.

ITEM 3.           LEGAL PROCEEDINGS

         As previously disclosed in a current report on Form 8-K, filed on October 15, 2001, MIV commenced legal actions in the British Columbia Supreme Court on November 10, 2000 against one of its founders, John Ma (the "Defendant"), for breach of the Founders' Agreement dated March 16, 1999, breach of the Consulting Agreement dated March 16, 1999, and breach of the Share Purchase Agreement dated September 9, 1999. MIV sought to cancel 2,967,000 of Defendant's shares of common stock of MIV and sought recovery for damages for failure of performance, the cost of replacing Defendant's services, and costs incurred by MIV.

         The Defendant counterclaimed against MIVI and MIV and against certain of the other founders alleging various matters including a conspiracy to oust the Defendant and deprive him of his shares of common stock. Defendant sought up to 3,500,000 shares of MIV common stock and conversion of all of his shares of MIV common stock into shares of common stock of the Company, as well as recovery of anticipated future revenue of the consulting agreement and other general damages.

         On June 22, 2001, the Defendant, certain of the MIV founders, MIV, MIVI and the Company entered into a Letter Agreement for Settlement Agreement to settle these legal actions and to lift the temporary injunction against completion of the transactions contemplated under the MIV Share Exchange Agreement, which was received by the Defendant on May 17, 2001.

         The parties to these legal actions have now entered into a formal settlement agreement (the "Settlement Agreement") dated September 14, 2001 to resolve these matters. Under the terms of the Settlement Agreement:

         1. The Company and MIV will take all necessary steps to effect the conversion or exchange of all of the 3,392,399 MIV shares currently owned by John Ma for shares of the Company on a one-for-one basis (the "Exchange"). As of November 13, 2001, this exchange has not taken place.

         2. Mr. Ma has granted an option (the "Option") to Heath Ellingham or nominee (the "Optionee") to purchase the MIV shares (or Company shares following the Exchange) owned by Mr. Ma for a purchase price of CDN$1.00 per share. During the Option period, the Optionee has the right to exercise all voting power with respect to the shares covered by the Option.

         3. The Legal Action is suspended until the earlier of December 22, 2001 (unless extended by agreement) or the exercise of the Option. Provided that the Option is fully exercised in the above time period and the terms of the Settlement Agreement are met, the Legal Action will be dismissed and all parties to the Legal Action will be released. The Exchange is expected to take place irrespective of whether the Option is exercised. As of November 13, 2001, this Option had not been exercised.

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

         6. The temporary injunction received by Mr. Ma against MIV and MIVI on May 17, 2001 restricting the acquisition and financing of MIV by the Company has been lifted.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is listed on the OTCBB under the symbol "DBSH." As of October 16, 2001, the OTCBB added a designation to the Company's ticker symbol to reflect that the Company had not filed all of the reports required by the Exchange Act, resulting in the symbol "DBSHE." This was based on the Company's failure to file its quarterly report on Form 10-QSB by the due date of October 15, 2001. The report on Form 10-QSB has been filed on November 15, 2001, and thus the Company remains eligible for listing on the OTCBB, and its symbol should be restored to the original "DBSH" on November 19, 2001.

         The following table shows the quarterly range of high and low bid prices obtained from the OTCBB website of the common stock for each quarterly period within the last fiscal year. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions:

                                                  Price Range of
                                                   Common Stock
                                                 -----------------
Quarter Ended                                    High        Low
-------------                                    ----      -------
May 31, 2000                                       NO      TRADING

August 31, 2000                                  .600         .500
November 30, 2000                                  NO      TRADING
February 28, 2001                                .510         .313
May 31, 2001                                     2.90         .398


         The Company received its symbol for trading on the OTCBB on July 13, 2000.

         Since the Company's inception, it has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

         As of October 10, 2001, the Company had 69 shareholders of record. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

ITEM 6.           PLAN OF OPERATION

         The Company is a bio-medical development company on the front lines of the global battle against heart disease. The Company believes its principal product under development, the MIVI laser-cut stent and MIVI Stent, is one of the most promising new technologies available for the treatment of blockage in coronary arteries.


         The Company is currently seeking financing for up to $3 million. As of May 31, 2001 the Company had received subscriptions of $1.07 million for the issuance of 713,333 shares of its common stock and warrants to purchase common stock. During the quarter ended August 31, 2001, the Company received further subscriptions of $52,500 for the issuance of 35,000 shares of its common stock and warrants to purchase common stock.

         The Company's capital requirements have been and will continue to be significant. As of August 31, 2001 the Company had a cash balance of $509,234 and net working capital of $119,712. The Company estimates that this working capital will support its activities for no more than four months. To finance its Research and Development activities as outlined in its Plan of Operation, the Company must continue to solicit subscriptions for its common stock, until it has reached its funding target of $3,000,000 in aggregate funding. Once and if the financing is completed, the Company expects that it will have $1.8 million on hand. The Company's current projections indicate that this will be sufficient to allow the Company to continue its research and development and other anticipated activities through third calendar quarter 2002. Should the Company elect to undertake further initiatives in new areas of product research and development that would require further incremental financing, such initiatives would not be undertaken until such time as the necessary financing were completed.

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



CURRENT R&D EFFORTS

         IN VITRO - COMPLETION TARGETED FOR SECOND CALENDAR QUARTER OF 2002

         In vitro studies of intravascular stents and stent delivery systems include both mechanical and performance testing and non-human biocompatibility testing. The data generated during testing must be collected in accordance with a consistent and established protocol. The results of these tests must be reported in a statistically meaningful format. Consideration of worst case within tolerance conditions for geometries, blood pressure, and other biological factors must be included.

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

         The steps involved in this process include the following::

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

                  If the Notified Body is satisfied with the audit results, CE Mark approval would be granted. If, however, any non-compliance is observed, the Notified Body will request that the Company take corrective actions to the Notified Body's satisfaction prior to granting certification.


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

            o  Angina status up to six months.

         As a consequence of the successful animal trials at the Mayo Clinic in November 2000, the MIVI laser-cut stent commenced preparation for CE Mark and concurrent human clinical trials. Pre-clinical in vitro tests of the MIVI laser-cut stent and of the MIVI Stent are targeted for completion by the first calendar quarter of 2002, and active human clinical trials in two Canadian sites are expected to commence towards the end of the first calendar quarter of 2002. MIVI is producing 120 fully packaged MIVI Stents (each composed of a MIVI laser-cut stent mounted on a catheter) at its manufacturing facilities in Vancouver, B.C., for delivery to the Canadian clinical trials sites. MIVI is currently developing the protocols for these human trials and finalizing the arrangement with the Canadian sites to conduct the trials. Following approval the Company is required to apply for an Investigational Testing Application with the Therapeutics Products Directorate from Health Canada in order to obtain the necessary permission to conduct clinical trials. This approval process is anticipated to take between 30 to 45 days.

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

         The Company does not plan to acquire any substantial assets in the next 12 months, or significantly increase the number of employees.

MANAGEMENT DISCUSSION AND ANALYSIS


         The Share Exchange and Finance Agreement closed effectively May 15, 2001. Subsequent to the execution of the MIV Share Exchange and Finance Agreement, certain MIV Shareholders (as defined in the Share Exchange and Finance Agreement) transferred their shares of MIV. Accordingly, the Company has proceeded to issue only 9,010,000 shares of common stock for the MIV stock held by the MIV shareholders who were obligated to exchange their shares under the terms of the Share Exchange and Finance Agreement, as opposed to 9,220,000 as detailed in the Share Exchange and Finance Agreement. The remaining 210,000 shares will be exchanged, if at all, upon consummation of the secondary exchange offer contemplated by the MIV Share Exchange Agreement.


OPERATIONS

During the year ended May 31, 2001, the Company posted a net loss of $3.91 million. This compares to a net loss in Fiscal 2000 of $1.60 million. The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general and administrative costs. General and administrative costs included substantial professional fees, such as legal and management fees related to the Share Exchange, which was effective May 15, 2001. The Company's main focus during fiscal 2001 has been to strive to satisfy all CE marking requirements and to prepare for the commencement of human clinical trials.

         General & Administrative

         General and administrative expenses increased 81% in fiscal 2001 to $1,800,695 compared to $993,690 in fiscal 2000. The increase in 2001 was mainly due to added legal, management, consulting and other related fees associated with the Share Exchange. An increase in both corporate and financing activities also resulted in higher management fees and financing commissions being paid out.

         Research & Development

         Research and developmental costs increased 97% in Fiscal 2001 to $1,182,380 compared to $601,615 in Fiscal 2000. The increase in 2001 resulted primarily from an upsurge in the activities of MIVI Technologies Inc., the R&D arm and wholly owned subsidiary of the Company. Legal costs related to patent application fees and costs incurred in preparation for human clinical trials, as well as the addition of personnel contributed to the bulk of the increase in costs. Consulting costs incurred in developing the Company's quality system for the attainment of the CE Mark also increased substantially.

         Depreciation

         Depreciation expenses increased 315% in Fiscal 2001 to $104,985 compared to $25,276 in Fiscal 2000. The change in 2001 was mainly due to the added depreciation expense associated with the addition of fixed assets for the R&D subsidiary. Additional laboratory equipment was purchased in preparation for clinical trials as well as for ongoing research and developmental activities. With the addition of computer equipment and furniture, the depreciation expense also increased. In October of 2000, MIVI Technologies Inc. relocated to a larger facility to accommodate its expansion activities which resulted in increased depreciation due to leasehold improvements.

         Interest Expense

         Interest expense of $850,000 was recorded in Fiscal 2001 as a result of the receipt of an unsecured non-interest bearing loan from a corporation controlled by its then-President and CEO. As the loan was converted into equity, it created a beneficial conversion and a corresponding interest expense valued at the dollar amount of the principal of the loan. The Company did not incur any interest expenses in Fiscal 2000.

         Interest Income

         Interest income increased 46% in Fiscal 2001 to $26,459 compared to $18,089 in Fiscal 2000. Interest income was higher in 2001 due to larger cash balances resulting from the net cash proceeds from the Company's financing activities.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $74,602, which raises substantial doubt about its ability to continue as a going concern.

         Financing

         The Company's capital requirements have been and will continue to be significant. As of May 31, 2001, the Company had a working capital deficiency of $74,602. Upon conversion of a related-party loan into equity on July 17, 2001, the Company's cash position improved to $509,234 at August 31, 2001. The Company will be dependent on future financing to fund its research and development as well as other working capital requirements. The Company estimates that its current working capital will support its activities for no more than four months. After that time, the Company will need additional financing. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs.

         The Share Exchange and Finance Agreement closed effectively May 15, 2001. Subsequent to the execution of the Share Exchange and Finance Agreement, certain MIV Shareholders (as defined in the Share Exchange and Finance Agreement) transferred their shares of MIV. Accordingly, the Company has proceeded to issue only 9,010,000 shares of common stock for the MIV stock held by the MIV shareholders who were obligated to exchange their shares under the terms of the Share Exchange and Finance Agreement, as opposed to 9,220,000 as detailed in the Share Exchange and Finance Agreement. The remaining 210,000 shares will be exchanged, if at all, upon consummation of the secondary exchange offer contemplated by the MIV Share Exchange Agreement.

         On August 24, 2001, the Company completed the redemption of 5,500,000 of its common shares, at $0.04 per share, as per the terms of the Share Exchange and Finance Agreement. The shares are being held in treasury by the Company. On May 14, 2001, the Company received subscriptions for 80,000 units to Fonds Regroupes Azura at $1.50 per unit, for net proceeds of $120,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00, until November 30, 2001. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder, because Fonds Regroupes Azura is a Canadian entity. The Company issued these units on July 17, 2001.

         On May 31, 2001, the Company received subscriptions for 633,333 units to Rush & Co. at $1.50 per unit, for net proceeds of $950,000. Each unit consists of one share of common stock and one warrant entitling the holder to purchase one share of common stock at a price of $4.00 until November 30, 2001. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Regulation S thereunder, because Rush & Co. is a Swiss entity. The Company issued these units on July 17, 2001.

         Warrants

         During the year ended May 31, 2001, 166,000 share purchase warrants of the Company were exercised at $0.10 per share for total proceeds of $16,600.

         At May 31, 2001, 713,333 warrants were to be issued. The 713,333 warrants have an exercise price of $4.00 and are due to expire on November 30, 2001.

         The warrants outstanding at May 31, 2001, have an exercise price of $1.50 until the expiry date of April 30, 2002. During August 2001, the Company extended the terms on all the outstanding warrants to have an exercise price of $1.25 until April 30, 2002, thereafter of $1.50 until the expiry date of April 30, 2003.

                                                                       Number of
Year ended May 31, 2001                                                   shares
--------------------------------------------------------------------------------
Warrants outstanding - May 31, 2000                                     821,000

Warrants issued                                                       2,120,800

Warrants - minority interest as per terms of the Agreement             (381,800)

Balance, end of period - May 31, 2001                                 2,560,000
                                                                      =========


         381,800 warrants, held by the MIV shareholders that did not exchange their shares pursuant to the Agreement, can only be exercised for shares of MIV.

         Stock-based compensation

         The Company does not have a formal stock option plan. A stock option agreement is expected to be filed once the Company has increased its authorized capital. The Company has however granted incentive stock options to employees, consultants, officers and directors of the Company.

         At May 31, 2000, MIV had 1,367,500 options outstanding. During the year ended May 31, 2001, MIV granted 320,000 options. Per the terms of the Share Exchange Agreement, all of MIV option obligations have been transferred to the Company.

         Therefore, at May 31, 2001, the Company had the following option obligations outstanding:


                                                                       Number of
Year ended May 31, 2001                                                   shares
--------------------------------------------------------------------------------
Options outstanding - May 31, 2000                                     1,367,500

Options granted - MIV                                                    320,000

Balance, end of period - May 31, 2001                                  1,687,500
                                                                       =========

         Anti-dilution

         One of the founding shareholders of MIV had anti-dilution preventing his ownership interest from falling below 25%. This 25% anti-dilution provision was effective until the earlier of March 31, 2002 or upon the raising of $2,000,000 in equity financing or the common shares of the Company becoming publicly traded. This provision expired during the year ended May 31, 2001, as the Company exceeded the $2,000,000 equity-financing threshold.

         In the year ended May 31, 2001, a provision for 35,519 shares has been made and charges of $25,147 recorded in the Consolidated Statement of Operations. In the year ended May 31, 2000, a provision of 306,833 shares was made, and charges of $210,487 recorded in the Consolidated Statement of Operations. In the year ended May 31, 1999, a provision for 83,047 shares was made, and charges of $45,676 recorded in the Consolidated Statements of Operations.

         In the year ended May 31, 2000 and 1999, the Company had originally recorded charges to the Consolidated Statement of Operations in regard to the anti-dilution provision of $306,833 and $83,047 respectively, based on a fair market value of $1.00 per share issuable. In the year ended May 31, 2001, the Company has revaluated the fair value of the share issuable and adjusted the charges to the Consolidated Statement of Operations accordingly. On August 14, 2001, the Company issued 425,399 shares pursuant to the anti-dilution, being the sum of the provisions made in the years ended May 31, 1999, 2000 and 2001.

         Cash Position

         At May 31, 2001, the Company had cash of $1,242,332 compared to $587,256 for Fiscal 2000. The increase in the Company's cash position is due primarily to the raising of equity. Working capital decreased from $528,544 in Fiscal 2000 to a deficiency of $74,602 in Fiscal 2001. This deficiency in working capital is a direct result from the receipt of an unsecured $850,000 convertible loan to the Company's subsidiary, MIV, received from a corporation controlled by its then-President and CEO. This loan was non-interest bearing with no stated terms of repayment. The loan was convertible into equity of the Company at the option of the lender, with a beneficial conversion valued at $850,000. With the conversion of the loan into equity on July 17, 2001, the Company's working capital position improved.

         The Company intends to raise additional funds through equity financings via private offerings, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

         Capital Expenditures

         Capital expenditures increased 221% in Fiscal 2001 to $542,724 compared to $168,862 in Fiscal 2000. The increase in 2001 results primarily from the expansion of research and developmental activities. Laboratory equipment increased from $71,095 in Fiscal 2000 to $521,530 in Fiscal 2001. The bulk of this increase can be attributed to the purchase of two large pieces of manufacturing equipment: a Pro Stent 1 Laser Cutting System and an Automatic Stent Vision Inspection System. The laser cutter is a state of the art designed workstation that includes a composite granite based mounting system for both the Laser Resonator and the motion system. The stent inspection system is designed and optimized for dimensional measurement of stents. Together, these two pieces of equipment allowed the Company to streamline and improve its processes. To accommodate expansion plans, MIVI Technologies, the Company's R&D subsidiary, relocated to a larger facility in October 2000 (from 3,300 to 10,000 square feet). Renovation and expansion costs led to an increase in both Leasehold Improvements and Furniture & Fixtures. Leasehold improvement costs increased 140% to $42,913 in Fiscal 2001 compared to $17,897 in Fiscal 2000. Furniture and Fixture costs increased to $35,353 in Fiscal 2001 compared to $8,839 in Fiscal 2000. Addition of personnel and improvements to the Company's hardware/software systems led to increased computer and equipment costs. Computers and equipment increased 43% to $96,528 in Fiscal 2001 compared to $67,320 in Fiscal 2000.

         Prepaid Expenses & Deposits

         Prepaid expenses and deposits increased 42% in Fiscal 2001 to $41,785 compared to $29,348 in Fiscal 2000. The increase in 2001 results primarily from an increase in security deposits paid to the property investment firm. Additional deposits were required to secure the larger facility occupied by the R&D facility.

         Accounts Payable & Accrued Liabilities

         Accounts payable and accrued liabilities increased 495% in Fiscal 2001 to $523,639 compared to $88,060 in Fiscal 2000. Trade accounts payable increased 959% in Fiscal 2001 to $395,885 compared to $37,398 in Fiscal 2000; increased activities from both corporate and R&D activities led to this increase in payables. The Company also recorded a liability of $100,000 for the share redemption, as per the Terms of the Share Exchange and Finance Agreement. When the R&D facility relocated in October 2000, a tenant improvement allowance was given to the Company for leasehold improvements. This resulted in a deferred leasehold inducement being recorded for Fiscal 2001.

EXHIBITS AND REPORTS ON FORM 8-K.

         On March 9, 2001, the Company filed a Form 8-K, which contained a news release announcing the conclusion of negotiations for the acquisition of control of M-I Vascular Innovations, Inc.

         On May 4, 2001, the Company filed a Form 8-K, which contained a news release announcing that the Company had entered into a Share Exchange and Finance Agreement with M-I Vascular Innovations, Inc.

         On May 15, 2001, the Company filed a Form 8-K which contained a news release announcing that the Share Exchange and Finance Agreement (the "Agreement") executed with M-I Vascular Innovations, Inc. ("MIV") has been executed by sufficient shareholders to make the Agreement executory and results in the Company acquiring control of MIV.

         On May 22, 2001, the Company filed a Form 8-K, which contained a news release announcing the appointment of new management of the Company.

         On May 30, 2001, the Company filed a Form 8-K, which described the change in control of the Company and the acquisition of M-I Vascular Innovations, Inc. In addition, the Form 8-K contained a copy of the Share Exchange and Finance Agreement dated April 25, 2001, between the Company, M-I Vascular Innovations, Inc. and certain M-I Vascular Innovations, Inc. shareholders.


ITEM 7.  FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                                DBS HOLDINGS INC.

                                                                            Page
                                                                            ----

Report of Independent Accountants..........................................  F-1

Consolidated Balance Sheets at May 31, 2001 and May 31, 2000...............  F-2

Consolidated Statements of Operations for the years ended May 31, 2001 and May 31, 2000...........................................................  F-3

Consolidated Statements of Changes in Stockholders' Equity for the years ended May 31, 2001, May 31, 2000 and May 31, 1999..........................  F-4

Consolidated Statements of Cash Flows for the years ended May 31, 2001 and May 31, 2000...........................................................  F-5

Notes to Consolidated Financial Statements.................................  (1)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-B.

         As outlined on the Company's current report on Form 8-K dated November 13, 2001, Smythe Ratcliffe notified management of DBS Holdings, Inc., on October 31, 2001, that they were resigning as the Company's auditors, effective October 31, 2001. Smythe Ratcliffe felt that it was no longer able to provide audit services to the Company in light of the increased complexity of the Company's financial reporting after completion of the transaction contemplated by the MIV Share Exchange Agreement between the Company and MIV, as reported on Forms 8-K filed on May 4, May 16, May 30, and July 26, 2001. Smythe Ratcliffe had not issued a report on the Company's financial statements that contained an adverse or qualified opinion or disclaimed an opinion during the previous 2 fiscal years. There were no disagreements between the Company and Smythe Ratcliffe prior to their resignation.

         The Company also reported on its Form 8-K dated November 13, 2001 that PricewaterhouseCoopers was appointed as auditors of the Company as of November 8, 2001. Finally, the Form 8-K dated November 13, 2001 also reported that the Company has changed its fiscal year, from its former fiscal year ending February 28 to a new fiscal year ending each May 31. This was the fiscal year end for MIV and MIVI, which now contain all of the Company's operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age, and position of the executive officers and directors of the Company as of November 7, 2001. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:


Name                   Age   Position
----                   ---   --------
Alan P. Lindsay        51    Vice President and Director, appointed May 16, 2001
                             President and CEO, appointed October 11, 2001

James R. Elliott       43    Vice President and Director, appointed October 29,
                             2001

Dr. Wilfred Jefferies  43    Vice President, appointed May 16, 2001
                             Director, appointed November 5, 2001

Patrick A. McGowan     62    Chief Financial Officer and Secretary, appointed
                             November 1, 2001

         ALAN P. LINDSAY, President, CEO and Director, age 51, has been the Chairman of the Board of MIV since January 1999. He was formerly Chairman, President, and CEO of AZCO Mining Inc., an American Stock Exchange and Toronto Stock Exchange listed company that he co-founded in 1988. Mr. Lindsay is also the Chairman of the Board for GeneMax Pharmaceuticals Inc., a private Delaware corporation. Mr. Lindsay has an extensive background in business management, marketing, and financing from private company development to public listing and finance. He is a graduate of the M.L.I. management development program. Mr. Lindsay has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

         DR. WILFRED A. JEFFERIES, Vice President and Director, age 43, has entered into a consulting services agreement with the Company. Dr. Jefferies will assist the Company, when applicable, in evaluating, developing, coordinating and developing proposed and potential research projects. Dr. Jefferies has been a Professor of Biotechnology, Microbiology, Medical Genetics and Zoology at the University of British Columbia, Vancouver, since 1989. Dr. Jefferies received his Ph.D. in Molecular Biology from the University of British Columbia in 1985, after obtaining his bachelor's degree in Biochemistry from the University of Victoria in 1981. He is the author of numerous journal articles and other publications in his fields, and has received a variety of professional awards including the 2001-2002 Killam Faculty Research Fellowship from the University of British Columbia. Dr. Jefferies has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Dr. Jefferies has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

         JAMES R. ELLIOTT, Vice-President and Director, age 43, will guide the Company in the deployment of its research and development efforts. Mr. Elliott is presently President, CEO and founder of MDMI Technologies Inc. From 1994 to 1998, he was a senior executive at the Canadian operation of Arterial Vascular Engineering (AVE) and a key factor in that firm's successful turnaround. Mr. Elliott's responsibilities included product development, regulatory approval and significant customer interaction. In late 1997, AVE's US plant came on-stream, and within a year, AVE was acquired by Medtronic for US$4.2 billion. Mr. Elliott brings in extensive experience as a medical device engineer, marketer and visionary with vast knowledge of the regulatory approval process. Mr. Elliott obtained his Masters of Engineering Science from the University of Western Ontario, and his Bachelors of Applied Science and Bachelors of Science from the University of British Columbia. Mr. Elliott has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Elliott has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

         PATRICK A. MCGOWAN, Chief Financial Officer, Secretary, age 62, is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. He has been engaged by the Company to serve as its Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial representatives. Mr. McGowan served as President, Executive Vice-President and CEO of various private and publicly traded companies. As Chief Executive Officer of Flecto Coatings, Canada, from 1972 to 1979 and Flecto Coatings, Ltd., U.S.A., from 1979 to 1981, Mr. McGowan guided the corporation through a dramatic period of growth and consistently achieved corporate profit objectives. The specialty coating, marketed under the brand name Varathane(TM), has become an internationally recognized household product. Mr. McGowan also served as National Sales Manager for McNeil Laboratories (Canada) Ltd., a subsidiary of Johnson & Johnson, for seven years. He was responsible for the determination of marketing strategy of new and existing products and maintained liaison with international research facilities on product development. As well, he assisted with the co-ordination of new drug submissions to both the U.S. Food & Drug Administration (FDA) and the Health Protection Branch of Canada (HPB). Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.



             Section 16(a) Beneficial Ownership Reporting Compliance

         The Company became a reporting issuer effective April 25, 2000. The sole Director and Executive Officer at that time, Daniel Steunenberg, failed to timely file a Form 3 by April 25, 2000. A Form 3 for Daniel Steunenberg was filed on March 15, 2001. Mr. Steunenberg has represented to the Company that no Form 5 for 2000 is required to be filed as the Form 3 reported his holdings prior to the due date of the Form 5. Mr. Steunenberg is no longer an officer or director of the Company, and thus is no longer subject to the reporting requirements of Section 16.

         The following table sets forth the name, position of the executive officers and directors of the Company, and the date of the appointment, for the period May 15, 2001 to November 7, 2001


Name                     Position                                   Appointment date
----                     --------                                   ----------------
Stephen Walters          President and Director                     16-May-01

Peter Jensen             Secretary                                  16-May-01

Andre Boulet             Vice-President and Director                16-May-01

Dr. Wilfred Jefferies    Vice-President                             16-May-01
                         Director                                   05-Nov-01

Alan Lindsay             Vice-President and Director                16-May-01
                         President and CEO                          11-Oct-01

John Pierce              Vice-President                             16-May-01

Nathalie Pilon           Chief Financial Officer                    12-Jun-01
                         Secretary                                  24-Aug-01

James Elliott            Vice-President and Director                29-Oct-01

Patrick McGowan          Chief Financial Officer & Secretary        01-Nov-01


         These individuals failed to timely file a Form 3. A form 3 for each of these individuals will be filed as soon as practicable.

         The table below lists the individuals who failed to file a Form 4. A Form 4 for each of these individuals will be filed as soon as practicable.

------------------------------------------------------------------------------------------
                                                         Options    Exercise
Name                    Position                         granted     Price      Grant Date
------------------------------------------------------------------------------------------

Nathalie Pilon          Chief Financial Officer (1)      110,000      1.00      30-Aug-01

John Pierce             Vice-President (2)               200,000      1.00      30-Aug-01

Stephen Walters         President and Director (3)       300,000      1.00      30-Aug-01

Dr. Andre Boulet        President and Director (4)       200,000      1.00      30-Aug-01

Dr. Wilfred Jefferies   Vice-President                   100,000      1.00      30-Aug-01

James Elliott           Vice-President and Director      250,000      0.55      29-Oct-01

Patrick McGowan         Chief Financial Officer           25,000      0.55      01-Nov-01
------------------------------------------------------------------------------------------

(1)  Ms. Pilon resigned as Chief Financial Officer on October 11, 2001

(2)  Mr. Pierce resigned as Vice-President on September 30, 2001

(3)  Mr. Walters resigned on September 25, 2001

(4)  Dr. Boulet resigned on September 28, 2001

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term          All Other
                                                                                    Compensation       Compensation
                            Annual Compensation (a)                                    Awards              ($)
  -----------------------------------------------------------------------         ---------------      ------------
                                                            Management              Securities
                                    Year                     Fees and               Underlying
                                   Ended       Salary         Bonus                   Option
Name and Principal Position      May 31,(b)     ($)            ($)                      (#)
----------------------------     ---------    -------      --------------         ---------------     -------------
  Daniel Steunenberg               1999
    CEO and Director,              2000
    DBS Holdings                   2001


  Stephen Walters                  1999
     President, CEO, and           2000
     Director, DBS Holdings        2001                       22,000                  200,000
                                   2002                       33,000                  300,000

  Alan Lindsay                     1999                       15,000
    President, Chairman            2000                       65,000                  100,000
    and/or Director, MIV           2001                      110,000

    Director, DBS Holdings         2001                       10,000
                                   2002                       40,000

    President, DBS Holdings        2002                       10,000

  Pedro Tosetti                    1999
    President and COO, MIVI        2000        7,194.                                 300,000
    Technologies                   2001       65,409.

    President and CEO, MIV         2001       31,434.

  John E. Pierce                   2001       26,000
    President and COO, MIVI        2002       52,000                                  200,000
    Technologies and
    Vice-President, DBS
    Holdings


         (a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2001. The new directors of the Company have not yet discussed or determined new policies with respect to director and officer compensation.

         (b) Figures for 2002 reflect compensation paid from June 1, 2001 to October 31, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                  Number of        Percent of Total
                                 Securities          Option/ SARs
                                 Underlying           Granted To       Exercise or
                                 Option/SARs         Employees In      Base Price
Name                             Granted (#)         Fiscal Year         ($/S#)        Expiration Date
----                             -----------       ----------------    -----------     ---------------
Stephen Walters                    200,000              62.5%             0.55         August 16, 2005



             OPTION/SAR GRANTS FROM JUNE 1, 2001 TO NOVEMBER 7, 2001

                                                   Percent of Total
                                  Number of           Option/SARs
                                 Securities            Granted To
                                 Underlying       Employees In Period    Exercise or
                                 Option/SARs        June 1, 2001 to      Base Price
Name                             Granted (#)        November 7, 2001       ($/S#)       Expiration Date
----                             -----------      -------------------    -----------    ---------------
James Elliott                      250,000              14.14%               0.55       October 29, 2007
Patrick McGowan                     25,000                0.7%               0.55       November 1, 2006
Wilfred Jefferies                  100,000               2.82%               1.00       August 14, 2006



                  AGGREGATED OPTION EXERCISES AND OPTION VALUES

         The following table sets forth the aggregate option exercises since June 1, 2000 by each of the executives of the Company named in the Summary Compensation Table who remain employed by the Company, MIV, or MIVI, and the number of securities underlying unexercised options held by those executives as of November 7, 2001.


                                Shares            Value            Number of Securities
                             Acquired on        Realized            Underlying Options
Name                         Exercise (#)          ($)         Exercisable / Unexercisable
----                         ------------       --------       ---------------------------
Alan Lindsay                     N/A              N/A                 100,000 / 0
James Elliott                    N/A              N/A                 250,000 / 0
Patrick McGowan                  N/A              N/A                  25,000 / 0
Wilfred Jefferies                N/A              N/A                 100,000 / 0



         COMPENSATION PAID TO DIRECTORS (INCLUDING SHARES, OPTIONS, ETC.)

         The Company does not currently have any standard arrangements for compensation of its directors and officers. The following table sets forth the aggregate option granted to the Company's former Officers and Directors.


                                                                       Number of
                                                                       Securities
                                                                       Underlying    Exercise
                                                                      Option/SARs    or Based     Expiration
Name                   Position                       Period          Granted (#)     Price          Date
----                   --------                       ------          -----------    --------     ----------
Andre Boulet           Vice-President and Director    May 16, 2001
                                                      to Sept. 28,
                                                      2001             200,000        1.00        30-Aug-06

Stephen Walters        President and Director         May 16, 2001
                                                      to Sept. 25,
                                                      2001             300,000        1.00        30-Aug-04

Peter Jensen           Secretary                      May 16, 2001
                                                      to Sept. 21,
                                                      2001             100,000        1.00        30-Aug-03

John Pierce            Vice-President                 May 16, 2001
                                                      to Sept. 30,
                                                      2001             200,000        1.00        30-Aug-04

Nathalie Pilon         Chief Financial Officer        June 12, 2001
                                                      to Oct. 11,
                                                      2001              70,000        1.00        30-Aug-06
                                                                        40,000        1.00        30-Aug-04


         EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

         The Company has entered into consulting agreements with two individuals to provide management services to the Company.

         The Company has appointed Mr. Patrick McGowan as Chief Financial Officer. Under the terms of the consulting agreement, Mr. McGowan will engage his efforts to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities will also include liaison with attorneys, auditors and financial consultants. The consulting agreement is for a period of six months, commencing on November 1, 2001. The fees for the duration of the contract is CAD $33,000, in addition to 25,000 stock options of the Company at $0.55 per share. The consulting agreement is subject to renewal for one-month periods, upon notice from the Company.

         Dr. Wilfred Jefferies is bringing his proficiency and background in immuno-therapy to the Company, and will contribute his scientific knowledge to develop therapeutic technologies. The initial term of the consulting agreement is for a period of five calendar years, commencing November 1, 2001, with automatic renewal provisions. The fees over the duration of the contract are of $360,000. On August 14, 2001, Dr. Jefferies was granted 100,000 stock options of the Company at $1.00 per share.

         Mr. Elliott has been appointed and has accepted the position of Vice-President and Director, as of October 29, 2001. The Company has commenced negotiations with Mr. James Elliott for the position of Chief Technical Officer. If accepted, Mr. Elliott's duties would include assisting MIVI in establishing itself as a clinically focused and technology driven company. On October 29, 2001, Mr. Elliott was granted 250,000 stock options of the Company, at $0.55 per share.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information as of August 31, 2001 regarding the number of shares of Common Stock beneficially owned by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's capital stock, and (ii) each current (at November 5, 2001) director and executive officer of the Company. Unless otherwise indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name. All shares are Common Stock. Information is provided both with respect to the stock transfer records of the Company as of August 31, 2001. The owners of more than 5% of the outstanding Common Stock are as follows:


---------------------------------------------------------------------------------------------------------------
  Name and Address                      Title (s)             Amount and Nature           Percent of Common
 of Beneficial Owner                                        of Beneficial Ownership       Stock Outstanding
---------------------------------------------------------------------------------------------------------------

Isaiah Capital, Ltd.                                           2,000,000 shares                 12.00%
P.O. Box 546                                                   all owned directly
28-30 The Parade
St. Helier, Jersey
Channel Islands  JE4 8XY

Stephen Walters                                                2,308,334 shares (1)              13.45%
Bali View Block A4/7
J1 Cirendue Raya 46
Jakarta, Indonesia

Carlingford Assets, Ltd.                                       1,620,000 shares                  9.72%
80 Raffles Place                                               all owned directly
#16-20 UOB Plaza 2
Singapore

James Davidson                                                 2,800,000 shares (2)              16.70%
108 North Alfred Street                                        all owned directly
Suite 200
Alexandria, VA  22314

New Paradigm Capital, Ltd.                                     1,000,000 shares                  6.00%
Clarendon House                                                all owned directly
Bermuda Road
Hamilton, Bermuda

Alan Lindsay                    Director                       100,000 options  (3)                 *
#2701 - 1500 Hornby St.         President and CEO
Vancouver, B.C.
V6Z 2R1

Dr. Wilfred Jefferies           Vice-President                 100,000 options                      *
12596 - 23rd Ave.               Director
Surrey, B.C.
V4A 2C4

James R. Elliott                Vice-President                 250,000 options                    1.48%
643 Tsawwassen Beach Road       Director
Delta, BC
V4M 2Z2

Patrick MacGowan                Chief Financial Officer        25,000 options                       *
211 - 1148 Westwood Street
Coquitlam, BC
V3B 7M5

                                All Directors and
                                Officers as a Group (4
                                persons)                       475,000 shares                     2.77%

----------------------------------------------------------------------------------------------------------------

*       Indicates that the individual owns less than one (1%) percent.

1 Includes (i) 188,334 shares reflected by virtue of Mr. Walters' control of Ganesha Holdings Limited, (ii) 1,620,000 shares reflected by virtue of Mr. Walters' control of Carlingford Assets Limited, (iii) 300,000 options to purchase shares of the Company, and (iv) options reflected by virtue of Mr. Walter's control of Ganesha Holdings Limited.

2 Includes (i) 1,200,000 shares owned directly by Mr. Davidson, (ii) 500,000 shares owned by Mr. Davidson's minor children, over which he holds voting and investment control, (iii) 100,000 options to purchase shares of the Company, and (iv) 1,000,000 shares owned by New Paradigm Capital Ltd., of which Mr. Davidson owns 48% of the voting and investment control.

3 Excludes 500,000 shares owned by Lindsay Capital Corp., controlled by Mrs. Lindsay, of which Mr. Lindsay disclaims any beneficial ownership.




                               Changes in Control

         The Share Exchange and Finance Agreement closed effective as of May 15, 2001. As a consequence, control of MIV and control of the Company shifted from the founders of the Company (including Mr. Steunenberg) to the MIV Shareholders (the principal members of which are identified in Item 1 above). The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the Common shares held by Mr. Steunenberg and other owners of Common Stock of the Company, and (ii) the issuance of Common Stock by the Company in a one-for-one exchange for the shares of MIV stock held by its Shareholders. The issuance of Common Stock to the MIV Shareholders was exempt from registration under the Securities Act of 1933 pursuant to ss.4(6) and Regulation S promulgated thereunder. As a result, the MIV Shareholders signing the MIV Share Exchange Agreement now own or have a right to own a total of 9,010,000 shares of the outstanding Common Stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 15, 2001, Daniel Steunenberg executed the Share Exchange and Finance Agreement between the Company, MIV and the MIV Shareholders, on behalf of the Company. This MIV Share Exchange Agreement involves the redemption of all of Daniel Steunenberg's 1,000,000 shares in the Company in exchange for $40,000.

         Daniel Steunenberg may be considered to be a promoter of the Company. On June 30, 1999, Daniel Steunenberg was issued 1,000,000 shares of the Company's common stock for $ 1,000.00 in cash.

         During the year ended May 31, 2001, the Company received an unsecured loan for $850,000 from Carlingford Assets Limited, a company controlled by its then President and CEO. This loan was non-interest bearing with no stated terms of repayment. Subsequent to year end, this loan was converted into 1,133,333 equity units at a price of $0.75 per unit. As the loan was converted into equity, it created a beneficial conversion and a corresponding interest expense valued at the dollar amount of the principal of the loan, recorded in Fiscal 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         (1)      Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at May 31, 2001 and 2000

                  Consolidated Statements of Operations for each of two years in the period ended May 31, 2001

                  Statement of Changes in Shareholders' Equity for each of the two years in the period ended May 31, 2001

                  Consolidated Statements of Cash Flows for each of the two
                           years in the Period ended May 31, 2001

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules:

                  No financial statement schedules are required to be filed as part of this report.

         (3)      Exhibits:

                  The exhibits filed as part of this report are listed under exhibits at subsection (c) of this Item 14.

(b)      Current Reports on Form 8-K:

                  No report on Form 8-K was filed on behalf of the Registrant during the last quarter of the period covered by this report.

(c)      Exhibits:

         Exhibit Number      Description
         --------------      -----------
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

             ***5.1          Settlement Agreement

              *10.1          Asset purchase agreement between Investor Service and DBS Holdings Inc.

              *10.2          Amendment to the Asset purchase agreement between InvestorService and DBS
                             Holdings Inc.

             **10.3          Redemption Agreement between various Shareholders of the Company and the
                             Company.

           ****10.4          Collaborative Research Agreement between MIVI Technologies Inc. and the
                             University of British Columbia.

           ****10.5          Consulting Agreement with Patrick McGowan

           ****10.6          Consulting Agreement with Dr. Wilfred Jefferies

           ****23.1          Consent of PricewaterhouseCoopers, Chartered Accountants

--------------------------

+ Incorporated by reference to the Company's Notice of Change in Majority of Directors on Schedule 14f (#0-30453).

* Incorporated by reference to the Company's Registration Statement on Form 10-SB (#0-30453).

** Incorporated by reference to the Company's Annual Report on Form 10-KSB (#0-30453).

***   Incorporated by reference from the Company's report on Form 8-K
      (#0-30453).

****  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DBS HOLDINGS INC.

Date:    November 15, 2001          Per:    /s/ Alan Lindsay
                                         ---------------------------------------
                                            Alan P. Lindsay,
                                            President and Director

Date:    November 15, 2001          Per:    /s/ Patrick McGowan
                                         ---------------------------------------
                                            Patrick McGowan,
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                      Dated:   November 14, 2001
------------------------------------


                                 EXHIBIT INDEX

--------------------------

+ Incorporated by reference to the Company's Notice of Change in Majority of Directors on Schedule 14f (#0-30453).

* Incorporated by reference to the Company's Registration Statement on Form 10-SB (#0-30453).

**    Filed herewith.

November 13, 2001


REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
DBS HOLDINGS, INC.


We have audited the consolidated balance sheets of DBS HOLDINGS, INC. (formerly M-I Vascular Innovations, Inc.) (a development stage company) as at May 31, 2001 and 2000 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulatively, for the period from January 20, 1999 (date of incorporation) to May 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and cumulatively, for the period from January 20, 1999 (date of incorporation) to May 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP


CHARTERED ACCOUNTANTS

Vancouver, Canada

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Balance Sheets
AS AT MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)


                                                                               2001          2000
                                                                         ----------    ----------
                                                                                  $             $
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   332,332       587,256
Cash held in trust (note 5)                                                 910,000             -
Prepaid expenses and deposits (note 5)                                       41,785        29,348
Other receivable                                                             14,920             -
                                                                         ----------    ----------
                                                                          1,299,037       616,604

PLANT AND EQUIPMENT (note 5)                                                564,411       139,972

DEFERRED COSTS (note 5)                                                          --        62,100
                                                                         ----------    ----------
                                                                          1,863,448       818,676
                                                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities (note 5)                           523,639        88,060
Related party loan (note 6)                                                 850,000            --
                                                                         ----------    ----------
                                                                          1,373,639        88,060
                                                                         ----------    ----------
MINORITY INTEREST                                                           560,611            --
                                                                         ----------    ----------

COMMON STOCK
Authorized
  20,000,000 common shares with a par value of $0.001

Issued and outstanding
  14,595,000 (2000 -- 13,564,990) common shares (note 7)                     14,596        13,565

OTHER CAPITAL ACCOUNTS                                                    4,092,723     2,499,818

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (4,207,417)   (1,782,036)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                       29,296          (731)
                                                                         ----------    ----------
                                                                            (70,802)      730,616
                                                                         ----------    ----------
                                                                          1,863,448       818,676
                                                                         ==========    ==========


GOING CONCERN (note 2)

COMMITMENTS (notes 1 and 9)

SUBSEQUENT EVENTS (notes 7 and 12)


APPROVED BY THE BOARD OF DIRECTORS

                              Director                                  Director
-----------------------------               ----------------------------
       Alan Lindsay                              Wilfred Jefferies


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

(expressed in US dollars)

                                                                                                             CUMULATIVE FROM
                                                                                                            JANUARY 20, 1999
                                                                                                                    (DATE OF
                                                                                  YEARS ENDED MAY 31,      INCORPORATION) TO
                                                                     ---------------------------------               MAY 31,
                                                                           2001                   2000                  2001
                                                                     ----------             ----------     -----------------
                                                                              $                      $                     $
EXPENSES
General and administrative                                            1,800,695                993,690             2,906,786
Research and development                                              1,182,380                601,615             1,851,921
Depreciation                                                            104,985                 25,276               130,261
Interest expense (note 6)                                               850,000                     --               850,000
                                                                     ----------             ----------             ---------
LOSS FROM OPERATIONS                                                  3,938,060              1,620,581             5,738,968

INTEREST INCOME                                                         (26,459)               (18,089)              (45,331)
                                                                     ----------             ----------             ---------
LOSS FOR THE YEAR                                                     3,911,601              1,602,492             5,693,637
                                                                     ==========             ==========             =========
BASIC AND FULLY DILUTED LOSS PER SHARE                                    (0.25)                 (0.13)
                                                                     ----------             ----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED TO COMPUTE
  BASIC AND FULLY DILUTED LOSS PER SHARE                             15,805,869             12,762,934
                                                                     ==========             ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

(expressed in US dollars)


                                                                                             ACCUMU-      DEFICIT
                                                                                               LATED      ACCUMU-
                                COMMON STOCK                  OTHER CAPITAL ACCOUNTS           OTHER        LATED
                       -------------------------------  ----------------------------------   COMPRE-   DURING THE        TOTAL
                                                        ADDITIONAL     DEFERRED     COMMON   HENSIVE     DEVELOP-       STOCK-
                           NUMBER       PAR                PAID-IN      COMPEN-      STOCK    INCOME         MENT     HOLDERS'
                        OF SHARES     VALUE   WARRANTS     CAPITAL       SATION   ISSUABLE    (LOSS)        STAGE       EQUITY
                                          $          $           $            $          $         $            $            $
                       ----------    ------   --------  ----------     --------   --------   -------   ----------   ----------
BALANCE --
  JANUARY 20, 1999
  (date of
  incorporation)                1        --         --          --           --         --        --           --           --
Issuance of common
  stock to founders
  for $0.001 per
  share -- received
  in cash              10,467,000    10,467         --          --           --         --        --           --       10,467
Issuance of common
  stock at $0.55 per
  share in a private
  placement -- net of
  share issuance
  costs of $40,000
  on the following
  dates:
  April 7, 1999          972,775        973         --     511,820           --         --        --           --      512,793
  May 19, 1999           777,364        777         --     409,006           --         --        --           --      409,783
Stock issuable
  pursuant to
  anti-dilution
  provision at $0.55
  per share (note 7)          --         --         --          --           --     45,676        --           --       45,676
Comprehensive loss
  Loss for the period         --         --         --          --           --         --        --     (179,544)    (179,544)
                       ----------    ------    -------   ---------      -------    -------      ----   ----------   ----------
Total comprehensive
  loss                        --         --         --          --           --         --        --     (179,544)    (179,544)
                       ----------    ------    -------   ---------      -------    -------      ----   ----------   ----------
BALANCE -- MAY 31,
  1999                 12,217,140    12,217         --     920,826           --     45,676        --     (179,544)     799,175

Issuance of common
  stock and warrants
  at $1.00 per unit
  in a private
  placement --  net
  of share issuance
  costs of $36,165
  of which $5,042
  was paid by
  common stock on
  January 12, 2000
  (note 7)               203,350        203     61,544     103,130           --         --        --           --      164,877
Issuance of common
  stock to founders
  for services at
  $0.69 per share on
  March 20, 2000
  (note 7)               420,000        420         --     287,700           --         --        --           --      288,120
Issuance of common
  stock and warrants
  at $1 per unit in
  a private
  placement -- net
  of share issuance
  costs of $95,657
  on March 20, 2000
  (note 7)               625,000        625    196,250     332,468           --         --        --           --      529,343
Issuance of common
  stock in
  settlement of an
  agreement at $0.69
  per share on
  March 20, 2000
  (note 7)                99,500        100         --      68,157           --         --        --           --       68,257
Subscriptions
  received for the
  issuance of common
  stock and warrants
  at $1 per unit in
  a private
  placement -- net of
  share issuance costs
  of $20,000 -- units
  issued August 16, 2000
  (note 7)                    --         --         --          --           --    249,800        --           --      249,800
Stock issuable
  pursuant to
  anti-dilution
  provision at $0.69
  per share (note 7)          --         --         --          --           --    210,487        --           --      210,487
Stock option grants           --         --         --      54,600      (54,600)        --        --           --           --
Amortization of
  stock-based
  compensation
  (note 7)                    --         --         --          --       23,780         --        --           --       23,780
Comprehensive loss
  Loss for the year           --         --         --          --           --         --        --   (1,602,492)  (1,602,492)
  Foreign currency
    translation
    adjustment                --         --         --          --           --         --      (731)          --         (731)
                       ----------    ------    -------   ---------      -------    -------      ----   ----------   ----------
Total comprehensive
  loss                                                                                          (731)  (1,602,492)  (1,603,223)
                       ----------    ------    -------   ---------      -------    -------      ----   ----------   ----------
BALANCE -- MAY 31,
  2000 (carried
  forward)             13,564,990    13,565    257,794   1,766,881      (30,820)   505,963      (731)  (1,782,036)    730,616


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity ... continued
--------------------------------------------------------------------------------

(expressed in US dollars)


                                                                                             ACCUMU-      DEFICIT
                                                                                               LATED      ACCUMU-
                                COMMON STOCK                  OTHER CAPITAL ACCOUNTS           OTHER        LATED
                       -------------------------------  ----------------------------------   COMPRE-   DURING THE        TOTAL
                                                        ADDITIONAL     DEFERRED     COMMON   HENSIVE     DEVELOP-       STOCK-
                           NUMBER       PAR                PAID-IN      COMPEN-      STOCK    INCOME         MENT     HOLDERS'
                        OF SHARES     VALUE   WARRANTS     CAPITAL       SATION   ISSUABLE    (LOSS)        STAGE       EQUITY
                                          $          $           $            $          $         $            $            $
                       ----------    ------   --------  ----------     --------   --------   -------   ----------   ----------
BALANCE -- MAY 31,
  2000 (brought
  forward)             13,564,990    13,565    257,794   1,766,881      (30,820)   505,963      (731)  (1,782,036)     730,616
Issuance of common
  stock and warrants
  for cash at $1 per
  unit on June 30,
  2000 -- net of
  issuance costs of
  $42,012 of which
  $9,912 was paid
  by common stock
  (note 7)                366,800       367    103,018     217,315           --         --        --           --      320,700
Issuance of common
  stock on June 30,
  2000 at $0.69 per
  share in
  settlement of an
  agreement made on
  March 20, 2000
  (note 7)                 62,000        62         --      42,470           --         --        --           --       42,532
Issuance of common
  stock and warrants
  for cash at $1 per
  unit on August 16,
  2000 -- net of
  issuance costs
Cash -- $156,800        1,498,200     1,498    437,474     902,428           --         --        --           --    1,341,400
  75,000 common
  shares issuable
  (note 7)                     --        --         --          --           --     53,100        --           --       53,100
  200,000 common
  stock option
  grants (note 7)              --        --         --     112,600           --         --        --           --      112,600
Conversion of
  subscription
  receivable to
  units --
  subscription
  received April 18
  and May 10, 2000
  (note 7)                269,800       270     84,717     164,813           --   (249,800)       --           --           --
Subscriptions
  received on
  February 9, 2001
  for the issuance
  of common stock
  and warrants at
  $0.75 per unit
  in a private
  placement -- net
  of issuance costs
  of $6,425
  (note 7) -- stock
  issued August 24,
  2001 (note 12)               --        --         --          --           --     57,825        --           --       57,825
Shares issuable
  pursuant to
  anti-dilution
  provision  at
  $0.71 per share
  (note 7)                     --        --         --          --           --     25,147        --           --       25,147
Amortization of
  stock-based
  compensation                 --        --         --          --       20,183         --        --           --       20,183
Beneficial
  conversion on
  related party loan
  (note 6)                     --        --         --     850,000           --         --        --           --      850,000
Comprehensive income
  (loss)
  Loss for the year            --        --         --          --           --         --        --   (3,911,601)  (3,911,601)
  Other
    comprehensive
    income -- foreign
    currency
    translation
    adjustment                 --        --         --          --           --         --    30,027           --       30,027
                       ----------    ------    -------   ---------      -------    -------    ------   ----------   ----------
Total comprehensive
  income (loss)                --        --         --          --           --         --    30,027   (3,911,601)  (3,881,574)
                       ----------    ------    -------   ---------      -------    -------    ------   ----------   ----------
BALANCE -- PRIOR TO
  RECAPITALIZATION
  (carried forward)    15,761,790    15,762    883,003   4,056,507      (10,637)   392,235    29,296   (5,693,637)   (327,471)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statements of Changes in Stockholders' Equity ...continued
--------------------------------------------------------------------------------

(expressed in US dollars)


                                                                                             ACCUMU-      DEFICIT
                                                                                                LATED      ACCUMU-
                                COMMON STOCK                   OTHER CAPITAL ACCOUNTS           OTHER        LATED
                       -------------------------------   ----------------------------------   COMPRE-   DURING THE        TOTAL
                                                         ADDITIONAL    DEFERRED     COMMON    HENSIVE     DEVELOP-       STOCK-
                           NUMBER       PAR                 PAID-IN     COMPEN-      STOCK     INCOME         MENT     HOLDERS'
                        OF SHARES     VALUE   WARRANTS      CAPITAL      SATION   ISSUABLE     (LOSS)        STAGE       EQUITY
                       ----------    ------   --------   ----------    --------   --------    -------   ----------   ----------
BALANCE - PRIOR TO
  RECAPITALIZATION
  (BROUGHT FORWARD)   15,761,790    15,762    883,003    4,056,507      (10,637)   392,235     29,296   (5,693,637)    (327,471)

M-I Vascular
  Innovations, Inc.
Less minority
  interest of M-I
  Vascular
  Innovations, Inc.
  at May 31, 2001
  pursuant to share
  exchange and
  finance agreement
  (note 1)             (6,751,790)   (6,752)  (113,776)  (1,792,394)         --   (392,235)        --    1,744,526     (560,611)
                       ----------    ------    -------   ----------     -------   --------     ------   ----------   ----------
Total relating to
  final M-I Vascular
  Innovations, Inc.
  balance -- May 15,
  2000                  9,010,000     9,010    769,227   2,264,133      (10,637)        --     29,296   (3,949,111)    (888,082)
DBS Holdings, Inc.
  shareholders at
  May 15, 2001         11,085,500    11,086         --     150,104           --         --         --     (193,910)     (32,720)
Share redemption
  pursuant to  share
  exchange and
  finance agreement
  -- completed
  subsequent to
  year-end  (note 7)   (5,500,000)   (5,500)        --    (150,104)          --         --         --      (64,396)    (220,000)
Subscriptions
  received for the
  issuance of common
  stock and warrants
  at $1.50 per unit
  -- units issued
  July 17, 2001
  (note 12(c))                 --        --         --          --           --  1,070,000         --           --    1,070,000
                       ----------    ------    -------   ---------      -------  ---------     ------   ----------      -------
                       14,595,500    14,596    769,227   2,264,133      (10,637  1,070,000     29,296   (4,207,417)     (70,802)
                       ==========    ======    =======   =========      =======  =========     ======   ==========      =======

DBS HOLDINGS, INC.

(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

(expressed in US dollars)




                                                                                                             CUMULATIVE FROM
                                                                                                            JANUARY 20, 1999
                                                                                                                    (DATE OF
                                                                            YEARS ENDED MAY 31,               INCORPORATION)
                                                                     ---------------------------------            TO MAY 31,
                                                                           2001                   2000                  2001
                                                                     ----------             ----------      ----------------
                                                                              $                      $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year                                                    (3,911,601)            (1,602,492)           (5,693,637)
Adjustments to reconcile loss for the period to
   net cash used in operating activities
     Stock-based compensation                                           211,030                633,176               889,882
     Interest expense on related party loan                             850,000                     --               850,000
     Depreciation                                                       104,985                 25,276               130,261
     Leasehold improvements written down                                 13,300                     --                13,300
Changes in non-cash working capital items
  Other receivable                                                      (15,076)                    --               (15,076)
  Prepaid expenses and deposits                                         (12,759)               (16,281)              (42,465)
  Accounts payable and accrued liabilities                              391,316                 39,442               437,420
                                                                     ----------             ----------            ----------
                                                                     (2,368,805)              (920,879)           (3,430,315)
                                                                     ----------             ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, warrants and subscriptions
  for cash, less share issuance costs                                 1,719,925                950,675             3,603,643
Deferred financing costs                                                 62,100                (62,100)                   --
Related party loan                                                      850,000                     --               850,000
Cash acquired in reverse acquisition                                     13,824                     --                13,824
Subscriptions received and held in trust                              1,070,000                     --             1,070,000
Common stock redemption from trust funds                               (120,000)                    --              (120,000)
                                                                     ----------             ----------            ----------
                                                                      3,595,849                888,575             5,417,467
                                                                     ----------             ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of plant and equipment                                       (542,724)              (168,862)             (711,586)
                                                                     ----------             ----------            ----------
FOREIGN EXCHANGE EFFECT ON CASH                                         (29,244)                (3,990)              (33,234)
                                                                     ----------             ----------            ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  655,076               (205,156)            1,242,332
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR                          587,256                792,412                    --
                                                                     ----------             ----------            ----------
CASH AND CASH EQUIVALENTS -- END OF YEAR                              1,242,332                587,256             1,242,332
                                                                     ==========             ==========            ==========

CASH AND CASH EQUIVALENTS REPRESENTED BY
Cash and cash equivalents on deposit                                    332,332                587,256
Cash held in trust                                                      910,000                     --
                                                                     ----------             ----------
                                                                      1,242,332                587,256
                                                                     ==========             ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
-------------------------------------------------------------------------------

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

     Concurrent with the execution of the Settlement Agreement, a shareholder of the company and the former founder entered into an Option Agreement, whereby the shareholder holds an option to acquire the company's shares owned by the former founder at a price of Cdn$1.00 per share. This option terminates on December 22, 2001, unless by December 10, 2001, the shareholder provides the former founder with notification of an extension to January 22, 2002. Provided the option is fully exercised within this time period and the terms of the Settlement Agreement are met, the legal action will be dismissed. As at November 13, 2001, this option had not been exercised. The shareholder and the former founder have also entered into an Escrow Agreement, whereby any shares acquired by the shareholder pursuant to the option agreement will be held in escrow until the earlier of the date of the payment which causes the full option to have been exercised or December 22, 2001 (or as extended as noted above). In addition, a Voting Agreement has been executed whereby voting power over the former founders shares has been transferred to this shareholder.



                                                                             (1)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
-------------------------------------------------------------------------------

(expressed in US dollars)

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

     As DBS was a non-operating public company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of DBS. On May 15, 2001, DBS had total assets of $13,824 and total liabilities of $46,544. As the total liabilities exceeded total assets by $32,720, the excess of liabilities over assets over the par value of the stock related to DBS shareholders was charged to deficit as if a distribution was made to the DBS shareholders. Pro forma information was not presented since the share exchange was not a business combination. As 43% of the M-I shareholders did not tender their shares in the




                                                                             (2)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
-------------------------------------------------------------------------------

(expressed in US dollars)


     combination, those interests represent a minority interest in the legal subsidiary. Accordingly, 6,751,790 common shares related to the minority interest were removed from the number of shares outstanding as at May 15, 2001 along with the par value of such shares, a pro rata amount from additional paid-in capital and, as the company has a shareholders' deficiency, an amount from deficit to the extent of the amount removed from common stock and additional paid-in capital. In addition, shares issuable to certain subscribers were reflected as a minority interest. DBS plans to make an offer for these additional shares of M-I. Any such offer will be accounted for as a step purchase.

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

     AUDIT COMMITTEE

     For the year ended May 31, 2001, the company had three directors, two of whom are also officers of the company. Accordingly, the company's audit committee was not comprised of a majority of independent directors. The company is currently in the process of searching for suitable candidates to appoint as directors including those who would be considered independent directors and who would also be appointed as members of the audit committee.

2    GOING CONCERN

     Since inception, the company has suffered recurring losses, totalling $5,693,637 as of May 31, 2001, and has a net working capital deficiency. The company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The company anticipates that losses will continue until such time, if ever, as the company is able to generate sufficient revenues to support its operations. The company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of its stent technology. There can be no assurance that any such events will occur, that the company will attain revenues from commercialization of its products, or that the company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the company will be able to obtain sufficient funds on terms acceptable to the company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there is substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.


                                                                             (3)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
-------------------------------------------------------------------------------

(expressed in US dollars)



3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of DBS, M-I and its wholly owned subsidiary, MIVI. The consolidated statement of operations include the results of operations of M-I and MIVI for the year ended May 31, 2001 and those of DBS from the effective date of the reverse acquisition of May 15, 2001. The consolidated financial statements as at May 31, 2000 and for the year then ended present the consolidated financial information of M-I. All significant intercompany transactions and balances have been eliminated.

     BASIS OF PRESENTATION

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     DEVELOPMENT STAGE

     The company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the company is considered to be in the development stage.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consists of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

     CASH HELD IN TRUST

     Cash held in trust consists of cash deposits received in advance of the future issuance of common stock.


                                                                             (4)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
-------------------------------------------------------------------------------

(expressed in US dollars)



     PLANT AND EQUIPMENT

     Plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated life of plant and equipment as follows:


           Furniture and fixtures                                        5 years
           Computer equipment                                            3 years
           Laboratory equipment                                          5 years
           Leasehold improvements                             over term of lease

     LEASEHOLD INDUCEMENTS

     The benefit associated with leasehold inducements is recognized over the term of the lease.

     IMPAIRMENT OF LONG-LIVED ASSETS

     The company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of the estimated future operating cash flows anticipated to be generated during the remaining life to the net carrying value of the asset. If an impairment exists, the carrying value is written down to the fair value of the asset.

     RESEARCH AND DEVELOPMENT COSTS

     Expenditures for research and development are expensed in the period incurred.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

     FOREIGN CURRENCY TRANSLATION

     The company's functional currency is the Canadian dollar. The financial statements are translated to United States dollars using the period-end exchange rate for assets and liabilities and weighted-average exchange rates for the period for revenues and expenses. Translation gains and losses are deferred and accumulated as a component of other comprehensive loss in stockholders' deficiency. Foreign currency gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations.



                                                                             (5)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     STOCK-BASED COMPENSATION

     The company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
     123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

     The company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (EITF No. 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

     LOSS PER SHARE

     Basic loss per share is computed by dividing loss for the period by the weighted average number of common shares outstanding for the period. Fully diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive. The stock options and warrants have not been included in the computation of fully diluted loss per share as their effect is anti-dilutive (note 7).

     COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity from transactions, events and circumstances other than those resulting from investments by owners and distributions to owners. The company's comprehensive loss consists of loss for the year and cumulative foreign exchange translation adjustment.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the company to a significant concentration of credit risk consist primarily of cash and cash equivalents and cash held in trust which are not collateralized. The company limits its exposure to credit loss by placing its cash and cash equivalents and cash held in trust with high credit quality financial institutions.

                                                                             (6)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, cash held in trust, deposits, other receivable, and accounts payable and accrued liabilities approximate their fair values. The fair value of the related party loan approximates its carrying value.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN No. 44) which clarifies the application of APB No. 25 for certain issues. The company has adopted FIN No. 44 for the years ended May 31, 2001 and 2000.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS No. 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that asset retirement obligations be recognized when they are incurred, and be capitalized as part of the asset's carrying value and displayed as liabilities. SFAS No. 143 also requires increased disclosure surrounding asset retirement obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that long-lived assets be classified as assets either to be held and used, to be disposed of other than by sale, or to be disposed of by sale. It also prescribes various approaches to valuing these types of long-lived assets. SFAS No. 143 is effective for fiscal years beginning after December 15, 2001. The company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.


                                                                             (7)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)


4     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                  2001                  2000
                                                                                               -------               -------
                                                                                                     $                     $

      Cash paid for income taxes                                                                     -                     -
      Cash paid for interest                                                                         -                     -

      SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
      Issuance of common stock for:
           Accounts payable in settlement of agreement (note 7)                                 42,532                68,257
           Services (note 7)                                                                         -               288,120
           Finder's fees (note 7)                                                               63,012                 5,042
      Issuance of stock options for finder's fee (note 7)                                      112,600                     -
      Common stock issuable pursuant to anti-dilution provision (note 7)                        25,147               210,487
      Issuance of common stock in reverse acquisition (note 1)                                 (32,720)                    -
      Beneficial conversion feature on related party loan (note 6)                             850,000                     -


5     BALANCE SHEET COMPONENTS

      CASH HELD IN TRUST

      Cash held in trust relates to cash received in exchange for subscriptions to common stock units. This cash was held in a trust account by the company's legal counsel pending issuance of the common stock units, and there were no provisions for refunding these funds to subscribers. In July 2001, these common stock units were issued, and the cash was released to the company (note 12(c)).

      PREPAID EXPENSES AND DEPOSITS

      Prepaid expenses and deposits consist of the following:


                                                                                                 2001                   2000
                                                                                               ------                -------
                                                                                                    $                      $
           Lease deposit                                                                        24,318                13,425
           Deposit for future legal fees                                                        15,043                11,000
           Other                                                                                 2,424                 4,923
                                                                                               -------               -------
                                                                                                41,785                29,348
                                                                                               =======               =======

                                                                             (8)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

      PLANT AND EQUIPMENT

      Plant and equipment consists of the following:


                                                                                               2001
                                                                         ---------------------------------------------------
                                                                                          ACCUMULATED
                                                                          COST           DEPRECIATION                    NET
                                                                        -------          ------------                -------
                                                                              $                      $                     $
           Furniture and fixtures                                        35,353                  4,710                30,643
           Computer equipment                                            96,528                 39,607                56,921
           Laboratory equipment                                         521,530                 70,912               450,618
           Leasehold improvements                                        42,913                 16,684                26,229
                                                                        -------                -------               -------
                                                                        696,324                131,913               564,411
                                                                        =======                =======               =======



                                                                                               2000
                                                                         ---------------------------------------------------
                                                                                          ACCUMULATED
                                                                          COST           DEPRECIATION                    NET
                                                                        -------          ------------                -------
                                                                              $                      $                     $

           Furniture and fixtures                                         8,839                    884                 7,955
           Computer equipment                                            67,320                 11,219                56,101
           Laboratory equipment                                          71,095                  7,110                63,985
           Leasehold improvements                                        17,897                  5,966                11,931
                                                                        -------                -------               -------
                                                                        165,151                 25,179               139,972
                                                                        =======                =======               =======


      DEFERRED COSTS

      Deferred costs at May 31, 2000 relate to costs paid prior to May 31, 2000 in connection with a private placement completed after May 31, 2000. These costs were applied against the gross proceeds received from private placements in fiscal 2001.

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                                 2001                   2000
                                                                                               ------                -------
                                                                                                    $                      $

      Trade accounts payable                                                                   395,885                37,398
      Accrued salaries and wages                                                                13,470                 8,130
      Share redemption payable (note 7)                                                        100,000                     -
      Common stock payable (note 7)                                                                  -                42,532
      Deferred leasehold inducement                                                             14,284                     -
                                                                                               -------               -------
                                                                                               523,639                88,060
                                                                                               =======               =======

                                                                             (9)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

6    RELATED PARTY LOAN

     The company received an unsecured loan for $850,000 during the year ended May 31, 2001 from a company which was controlled by the president and chief executive officer of the company. This loan was non-interest bearing with no stated terms of repayment. Subsequent to May 31, 2001, this loan was converted into 1,133,333 equity units at a price of $0.75 per unit (note 12(b)). As there was no formal agreement in place, the company accounted for the loan as though it was convertible into equity at the option of the lender at the date it was received by the company.

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


7    COMMON STOCK

     Authorized capital stock consists of 20,000,000 common shares with a par value of $0.001 per share.

     One of the founding shareholders had anti-dilution protection preventing his ownership interest from falling below 25%. This anti-dilution provision was effective until the earlier of March 31, 2002, the date the company raised $2,000,000 in cumulative equity financing, or the date upon which the common stock of the company became publicly traded. This provision expired during the year ended May 31, 2001, as the company achieved the equity financing threshold.

     The anti-dilution protection was provided to the founding shareholder to compensate him for services rendered to the company. Accordingly, the company has recorded the fair value of the common stock as an expense and as common stock issuable.

     The following share amounts have been recorded as expenses and as common stock issuable in other capital accounts:

                                               ADDITIONAL
                                           SHARES ISSUABLE            FAIR VALUE
                                           ---------------            ----------

    Year ended May 31, 1999                      83,047                45,676
               May 31, 2000                     306,833               210,487
               May 31, 2001                      35,519                25,147
                                                -------               -------
                                                425,399               281,310
                                                =======               =======


                                                                          (10)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     As this stock was issuable in shares of M-I, the amount has been allocated to minority interest at the date of the recapitalization (note 1).

     As part of a legal settlement agreement with the founding shareholder (notes 1 and 12(a)), these shares were issued subsequent to May 31, 2001.

     PRIVATE PLACEMENTS

     On January 12, 2000, the company issued 196,000 units at a price of $1.00 per unit for net proceeds of $164,877. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $134,456 ($0.69 per share) was allocated to the common shares, and $61,544 ($0.31 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $36,165. Of this amount $31,123 was paid in cash and $5,042 was paid by the issuance of 7,350 common shares. These costs have been netted against the proceeds allocated to the common stock. The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one common share of the company for $1.00 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

     On March 20, 2000, the company issued 625,000 units at a price of $1.00 per unit for net proceeds of $529,343. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $428,750 ($0.69 per share) was allocated to the common shares, and $196,250 ($0.31 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $95,657, paid in cash, and have been netted against the proceeds allocated to the common stock. The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one common share of the company for $1.00 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

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

                                                                            (11)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     The share issuance costs for this issuance were $322,500. Of this amount $156,800 was paid in cash, $53,100 by the future issuance of 75,000 common shares, and $112,600 by the issuance of 200,000 common stock options. The cash share issuance costs have been netted against the proceeds allocated to the common stock. The costs related to the common shares and the options have been recorded as compensation expense in the consolidated statement of operations, as they were granted to a director of the company (note 10(a)). The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one share of common stock of the company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

     Warrants included as part of the equity units described above have been separately recorded within stockholders' equity as a component of other capital accounts. The value allocated to the warrants was estimated using the fair value of the warrants assigned by the Black Scholes valuation model, relative to the fair value of the related common shares issued.

     SHARES ISSUED FOR SETTLEMENT OF AGREEMENT

     Prior to the acquisition of the stent technology by MIVI (note 1), certain investors had made advances to the vendor of this technology for an investment in the stent technology. The vendor subsequently sold this technology to MIVI. The company agreed to recognize the value added by these investors and agreed to settle any claims for 99,500 common shares of the company issued during the year ended May 31, 2000, with a further 62,000 common shares issued during the year ended May 31, 2001 in final settlement. The fair value of these common shares were $68,257 and $42,532, respectively.

     ISSUANCE OF FOUNDERS SHARES FOR SERVICES

     During 1999, the company agreed to issue 420,000 common shares to certain founding shareholders for the performance of certain services and achievement of certain milestones. Although the services were not performed, the company issued the common shares in 2000 and accordingly, recorded compensation expense of $288,120, representing the fair value of the common stock issued.

     STOCK ISSUABLE - MINORITY INTEREST

     On the date of the recapitalization (note 1), M-I had stock issuable pursuant to anti-dilution provisions, for payment of stock issuance costs, and pursuant to a subscription received. As this stock was issuable in shares of M-I, it represents minority interest. This stock was issued subsequent to May 31, 2001 (note 12(h)).


                                                                        NUMBER OF
                                                                           SHARES                  VALUE
                                                                        ---------                -------
                                                                                                       $
      Stock issuable with respect to:
           Former stockholder pursuant to anti-dilution                  425,399                 281,310
           Payment of stock issuance costs relating to private
           placement of units on August 16, 2001                          75,000                  53,100
           Subscription received on February 9, 2001                      85,667                  57,825
                                                                         -------                 -------
                                                                         586,066                 392,235
                                                                         =======                 =======

                                                                            (12)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

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

      On May 15, 2001, concurrent with the execution of the Agreement (note 1), the company received $1,070,000 as a subscription for 713,333 units of the company. The units consist of one common share and one share purchase warrant. The units were issued at a price of $1.50 on July 17, 2001 (note 12(c)).

      REDEMPTION

      Concurrent with the share exchange and finance agreement, the company redeemed 5,500,000 common shares at $0.04 per share. This redemption was completed on August 24, 2001 (note 12(f)). These shares are being held in treasury by the company.

      WARRANTS

     The following table summarizes information about the warrants issued by the company:



                                                                       NUMBER OF
                                                                      UNDERLYING
                                                                          SHARES
                                                                      ----------
     Balance -- May 31, 1999                                                  --
     Issued                                                              821,000
                                                                       ---------
     Balance -- May 31, 2000                                             821,000
     Issued                                                            2,120,800
     Warrants -- minority interest                                      (381,800)
                                                                       ---------
     Balance -- May 31, 2001                                           2,560,000
                                                                       =========


     Of the warrants outstanding at May 31, 2001, 2,341,800 had an exercise price of $1.50 and expired on April 30, 2002. The remaining 600,000 warrants had an exercise price of $1.50 until March 20, 2001 with a reload option at $2.00 until March 20, 2002. During 2001, the board of directors approved an extension to the first expiry date from March 20, 2001 to September 20, 2001, thereby extending the reload option to September 20, 2002.


                                                                            (13)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     The reload option allows a further 600,000 warrants to be issued if, and only if, the initial 600,000 warrants are exercised. No value was ascribed to the reload feature described above. During August 2001, the company cancelled the reload option and changed the term on all the outstanding warrants to have an exercise price of $1.25 until April 30, 2002 and, thereafter of $1.50 until the expiry date of April 30, 2003 (note 12(j)).

     As at May 31, 2001, there were 381,800 warrants held by shareholders who did not exchange their shares pursuant to the Agreement. Accordingly, these warrants can only be exercised for shares of M-I and, as a result, the book value of these warrants of $113,776, has been allocated to minority interest.

     STOCK-BASED COMPENSATION

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

     The company had the following stock option activity:



                                                                        Weighted
                                                                         average
                                                 Number of              exercise
                                                   options                 price
                                                                               $
                                                 ---------              --------
     Balance -- May 31, 1999                            --                    --

       Options granted                           1,367,500                  0.87
       Options exercised                                --                    --
       Options expired                                  --                    --
                                                 ---------                  ----
     Balance -- May 31, 2000                     1,367,500                  0.87
       Options granted                             320,000                  0.72
       Options exercised                                --                    --
       Options expired                                  --                    --
                                                 ---------                  ----
     Balance -- May 31, 2001                     1,687,500                  0.84
                                                 =========                  ====


     The weighted average fair value of options granted in 2001 was $0.35 (2000 -- $0.07).

     Included in the above options were options issued for share issuance costs (note 7). These options vested immediately and were recorded at their fair value, as calculated by the Black Scholes option pricing model, of $112,600. These options have been recorded as general and administration expense in the consolidated statement of operations.

     Total compensation expense for stock options booked for the year ended May 31, 2001 was $132,783 (2000 - $23,780).


                                                                            (14)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     During the year ended May 31, 2001, the company issued 200,000 options at prices greater than market value (2000 - 977,500) and 120,000 options at prices less than market value (2000 - 390,000).

     Subsequent to May 31, 2001, the company granted 490,000 additional stock options in M-I. On August 24, 2001, the company cancelled 592,500 stock options in M-I and pursuant to the terms of the Agreement, the remaining 1,585,000 options became options exercisable in DBS (note 12(i)).

     The company also granted an additional 1,175,000 stock options on August 30, 2001 (note 12(i)).

     The following tables summarize information about stock options outstanding at May 31, 2001 and 2000.

                                                                            2001
     ---------------------------------------------------------------------------
                            Options outstanding              Options exercisable
     ------------------------------------------              -------------------
                                       Weighted
     Exercise                 average remaining
     price           Number    contractual life                           Number
     $          outstanding             (years)                      exercisable
     --------   -----------   -----------------                      -----------
     0.55           580,000                 3.7                          430,001
     1.00         1,107,500                 3.8                          861,836
     ----         ---------                 ---                          -------
     0.84         1,687,500                 3.8                        1,291,837
     ====         =========                 ===                        =========

                                                                            2000
     ---------------------------------------------------------------------------
                            Options outstanding              Options exercisable
     ------------------------------------------              -------------------
                                       Weighted
     Exercise                 average remaining
     price           Number    contractual life                           Number
     $          outstanding             (years)                      exercisable
     --------   -----------   -----------------                      -----------
     0.55           380,000                 4.3                          150,000
     1.00           987,500                 4.3                          800,000
     ----         ---------                 ---                          -------
     0.87         1,367,500                 4.3                          950,000
     ====         =========                 ===                        =========




                                                                            (15)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

     Had the stock-based compensation been determined under the method prescribed by SFAS No. 123, the company's loss for the period would have been as follows:

                                                     2001                   2000
                                                        $                      $
                                               ----------             ----------
     Loss for the year                         (3,911,601)            (1,602,492)
     Additional compensation expense              (20,465)               (17,597)
                                               ----------             ----------

     Pro forma loss for the year               (3,932,066)            (1,620,089)
                                               ==========             ==========
     Pro forma basic and fully diluted
       loss per share                               (0.24)                 (0.13)
                                               ==========             ==========


     The pro forma compensation expense is estimated using the Black Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:


                                                     2001                   2000
                                                        %                      %

     Risk free interest rate                          6.5                    6.5
     Expected life (in years)                         3.0                    3.0
     Expected volatility                              0.0                    0.0


8    Income taxes

     At May 31, 2001, the company had net operating loss carryforwards as follows:


                                               US Federal               Canadian
                                                        $                      $
                                                ---------              ---------
     Net operating loss carryforwards           1,170,000              2,142,000
                                                =========              =========


     US federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2020 and 2021. Canadian net operating loss carryforwards, if not utilized to offset taxable income in future periods, expire between the years 2007 and 2008.



                                                                            (16)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

      Net deferred tax assets are composed of the following:

                                                                                          2001                   2000
                                                                                           $                      $
                                                                                       ----------              --------
      DEFERRED TAX ASSETS
      Net operating loss carryforwards                                                  1,357,000               425,000
      Property and equipment                                                               72,000                15,000
                                                                                       ----------              --------

      Deferred tax assets                                                               1,429,000               440,000
      Valuation allowance                                                              (1,429,000)             (440,000)
                                                                                       ----------              --------
      Net deferred tax assets                                                                   -                     -
                                                                                       ==========              ========
      RATE RECONCILIATION
      Federal statutory rate                                                                   35%                   30%
                                                                                       ----------              --------

      Income tax recovery based on statutory rate                                      (1,369,000)             (481,000)
      Increase in income tax recovery associated with higher tax rates in
           subsidiary                                                                    (172,000)              (99,000)
      Non-deductible expenses                                                             552,000               191,000
      Change in valuation allowance                                                       989,000               389,000
                                                                                       ----------              --------
                                                                                                -                     -
                                                                                       ==========              ========


9     COMMITMENTS

      In conjunction with the acquisition of the company's initial stent technology (note 1), the company entered into an eight-year Consulting Agreement with the inventor and vendor of the technology. The stent technology was discontinued in May 2000. This agreement may be renegotiated at such time as the company becomes a public company. The present agreed terms provide for a consulting fee of US$11,000 per month for 33 months starting March 1, 1999 and US$8,000 for the remainder of the term. In October 2000, the company terminated the Consulting Agreement for failure of performance.


                                                                            (17)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

      The company incurred rental costs of $73,769 in 2001 (2000 - $52,967) and is committed to the following annual rent on its premises:

                                                            $
                                                        -------
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


10    RELATED PARTY TRANSACTIONS

      The following services were provided by related parties. These transactions, recorded at fair market values, were as follows:

      a) The company paid financing commissions of $150,000 (2000 - $80,000) to a company whose officer was a director of the company. As at May 31, 2001, $26,000 was due to this company. The company also issued 200,000 stock options and had 75,000 common shares issuable at May 31, 2001 to this same director in respect of the August 16, 2000 private placement. The 200,000 options were expensed at their fair value, as determined by the Black Scholes option pricing model, in the amount of $112,600. The 75,000 shares were expensed at their fair value on the date of issuance of $53,100.

      b) The company paid $13,847 (2000 - $18,000) in rent to a company with common officers of the company. At May 31, 2001, $1,425 (2000 - $nil) was due to this company.

      c) The company paid $33,000 (2000 - $143,000) in consulting fees to a company whose officer was a director until January 30, 2001 and continued as a major shareholder of the company.

      d) The company paid $124,864 (2000 - $65,192) in legal fees to a firm which employs a director of the company. At May 31, 2001, $81,303 (2000 - $12,685) was due to this company.

      e) The company paid $302,902 (2000 - $131,500) in management and directors fees to companies with common directors and officers of the company.


                                                                            (18)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

11    SEGMENTED INFORMATION

      The company identifies its operating segments based on business activities, management responsibility and geographical location. The company operates within a single operating segment, being the research and development of alternative stent technologies, and operates in one geographic area, being Canada. In addition, all of the company's assets are located in Canada.

12    SUBSEQUENT EVENTS

      a) On September 14, 2001, the company executed a Settlement Agreement with a former founder to settle legal action (note 1)

      b) On July 17, 2001, an unsecured related party loan of $850,000 received during fiscal 2001 was converted to 1,133,333 equity units, with each unit consisting of one common share and one warrant at a price of $0.75 per unit (note 6). Each warrant is exercisable into one common share at a price of $1.50 until June 14, 2003. In addition, the company issued 113,334 common stock units for finder's fees with respect to this related party loan. These common stock units were recorded at their fair value of $236,868.

      c) On July 17, 2001, the company issued 713,333 equity units at a price of $1.50 per unit, with each unit consisting of one common share and one warrant exercisable at a price of $4.00 and expiring on November 30, 2001, for proceeds of $1,070,000. These proceeds were treated as subscriptions received at May 31, 2001.

      d) On August 24, 2001, the company issued 35,000 equity units at a price of $1.50 per unit, with each unit consisting of one common share and one warrant exercisable at a price of $4.00 with 25,000 warrants expiring on December 27, 2001 and 10,000 warrants expiring on January 2, 2002, for proceeds of $52,500.

      e) On June 12, 2001, the company entered into a financial consulting services agreement with several consultants whereby these consultants were issued 75,000 common shares to render advice on matters such as strategic alliances, business development and general business consulting. These shares were issued upon execution of the agreement, and will be recorded at their fair value on that date of $2.20 per share for a total of $165,000.

      f) On August 24, 2001, the company completed the redemption of 5,500,000 common shares at $0.04 per share in accordance with the share exchange and finance agreement. These shares are being held in Treasury by the company.


                                                                            (19)

DBS HOLDINGS, INC.
(formerly M-I Vascular Innovations, Inc.)
(a development stage company)
Notes to Consolidated Financial Statements
MAY 31, 2001 AND 2000
--------------------------------------------------------------------------------

(expressed in US dollars)

      g) On July 17, and August 24, 2001, the company completed the share exchange for 9,010,000 common shares in connection with the share exchange and finance agreement.

      h) On August 14, 2001, the company issued the 586,066 shares of stock issuable in M-I (note 7) pursuant to the anti-dilution provision, the stock issuance costs, and the subscription received on February 9, 2001.

      i) On August 14, 2001, the company issued 490,000 stock options, exercisable in shares of M-I, to employees and directors at a price of $1.00, and vesting immediately. This brought the total amount of options exercisable for stock of M-I to 2,177,500 stock options. All of the outstanding M-I options were cancelled on August 30, 2001. Of this amount, 1,585,000 related to employees of the company and were reissued as options for shares of DBS, with accelerated vesting periods attached. An additional 1,175,000 options of DBS were also issued on this date. All options issued had an exercise price of $1.00, with the exception of 60,000 options relating to original M-I options, which had an exercise price of $0.55.

           The intrinsic value of the options issued on August 14, 2001, $245,000, has been recorded as compensation expense and minority interest as at that date.

           On August 30, 2001, the date of the cancellation of M-I options and issuance of DBS options, the options issued were accounted for as new issuances as required by FIN No. 44. On that date, deferred compensation and additional paid-in capital of the intrinsic value of the options was recorded in the amount of $2,325,000. Of this amount, $2,031,000 related to options that vested immediately, and therefore, this was recorded as compensation expense in the statement of operations in that period. The remaining $294,000 will be recognized over the vesting period of the related options, generally one year.

           During October 2001, the company issued a further 425,000 stock options to consultants and employees at prices ranging from $0.55 to $1.50 with expiry dates ranging between three and six years.

      j) On August 14, 2001, the company changed the terms on all its outstanding common share warrants such that the exercise price will be $1.25 until April 30, 2002, and thereafter at $1.50 until the expiry date of April 30, 2003. The fair value of the warrants changed on this date, as determined by the Black Scholes Option Pricing Model, to $1,448,960. As this change in status relates to potential shareholders, it will be treated as a distribution, and because the company had a deficit at that date, the amount will be charged to additional paid-in capital. This amount will be included in the company's loss per share in that period.




                                                                            (20)