Form 10QSB
period 2001-11-30
DBS HOLDINGS INC
filed 2002-01-22
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Quarterly period ended November 30, 2001
                                                         -----------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,665,500 shares of common stock with a par value of $0.001 per share as of December 12, 2001

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                           NOVEMBER 30, 2001 AND 2000
                             (STATED IN US DOLLARS)

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)


-------------------------------------------------------------------------------------------
                                                                NOVEMBER 30       MAY 31
                                                                   2001            2001
                                                                -----------     -----------
                                                                (UNAUDITED)      (Audited)

ASSETS

CURRENT
     Cash and cash equivalents                                  $    31,148     $   332,332
     Cash held in trust                                                  --         910,000
     Prepaid expenses and deposits                                   31,935          41,785
     Other receivable                                                18,172          14,920
                                                                -----------     -----------
                                                                     81,255       1,299,037

PLANT AND EQUIPMENT (Note 5)                                        481,880         564,411
                                                                -----------     -----------

                                                                $   563,135     $ 1,863,448
                                                                ===========     ===========

LIABILITIES
CURRENT
     Accounts payable and accrued liabilities (Note 5)          $   523,799     $   523,639
     Related party loan (Note 6)                                         --         850,000
                                                                -----------     -----------
                                                                    523,799       1,373,639
                                                                -----------     -----------
MINORITY INTEREST                                                   805,611         560,611
                                                                -----------     -----------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
Authorized
20,000,000 common shares with a par value of $0.001

Issued and outstanding
16,665,500 (May 31, 2001 - 14,595,500) common shares (Note 7)        16,665          14,596

OTHER CAPITAL ACCOUNTS                                            8,055,600       4,092,723

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (8,912,782)     (4,207,417)

ACCUMULATED OTHER COMPREHENSIVE INCOME                               74,242          29,296
                                                                -----------      ----------
                                                                   (766,275)        (70,802)
                                                                -----------      ----------
                                                                $   563,135     $ 1,863,448
                                                                ===========     ===========

Approved by the Directors:


/s/ Alan Lindsay                             /s/ Wilfred Jefferies
-----------------------------------          -----------------------------------
Director                                     Director
Alan Lindsay                                 Wilfred Jefferies

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



-------------------------------------------------------------------------------------------------------------------------
                                                                                                           FROM
                                                                                                           INCORPORATION
                                                                                                           ON JANUARY 20,
                                            THREE MONTHS ENDED                  SIX MONTHS ENDED           1999 TO
                                                NOVEMBER 30                        NOVEMBER 30             NOVEMBER 30,
                                           2001             2000             2001             2000         2001
                                        -----------      ----------       -----------      -----------     --------------
EXPENSES
General and administrative              $ 1,138,697     $   335,059       $ 4,238,067      $   626,414     $ 7,144,853
Research and development                    113,442         296,911           395,977          438,348       2,247,898
Depreciation                                 36,307          23,450            73,916           44,741         204,177
Interest expense                              1,043              --             1,043               --         851,043
                                        -----------      ----------       -----------      -----------      ----------

LOSS FROM OPERATIONS                    $ 1,289,489     $   655,420       $ 4,709,003      $ 1,109,503      10,447,971

INTEREST INCOME                                (997)         (8,641)           (3,638)         (11,753)        (48,970)
                                        -----------      -----------       ----------      -----------     -----------

LOSS FOR THE PERIOD                     $ 1,288,492     $   646,779       $ 4,705,365      $ 1,097,750      10,399,001
                                        ===========     ===========       ===========      ===========     ===========

BASIC AND FULLY DILUTED LOSS PER
SHARE                                         (0.08)          (0.04)           (0.29)           (0.07)
                                        -----------     -----------       ----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       16,665,500      16,234,020        16,100,318      15,447,759
                                        ===========     ===========       ===========     ===========



                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)






                              COMMON STOCK                            OTHER CAPITAL ACCOUNTS
                        --------------------------------------------------------------------
                                                                                              Accumulated      Deficit
                                                                                                other       accumulated     Total
                          Number                        Additional                 Common   comprehensive   during the      stock-
                            of        Par                paid-in      Deferred     stock        income      development    holders'
                          shares     Value   Warrant     capital    compensation  Issuable      (loss)         stage       equity
                                       $        $           $            $            $            $             $           $
                        ---------- -------- ---------- ------------ ------------ ---------- ------------ -------------- -----------


BALANCE - MAY 31, 2001  14,595,500   14,596   769,227    2,264,133      (10,637)  1,070,000       29,296     (4,207,417)    (70,802)

Issuance of common
stock and warrants on
July 27, 2001 for
subscription received
May 15, 2001 at $1.50      713,333      713    54,177    1,015,110         --    (1,070,000)        --            --           --
per unit (Note 7)

Issuance of common
stock and warrants
for cash at $1.50 per
unit on August 24,          35,000       35       691       51,774         --          --           --            --         52,500
2001 (Note 7)

Issuance of common
stock and warrants
pursuant to
settlement of related
party loan at $1.50      1,133,333    1,133   326,268      522,599         --          --           --            --        850,000
per unit on July 17,
2001

Issuance of common
stock for services
rendered (finders'         113,334      113      --        236,755         --          --           --            --        236,868
fees) (Note 7)

Issuance of common
stock for services
rendered  June 12,          75,000       75      --        164,925         --          --           --            --        165,000
2001 (Note 7)


Stock option grants         --          --       --      2,325,000     (294,000)       --           --            --      2,031,000
(Note 7)

Modification of
warrants (Note 7)           --          --       --      1,448,960         --          --           --            --      1,448,960
                            --          --       --     (1,448,960)        --          --           --            --     (1,448,960)

Comprehensive loss
Loss for the period         --          --       --          --            --          --           --       (3,416,873) (3,416,873)
Other comprehensive
Income -- foreign
Currency translation
Adjustment                  --          --       --          --            --          --         (7,001)         --         (7,001)
                        ---------- ------- ----------  -----------  -----------  ---------- ------------ -------------- -----------

BALANCE -- AUGUST 31,
2001                    16,665,500  16,665  1,150,363    6,580,296     (304,637)       --         22,295     (7,624,290)   (159,308)
                        ========== ======= ==========  ===========  ===========  ========== ============ ============== ===========

Stock Option Grants                   --       --          545,491         --          --           --           --         545,441

Amortization Of
Stock-Based
Compensation                          --       --             --         84,137        --           --           --          84,137

Comprehensive Loss
Loss For The Period                   --       --             --           --          --           --       (1,288,492) (1,288,492)
Other Comprehensive
Income (Loss) Foreign
currency translation
adjustment                            --       --             --           --          --         51,947          --         51,947

                        ---------- ------- ----------  -----------  -----------  ---------- ------------ -------------- -----------
BALANCE  - NOVEMBER
30, 2001                16,665,500 $16,665 $1,150,363   $7,125,737  $  (220,500) $     --     $   74,242    $(8,912,782)  $(766,275)
                        ========== ======= ==========  ===========  ===========  ========== ============ ============== ===========

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)




-----------------------------------------------------------------------------------------------------------------------------

                                                                                                           CUMULATIVE FROM
                                              THREE MONTHS ENDED NOVEMBER 30      SIX MONTHS ENDED         JANUARY 20, 1999
                                                        (Unaudited)                  NOVEMBER 30            TO NOVEMBER 30
                                                                                     (Unaudited)             (Unaudited)
                                                  2001           2000           2001            2000            2001
                                             ------------    ----------     -----------      -----------   ----------------


CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                          $ (1,288,492)   $ (646,779)   $ (4,705,365)     $(1,097,750)     $(10,399,002)
Adjustments to reconcile loss for the
period to net cash used in operating
activities
    Stock-based compensation                      629,578          --         3,307,446          233,379         4,197,328
    Interest expense on related party loan          --             --              --               --             850,000
    Depreciation                                   36,307        23,450          73,916           44,741           204,177
    Leasehold improvements written down             --             --              --               --              13,300
Changes in non-cash working capital items
    Other receivable                                3,667          --            (3,252)            --             (18,322)
    Prepaid expenses and deposits                   4,116         1,867           9,850          (11,724)          (32,601)
    Accounts payable and accrued                   76,387       (43,825)            160          (55,811)          451,387
        liabilities
                                             ------------    ----------     -----------      -----------     -------------
                                             $   (538,437)   $ (665,287)   $ (1,317,245)     $  (887,165)    $  (4,733,733)
                                             ------------    ----------     -----------      -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock and warrants
     for cash, less share issuance costs           --              --            52,500        1,662,100         4,726,143
  Deferred financing costs                         --              --              --             62,100             --
  Related party loan                               --              --              --               --             850,000
  Cash acquired in reverse acquisition             --              --              --               --              13,824
  Common stock redemption                          --              --              --               --            (120,000)
                                             ------------    ----------     -----------      -----------     -------------
                                                   --              --            52,500        1,724,200         5,469,967
                                             ------------    ----------     -----------      -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                (4,021)     (278,185)        (14,375)        (493,669)         (725,961)
                                             ------------    ----------     -----------      -----------     -------------
FOREIGN EXCHANGE EFFECT ON CASH                    64,372       324,895          67,936          (19,387)           20,875
                                             ------------    ----------     -----------      -----------     -------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                      (478,086)     (944,785)     (1,211,184)         323,978            31,148

CASH AND CASH EQUIVALENTS -- BEGINNING OF
PERIOD                                            509,234     1,856,019       1,242,332          587,256              --
                                             ------------    ----------     -----------      -----------     -------------
CASH AND CASH EQUIVALENTS -- END OF PERIOD
                                             $     31,148    $  911,234     $    31,148      $   911,234     $      31,148
                                             ============    ==========     ===========      ===========     =============

                               DBS HOLDINGS, INC.
                   (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                             (STATED IN US DOLLARS)


1.   ORGANIZATION

     M-I Vascular Innovations, Inc. (the Company or M-I) was incorporated in the State of Delaware on January 20, 1999. The Company is in the development stage and is involved in the design, development and manufacture of coronary stents which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries.

     Upon the formation of the Company, 10,467,000 common shares were issued to the founders for nominal consideration by resolution on March 16, 1999. The founders shares are subject to the Founders Agreement, dated March 16, 1999 which granted one of the founders an anti-dilution provision at 25%, as this founder was to contribute to technical personnel. The anti-dilution provision existed until the earlier of March 31, 2002, the date the Company raised $2,000,000 in cumulative equity financing, or the date upon which the common stock of the Company became publicly traded. The Founders Agreement terminates on the earlier of March 16, 2002 or one day prior to either of the filing of a prospectus or listing of the Company. On November 10, 2000, the Company commenced court proceedings against this same founder, seeking transfer or cancellation of his founders shares claiming breach of fiduciary duty, breach of the consulting agreement and breach of the Founders Agreement for his refusal to contribute founders shares to technical staff. This founder has counterclaimed, seeking damages for breach of contract, an order declaring that certain stent technology currently owned by the Company belongs to this founder.

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

     Concurrent with the execution of the Settlement Agreement, a shareholder of the Company and the former founder entered into an Option Agreement, whereby the shareholder holds an option to acquire the Company's shares owned by the former founder at a price of Cdn $1.00 per share. This option terminates on December 22, 2001, unless by December 10, 2001, the shareholder provides the former founder with notification of an extension to January 22, 2002. Provided the option is fully exercised within this time period and the terms of the Settlement Agreement are met, the legal action will be dismissed. As at November 13, 2001, this option had not been exercised.

                               DBS HOLDINGS, INC.
                   (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                             (STATED IN US DOLLARS)



1.   ORGANIZATION (Continued)

     The shareholder and the former founder have also entered into an Escrow Agreement, whereby any shares acquired by the shareholder pursuant to the option agreement will be held in escrow until the earlier of the date of the payment which causes the full option to have been exercised or December 22, 2001 (or as extended as noted above.) In addition, a Voting Agreement has been executed whereby voting power over the former founders shares has been transferred to this shareholder.

     The Company entered into a transaction by agreement on January 19, 1999 to acquire MIVI Technologies Inc. (MIVI) in consideration of a royalty for the single stent product, and derivatives, transferred with MIVI. The royalty is payable at 4% of all net sales generated by product derived from acquired technology and limited to $2,000,000 per year on each distinct product. Pursuant to the Settlement Agreement all right, title and interest in the stent, intellectual property and technology transferred with MIVI per the January 19, 1999 agreement has been fully and completely conveyed to M-I. If the option agreement referred to earlier is not fully exercised, the former founder will retain the right to seek payment of royalties contemplated by the January 19, 1999 agreement. Further it was agreed under the terms of the Settlement Agreement that the obligation of this same former founder, if any, not to compete against M-I or its affiliates is terminated, irrespective of whether the option is exercised or of the occurrence or non-occurrence of any other event, and this provision survives any termination of the Settlement Agreement.

     The Company determined, after animal testing, that the acquired technology was no longer competitive and such stent technology is no longer being developed by the Company. The Company has internally developed new laser cut stent technology which constitutes the Company's business.

a)   Collaborative Research Agreement

     On May 23, 2001, the Company entered into a Collaborative Research Agreement with the University of British Columbia to develop stent technology related to hydroxyapatite ceramics and coatings. This agreement had a term of four months to September 30, 2001 and the Company committed to provide funding for Cdn $20,459 which was accrued in these consolidated financial statements at May 31, 2001. It was agreed that all rights and title to the technology would belong to the University of British Columbia with the Company having an option to obtain a royalty bearing license as detailed in the agreement. The Company signed a five month extension (Phase
     2) to the agreement expiring February 28, 2002.

b)   Recapitalization

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

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)

1.   ORGANIZATION (Continued)

b)   Recapitalization  (Continued)

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

2.   GOING CONCERN

     Since inception, the Company has suffered recurring losses, totalling $10,399,001 as of November 30, 2001, and has a net working capital deficiency. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialisation of its stent technology. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialisations of its products, or that the Company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the Company will be able to obtain sufficient funds on terms acceptable to the Company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of consolidation

          The accompanying consolidated financial statements include the accounts of DBS, M-I and its wholly owned subsidiary, MIVI. The consolidated financial statements as at November 30, 2001 and for the period then ended present the consolidated financial information of M-I. All significant intercompany transactions and balances have been eliminated.

     b)   Basis of presentation

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial position as at November 30, 2001 and the results of operations for the six-month periods ended November 30, 2001 and 2000. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 2001.

     c)   Development stage

          The Company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.


4.   SUPPLEMENTAL CASH FLOW INFORMATION



                                                                                      NOVEMBER 30,        November 30,
                                                                                          2001                2000
                                                                                      ------------        ------------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for:
   Accounts payable in settlement of agreement                                             --                42,532
   Related party loan (note 6)                                                          850,000                 --
   Services (note 7)                                                                    165,000                 --
   Finder's fee (note 7)                                                                236,868              63,012
Issuance of stock options for finder's fee (note 7)                                        --               112,600
Common stock issuable pursuant to anti dilution provision (note 7)
                                                                                           --              $ 25,147

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



5.   BALANCE SHEET COMPONENTS

     Plant and Equipment

     Plant and equipment consist of the following:


                                                     NOVEMBER 30, 2001                   May 31, 2001
                                                        (UNAUDITED)                        (Audited)
                                        -------------------------------------------      ------------
                                                       ACCUMULATED         NET BOOK        Net Book
                                           COST        DEPRECIATION         VALUE           Value
                                        ---------      ------------       ---------      ------------

    Furniture and fixtures              $  38,271        $   8,233        $  30,038       $  30,643
    Computer equipment                     93,929           53,499           40,430          56,921
    Laboratory equipment                  502,849          121,599          381,255         447,009
    Leasehold improvements                 47,295           17,138           30,157          29,843
                                        ---------        ---------        ---------       ---------

                                        $ 682,344        $ 200,464        $ 481,880       $ 564,411
                                        =========        =========        =========       =========


6.   RELATED PARTY LOAN

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

     On the date the terms of conversion were contemplated by the Company, the fair market value of equity units was $1.50 per unit. Accordingly, the beneficial conversion feature existed at this date, being the difference in the number of units the loan was convertible into at the fair market value at that date at $1.50 per unit (566,667 units) and the number of units the loan was actually convertible into at $0.75 per unit (1,133,333 units). Interest expense of $850,000, being the number of excess units the loan was convertible into (566,667) units at their fair market value of $1.50 per unit, was recorded by the Company on the date the conversion feature was determined.

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

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



7.   COMMON STOCK (Continued)

     Authorized capital stock consists of 20,000,000 common shares and one share at a par value of $0.001 per share.

     One of the founding shareholders had anti-dilution protection preventing his ownership interest from falling below 25%. This anti-dilution provision was effective until the earlier of March 31, 2002, the date the Company raised $2,000,000 in cumulative equity financing, or the date upon which the common stock of the Company became publicly traded. This provision expired during the three-month period ended August 31, 2001, as the company achieved the equity financial threshold.

     The anti-dilution protection was provided to the founding shareholder to compensate him for services rendered to the Company. Accordingly, the Company has recorded the fair value of the common stock as an expense and as common stock issuable. Upon issuance of the shares, the par value of the shares issued will be re-allocated from additional paid-in capital to common stock.

     The following share amounts had been recorded as expenses and as common stock issuable in other capital accounts:

                                             Number of
                                              Shares          Amount
                                             ----------     ----------


        Year ended May 31, 1999                83,047       $   45,676
        May 31, 2000                          306,833          210,487
        May 31, 2001                           35,519           25,147
                                             --------       ----------

                                              425,399       $  281,310
                                             ========       ==========

     As this stock was issuable in shares of M-I, the amount has been allocated to minority interest at the date of the recapitalization (Note 1).

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)


7.   COMMON STOCK (Continued)

     As part of a legal settlement agreement with the founding shareholder (Note
     1), these shares were issued during the three-month period ended August 31, 2001.


     a)   Private placements

          On June 30, 2000, the Company issued 352,800 units at a price of $1.00 per unit for net proceeds of $320,000. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $249,782 ($0.71 per share) was allocated to the common shares, and $103,018 ($0.29 per warrant was allocated to the warrants. The share issuance costs for this issuance were $42,012. Of this amount, $32,100 was paid in cash and $9,912 was paid by the issuance of 14,000 common shares. These costs have been netted against the proceeds allocated to the common stock. The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one common share of the Company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

          On August 16, 2000, the Company issued 1,768,000 units at a price of $1.00 per unit for net proceeds of $1,341,400. Each unit consists of one common share and one share purchase warrant. Of these units, 269,800 were issued pursuant to subscriptions received March 20, 2000. Accordingly, the common shares and warrants have been recorded based on their relative fair values on that date. The proceeds received for this subscription were $269,800. Of this amount, $185,083 ($0.69 per share) has been allocated to the common shares, and $84,717 ($0.31 per warrant has been allocated to the warrants. The share issuance costs for this transaction were $20,000, paid in cash, and have been netted against the proceeds allocated to the common stock. The remaining 1,498,200 units have been recorded based on their relative fair values on the date of the issuance. The proceeds received for this private placement were $1,498,200. Of this amount, $1,060,726 ($0.71 per share) was allocated to the common shares, $437,474 ($0.29 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $322,500. Of this amount $156,800 was paid in cash, $53,100 by the future issuance of 75,000 shares, and $112,600 by the issuance of 200,000 common stock options. The cash share issuance costs have been netted against the proceeds allocated to the common stock. The costs related to the common shares and the options have been recorded as compensation expense in the consolidated statement of operations, as they were granted to a director of the Company (Note 9(a)). The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one share of common stock of the Company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

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

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



7.   COMMON STOCK (Continued)

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

     b)   Issuance of founders shares for services

     During 1999, the Company agreed to issue 420,000 common shares to certain founding shareholders for the performance of certain services and achievement of certain milestones. Although, the services were not performed, the Company issued the common shares of common stock in 2000 and accordingly, recorded compensation expense of $288,120, representing the fair value of the common stock issued.

     c)   Stock issuable -- minority interest

     On the date of the recapitalization (Note 1), M-I had stock issuable pursuant to anti-dilution provisions for payment of stock issuance costs, and pursuant to a subscription received. As this stock was issuable in shares of M-I, it represents minority interest. This stock issuable was issued on August 14, 2001, and the value attributed thereto was reallocated from common stock issuable to minority interest.


                                                                             Number of
                                                                              Shares           Amount
                                                                            ----------       ---------
     Stock issuable with respect to:
         Former stockholder pursuant to anti-dilution                         425,399        $ 281,310
         Payment of stock issuance costs relating to private placement of
          units on August 16, 2000                                             75,000           53,100
         Subscription received on February 9, 2001                             85,667           57,825
                                                                             --------        ---------

                                                                              586,066        $ 392,235
                                                                             ========        =========

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)


7.   COMMON STOCK (Continued)

c)   Stock issuable -- minority interest (Continued)

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

d)   Issue of shares for services

     On June 12, 2001, the Company entered into a financial consulting services agreement with several consultants whereby these consultants were issued 75,000 common shares, with a fair value of $165,000, to provide advice on matters including strategic alliances, business development and general business consulting. These shares were issued upon execution of the agreement and recorded as a charge to general and administrative expense in the consolidated statement of operations.

     On July 17, 2001, the Company issued 113,334 common shares for finder's fees related to the related party loan (Note 6). These shares had a fair value on that date of $236,868. Accordingly, these shares were recorded as a charge to general and administrative expense in the consolidated statement of operations.

e)   Subscriptions received

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

f)   Redemption

     On August 24, 2001 the Company completed the redemption of 5,550,000 common shares at $0.04 per common share in accordance with the share exchange and finance agreement. These shares are being held in treasury by the Company.

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



7.   COMMON STOCK (Continued)

     g)   Warrants

          The following table summarizes information about the warrants issued by the Company:

                                                         Number of
                                                        underlying
                                                          shares
                                                        ----------
          Balance -- May 31, 2001                        2,560,000
          Issued -- private placements                   1,881,666
                                                        ----------

          Balance -- August 31, 2001                     4,441,666
          Expired                                         (713,333)
                                                        ----------
          Balance -- November 30, 2001                   3,728,333
                                                        ==========



          Of the warrants outstanding at May 31, 2001, 2,341,800 had an exercise price of $1.50 and expire on April 30, 2002. The remaining 600,000 warrants had an exercise price of $1.50 until March 20, 2001 with a reload option at $2.00 until March 20, 2002. During the year, the board of directors approved an extension to the first expiry date from March 20, 2001 to September 20, 2001, thereby extending the reload option to September 20, 2002. The reload option allows a further 600,000 warrants to be issued if, and only if, the initial 600,000 warrants are exercised. No value was ascribed to the reload feature described above.

          On August 14, 2001, the Company changed the term on all of the previously outstanding warrants that were exchanged for warrants of DBS such that the exercise price for all warrants was $1.25 until April 30, 2002, and thereafter was $1.50, until the expiry date of April 30, 2003. The fair value of the 2,560,000 warrants of which terms are changed on this date, as determined by the Black Scholes option pricing model, is $1,448,960. As this change in status relates to potential shareholders, it has been treated as a distribution. Because the Company has a deficit, the amount has been booked as a charge to additional paid-in capital. This amount has been included in the Company's loss per share for the six-month period ended November 30, 2001.

     h)   Stock options

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

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)


7.   COMMON STOCK (Continued)

     h)   Stock Options (Continued)

          The Company had the following stock option activity:


                                                                                 Weighted
                                                             Number of            average
                                                              options         exercise price
                                                            -----------       --------------

           Balance outstanding -- May 31, 2001                1,687,500           $ 0.84
               Options granted                                2,760,000             0.96
               Options cancelled                             (1,687,500)            0.84
                                                            -----------           ------


           Balance outstanding -- August 31, 2001             2,760,000           $ 0.96
                                                            -----------           ------
               Options granted                                1,150,000             0.65

           Balance outstanding -- November 30, 2001           3,910,000           $ 0.87
                                                            ===========           ======

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

          The Company granted 1,150,000 stock options during the quarter ended November 30, 2001 at exercise prices ranging from $0.55 to $1.50 with expiry dates up to six years.

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



8.   COMMITMENTS

     The Company incurred rental costs of $41,919 for the six months period ended November 30, 2001 (2000 - $24,600) and is committed to the following annual rent on its premises:

                    2002                  $  97,681
                    2003                     98,378
                    2004                     99,354
                    2005                    100,051
                    2006                     41,688
                                          ---------

                                          $ 437,152
                                          =========




9.   RELATED PARTY TRANSACTIONS

     The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

     a) The Company paid financing commissions of $Nil (2000 - $150,000) to a Company whose officer was a director of the Company. The Company also issued 200,000 stock options and had 75,000 common shares issuable at August 31, 2000 to this same director in respect of the August 16, 2000 private placement. The 200,000 options were expensed at their fair value, as determined by the Black Scholes option pricing model, in the amount of $112,600. The 75,000 shares were expensed at their fair value on the date of issuance $53,100.

     b) The Company paid $4,610 (2000 - $4,736) in rent to a Company with common officers of the Company. At November 30, 2001, $Nil (May 31, 2001 - $1,425) was due to this Company.

     c) The Company paid $48,869 (2000 - $3,645) in legal fees to a firm which employs a director of the Company. At November 30, 2001, $93,914 (May 31, 2001 - $81,303) was due to this Company.

     d) The Company paid $112,469 (2000 - $59,836) in management and directors fees to companies with common directors and officers of the Company.

                               DBS HOLDINGS, INC.
                    (FORMERLY M-I VASCULAR INNOVATIONS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)



10.  SEGMENTED INFORMATION

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. The Company operates within a single operating segment, being the research and development of alternative stent technologies, and operates in one geographic area, being Canada. In addition, all of the Company's assets are located in Canada.

ITEM 2   PLAN OF OPERATION

         The Company is a development-stage company involved in the design, development and manufacture of coronary stents, which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies.

Cash Position

         At November 30, 2001 the company had cash and cash equivalents of $31,148 compared to $1,242,332 at May 31, 2001. The decrease in the Company's cash position is due primarily to the raise in funds spent to support the general management of the Company and the execution of the Share Exchange and Finance Agreement. Working capital decreased from a deficiency of $74,602 at May 31, 2001 to $442,544 as at November 30, 2001 as a result of the loss for the six months ended November 30, 2001.

         Since inception, the company has financed its operations from private sales of equity, the exercise of warrants and stock options, and interest income on funds held for future investments.

         The company intends to raise additional funds through additional equity financings. There can be no guarantee that such funds will be available to the Company.

         To finance its Research and Development activities as outlined in its Plan of Operation, the Company must continue to solicit subscriptions for its common stock, until it has reached its funding target of $3,000,000 in aggregate funding.

         The Company's current goals are to obtain Conformite Europeenne Mark ("CE Mark") approval for the MIVI Stent, to develop coatings for its stent and to acquire therapeutic technology to be applied to medical devices.

The Company signed a five months extension (Phase 2) to the Collaborative Research agreement between MIVI Technologies Inc. and the University of British Columbia relating to the sol-gel hydroxyapatite ceramics and hydroxyapatite coatings. The new period seems from October 1, 2001 through February 28, 2002 the cost of this extension was $25,000 CDN upon execution of the agreement and $3,200 CDN upon receipt of the final report. The particular objectives of Phase 2 are:

    o determine the optimum surface preparation of the stent to accept Hap coating and to retain the coating during the expansion/bending deformation accompanying placement of the stent;

    o to optimize the dip coating processing for minimum damage during expansion of the stent, best surface finish and uniform thickness ;

    o    explore alternate methods of coating deposition, such as evaporation.

The Company signed an Agreement on November 13, 2001 with Snowdow and Associates Management Consultants Ltd. to prepare a business plan that reflects the Company's strategic focus on drug delivery and therapeutic technologies for vascular disorders. The cost of the business plan was set at $20,000 (CDN) plus 100,000 options exercisable for five years at $1.00 per share. The Business Plan is scheduled for completion no later than January 31, 2002.

The Company is currently seeking written consent of certain shareholders to amend the Company's Articles of Incorporation to:

    1)   Change the name of the Company to MIVI Therapeutics Inc.

    2) Increase the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue from 20,000,000 shares to 80,000,000 shares.

    3) Authorize up to 20,000,000 shares of preferred stock with class and series designations, par values, voting rights, and relative rights, preferences, and other terms to be established by the Board from time to time.

Change of Auditors:

The Company has replaced Pricewaterhouse Coopers as auditors with Morgan & Company.


Current R&D efforts

         The Company began in vitro testing of the MIVI laser-cut stent and of the MIVI Stent in April 2001. The majority of the tests were completed successfully in June 2001. However, a number of test results did not meet MIVI's specifications, and the Company is proceeding to refine certain processes in order to ensure that the specifications will be met during the next round of tests. The in vitro testing of the MIVI laser-cut stent and of the MIVI Stent includes, but is not limited to:

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

         MIVI will retain the services of independent consultants to ensure independent confirmation and verification of the in vitro testing. MIVI plans to have completed in vitro tests by the third quarter of calendar year 2002.

         Verification and Validation - Completion targeted for third calendar quarter of 2002

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

         CE Mark Certification - Completion targeted for third calendar quarter of 2002

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

         In order to obtain CE Mark certification, the Company must establish and maintain an approved quality system and meet applicable requirements specific to the manufacturing and marketing of medical devices. Once this system has been audited and approved by an independent third party (the Notified Body), the Company may then label the medical device "CE Mark" and distribute the Stent Delivery Systems in the EU Countries and other non-European countries recognizing the CE mark. A Notified Body is an organization that has been accredited by the European Community to issue CE Mark Certification to manufacturers. The Company is in the process of identifying and selecting a reputable firm with experience in certifying manufacturers of implantable cardiovascular devices.

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

              The Company is committed to pursuing business excellence through a systematic plan at every stage of the business. Management has a complete commitment to quality and leading by example. All staff are encouraged to share responsibility and are empowered to contribute to quality control and improvement. The Company has established a Quality Manual that is a statement of management's philosophy regarding the quality system. The Quality Manual and company-wide documentation system being completed is part of the Company's EN ISO 13485 compliance.

         3. Submit CE Mark Application to the Notified Body (completion targeted for third calendar quarter of 2002)

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


         Human Clinical Trials - Completion targeted for fourth calendar quarter 2002

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

                          PART II -- OTHER INFORMATION

ITEM I -- LEGAL PROCEEDINGS

As refined to in Note 1 Financial Statements, the Company is a party to a settlement agreement with among others John Mah which expires January 22, 2002. On expiration of the settlement agreement John Mah and other parties thereto are under no obligation, to dismiss the legal action subject thereto, and are not precluded from pursuing those lawsuits.

DBS HOLDINGS, INC.
MANAGEMENT DISCUSSION AND ANALYSIS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001

The financial results for the six months ended November 30, 2001 reflect the continued research and development efforts for the MIVI stent delivery system to satisfy CE marking requirements, the execution of the Share Exchange and Finance Agreement that closed effective May 15, 2001, and new initiatives to identify opportunities that would enhance the company's presence and profile on the medical device market and in the biotechnology and therapeutics fields.

OPERATIONS

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the six months ended November 30, 2001, the Company posted a loss of $4.70 million, compared to a loss of $1.10 million for the six months ended November 30, 2000. These results include charges of $3.30 million to the Consolidated Statement of Operations, representing the fair value of Stock Based Compensation granted for the six months period ended November 30, 2001. Another $236,868 was charged to the Consolidated Statement of Operations based on the issuance of 113,334 shares for finders' fees. The rise in expenses is mainly attributable to a dramatic increase in legal and audit fees related to the execution of the Share Exchange and Finance Agreement, as well as a wider deployment of R&D efforts in the manufacturing of stents and stents systems for the completion of biocompatibility tests, as well as the undertaking of a quality system.

Working capital decreased from a deficit of $74,602 (May 31, 2001) to $442,544 (November 30, 2001), as a result of the loss for the six months ended November 30, 2001.

General & Administrative

General and administrative expenses increased to $4.24 million during the six months ended November 30, 2001, compared to $626,414 for the six months ended November 30, 2000. The increase in 2001 is mainly due to a charge of $3,307,446,which represents the fair market value of the stock-based compensation granted for the period. The stock-based compensation is presented pursuant to the requirements of FSB 123, and does not represent cash compensation to the grantees at the time of the grant. An increase in both corporate and financing activities also resulted in higher legal, audit and consulting fees being incurred.

Research & Development

Research and developmental costs decreased 10% during the six months ended November 30, 2001 to $395,977 compared to $438,348 for the six months ended November 30, 2000. The decrease in 2001 resulted primarily from the reduction of research and development activities on the company stent technology.

Depreciation

Depreciation expenses increased by $29,175 during the six months ended November 30, 2001 to $73,916 compared to $44,741 for the six months ended November 30, 2000. The change in 2001 was mainly due to the added depreciation expense associated with the addition of laboratory equipment for the R&D subsidiary.

Prepaid Expenses & Deposits

Prepaid expenses and deposits decreased 24% in the quarter ended November 30, 2001 to $31,935 compared to $41,785 at May 31, 2001. The decrease in the period results primarily from the depletion of retainers from various lawyers for services rendered.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBS HOLDINGS INC.
                                             -----------------
                                             (Registrant)


Date: January 22, 2002                       /s/ Alan P. Lindsay
      ----------------                       -------------------
                                             Alan P. Lindsay
                                             President and Director


                                             /s/ Patrick McGowan
                                             -------------------
                                             Patrick McGowan
                                             Chief Financial Officer and
                                             Principal Accounting Officer