Form 10QSB/A
period 2001-11-30
DBS HOLDINGS INC
filed 2002-01-24
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A


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


ITEM 1 FINANCIAL STATEMENTS


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

ITEM 2   PLAN OF OPERATION

         Through its wholly owned subsidiary, MI Vascular Innovations, Inc., and its indirect operating subsidiary MIVI Technologies Inc. (collectively, "MIVI"), the Company is a development-stage company involved in the design, development and manufacture of coronary stents, which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies.

Cash Position

         At November 30, 2001 the company had cash and cash equivalents of $31,148 compared to $1,242,332 at May 31, 2001. The decrease in the Company's cash position is due primarily to the raise in funds spent to support the general management of the Company and the execution of the Share Exchange and Finance Agreement. Working capital decreased from a deficiency of $74,602 at May 31, 2001 to a deficiency of $442,544 as at November 30, 2001 as a result of the loss for the six months ended November 30, 2001.

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

         Due to the Company's current cash position, working capital deficit, and lack of financing, there is substantial doubt about its ability to continue as a going concern. See note 2 to the Financial Statements.

Research And Development Activities

         The Company's current goals are to obtain Conformite Europeenne Mark ("CE Mark") approval for the MIVI Stent, to develop coatings for its stent and to acquire therapeutic technology to be applied to medical devices.

         The Company has signed a five month extension to the Collaborative Research agreement between MIVI Technologies Inc. and the University of British Columbia relating to the sol-gel hydroxyapatite ceramics and hydroxyapatite coatings. The new period is from October 1, 2001 through February 28, 2002. We paid $25,000 CDN upon execution of the agreement, and will pay an additional $3,200 CDN upon receipt of the final report. The particular objectives of the extension are:

    o to determine the optimum surface preparation of the stent to accept Hap coating and to retain the coating during the deformation that accompanies placement of the stent;

    o to optimize the dip coating process to minimize damage during expansion of the stent and to achieve best surface finish and uniform thickness;

    o to explore alternate methods of coating deposition, such as evaporation.

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

         (i) Stent free-area percentage and dimensional changes (completed June 2001)

         (ii)   Stent expansion (completed June 2001)

         (iii)  Radial (hoop) (completed June 2001)

         (iv) Fatigue testing - 1 year simulated (completed October 2000), 10 year simulation (pending)

    4. Stent Delivery System Performance - testing of stent diameter vs. balloon pressure, inflatability and deflatability, and catheter integrity (pending).

         MIVI will retain the services of independent consultants to ensure independent confirmation and verification of the in vitro testing. MIVI plans to have completed in vitro tests by the third quarter of calendar year 2002.

         Verification and Validation - Completion targeted for third calendar quarter of 2002

         In order to move from manufacturing for R&D purposes to manufacturing for human clinical trial purposes or commercialization, a process known as "verification and validation" must be undertaken. Verification and validation ensures that we manufacture a consistent product that meets specifications. First, this requires that all critical components of the stent delivery system are identified and tested upon receipt (if required). Second, all manufacturing processes are fully documented and evaluated to ensure consistency and robustness. For certain processes, such as electropolishing, annealing and sterilization, third party testing is required as part of validation. All tests and evaluations carried out are reviewed by MIVI's management to ensure conformance to specifications and international standards where appropriate. Verification and validation must be completed prior to the formal hand-over of all technical requirements and work instructions from engineering to manufacturing for human clinical trials or commercialization purposes.

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


         BUSINESS ACTIVITIES

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

General & Administrative

General and administrative expenses increased to $4.24 million during the six months ended November 30, 2001, compared to $626,414 for the six months ended November 30, 2000. The increase in 2001 is mainly due to a charge of $3,307,446, which represents the fair market value of the stock-based compensation granted for the period. The stock-based compensation is presented pursuant to the requirements of FSB 123, and does not represent cash compensation to the grantees at the time of the grant. An increase in both corporate and financing activities also resulted in higher legal, audit and consulting fees being incurred.

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


                          PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         As referred to in Note 1 to the Financial Statements, the Company is a party to a settlement agreement with, among others, John Ma, which expires January 22, 2002. On expiration of the settlement agreement John Ma and the other parties thereto are under no obligation to dismiss the legal actions subject thereto, and are not precluded from pursuing those lawsuits.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number        Description
--------------        -----------
    2.1 (1)           Stock Exchange and Finance Agreement between the Company,
                      M-I Vascular Innovations, Inc. and M-I Vascular
                      Innovations, Inc.'s Shareholders effectively closed on May
                      15, 2001, effecting a change in control of the Registrant.

    3.1 (2)           Articles of Incorporation

    3.2 (2)           Bylaws

    5.1 (3)           Settlement Agreement

   10.1 (2)           Asset purchase agreement between Investor Service and DBS
                      Holdings Inc.

   10.2 (2) Amendment to the Asset purchase agreement between Investor Service and DBS Holdings Inc.

   10.3 (4)           Redemption Agreement between various Shareholders of the
                      Company and the Company.

   10.4 (5)           Collaborative Research Agreement between MIVI Technologies
                      Inc. and the University of British Columbia.

   10.5 (5)           Consulting Agreement with Patrick McGowan

   10.6 (5)           Consulting Agreement with Dr. Wilfred Jeffries

   10.7               Extension of Collaborative Research Agreement between MIVI
                      Technologies and the University of British Columbia.

   10.8               Agreement with Snowden and Associates Management
                      Consultants.

--------------------

(1) Incorporated by reference to the Company's Notice of Change in Majority of Directors on Schedule 14c (#00-30453), filed on May 25, 2001.

(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB (#00-30453), filed on April 25, 2000.

(3) Incorporated by reference from the Company's report on Form 8-K (#00-30453), filed on October 15, 2001.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB (#00-30453), filed on June 13, 2001.

(5) Incorporated by reference to the Company's Transition Report on Form 10-KSB (#00-30453), filed on December 3, 2001.


(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on October 15, 2001 disclosing the Settlement Agreement between, among others, MIVI and John Ma.

     The Company filed a report on Form 8-K on November 13, 2001 reporting its replacement of Smythe Ratcliffe as independent auditors with Pricewaterhousecoopers.


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