Form 10QSB
period 2002-02-28
DBS HOLDINGS INC
filed 2002-04-22
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the Quarterly period ended February 28, 2002
                                                         -----------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                          For the transition period from _________ to __________


                         Commission File Number 0-30453
                                                -------

                             MIV THERAPEUTICS INC.
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


                               DBS HOLDINGS, INC.
              ----------------------------------------------------
                                 (Former name)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,665,500 shares of common stock with a par value of $0.001 per share as of February 28, 2002

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS

                             MIV THERAPEUTICS INC.
                         (FORMERLY DBS HOLDINGS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)


                       CONSOLIDATED FINANCIAL STATEMENTS


                           FEBRUARY 28, 2002 AND 2001
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                             MIV THERAPEUTICS INC.
                         (FORMERLY DBS HOLDINGS, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------------
                                                                               FEBRUARY 28          MAY 31
                                                                                   2002              2001
-----------------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)         (Audited)
ASSETS
CURRENT
     Cash and cash equivalents                                               $          -      $       332,332
     Cash held in trust                                                                 -              910,000
     Prepaid expenses and deposits                                                     25,698           41,785
     Other receivable                                                                  16,944           14,920
                                                                             -----------------------------------
                                                                                       42,642        1,299,037
PLANT AND EQUIPMENT                                                                   444,743          564,411
                                                                             -----------------------------------

                                                                             $        487,385  $     1,863,448
================================================================================================================

LIABILITIES
CURRENT
     Bank indebtedness                                                       $          7,926  $         -
     Accounts payable and accrued liabilities                                         751,853          523,639
     Related party loan (Note 5)                                                        -              850,000
                                                                             -----------------------------------
                                                                                      759,779        1,373,639
                                                                             -----------------------------------

MINORITY INTEREST                                                                     805,611          560,611
                                                                             -----------------------------------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 6)
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares
     Issued and outstanding:
         16,665,500 common shares at February 28, 2002 and
         14,595,500 common shares at May 31, 2001                                      16,665           14,596

OTHER CAPITAL ACCOUNTS                                                              8,053,891        4,092,723
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (9,269,738)      (4,207,417)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                121,177           29,296
                                                                             -----------------------------------
                                                                                   (1,078,005)         (70,802)
                                                                             -----------------------------------

                                                                             $        487,385  $     1,863,448
================================================================================================================


Approved by the Directors:



/s/ Alan Lindsay                           /s/ Jim Elliott
-----------------------------              ------------------------------------
Alan Lindsay                               Jim Elliott
Director                                   Director

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERIOD FROM
                                                                                                              INCORPORATION
                                                                                                                JANUARY 20
                                        THREE MONTHS ENDED                      NINE MONTHS ENDED                 1999 TO
                                            FEBRUARY 28                            FEBRUARY 28                  FEBRUARY 28
                                     2002               2001               2002               2001                 2002
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     General and
       administrative          $        333,959   $         615,201    $       4,496,817  $        1,241,615   $        7,403,603
     Research and development            60,486             301,236              456,463             739,584            2,308,384
     Depreciation                        37,137              30,205              111,053              74,946              241,314
     Interest expense                       583               -                    1,626               -                  851,626
                               ---------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                    432,165             946,642            5,065,959           2,056,145           10,804,927

INTEREST INCOME                           -                 (13,309)              (3,638)            (25,062)             (48,970)
                               ---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD            $        432,165   $         933,333    $       5,062,321  $        2,031,083   $       10,755,957
==================================================================================================================================


BASIC AND FULLY DILUTED
  LOSS PER SHARE               $          (0.03)  $           (0.06)   $           (0.31) $           (0.13)
=============================================================================================================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          16,665,500          15,761,790           16,286,642          15,216,002
=============================================================================================================

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERIOD FROM
                                                                                                                   INCORPORATION
                                                                                                                     JANUARY 20
                                                THREE MONTHS ENDED                   NINE MONTHS ENDED                1999 TO
                                                    FEBRUARY 28                         FEBRUARY 28                 FEBRUARY 28
                                               2002            2001               2002              2001                2002
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                   $   (432,165)    $  (933,333)    $    (5,062,321)   $    (2,031,083)   $    (10,755,958)
     Adjustments to reconcile loss to
       net cash used in operating
       activities
         Stock based compensation                73,500         (22,349)          3,305,737            211,030           4,195,619
         Interest expense on related
           party loan                              -                -                 -                   -                850,000
         Depreciation                            37,137          30,205             111,053             74,946             241,314
         Leasehold improvements written
           down                                    -             13,300               -                 13,300              13,300
     Changes in non-cash working capital
       items:
         Other receivable                         1,228         (55,274)             (2,024)           (55,274)            (17,094)
         Prepaid expenses and deposits            6,237         (26,467)             16,087            (38,191)            (26,364)
         Accounts payable and accrued
           liabilities                          228,054         147,213             228,214             91,402             679,441
                                           ---------------------------------------------------------------------------------------
                                                (86,009)       (846,705)         (1,403,254)        (1,733,870)         (4,819,742)
                                           ---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and
       warrants for cash, less share
       issuance costs                              -             57,825              52,500          1,719,925           4,726,143
     Deferred financing costs                      -                -                  -                62,100               -
     Related party loan                            -            850,000                -               850,000             850,000
     Cash acquired in reverse acquisition          -                -                  -                  -                 13,824
     Common stock redemption                       -                -                  -                  -               (120,000)
                                           ---------------------------------------------------------------------------------------
                                                   -            907,825              52,500          2,632,025           5,469,967
                                           ---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITY
     Purchases of plant and equipment              -            (44,337)            (14,375)          (538,006)           (725,961)
                                           ---------------------------------------------------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                  46,935          42,736             114,871             23,348              67,810
                                           ---------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                   (39,074)         59,519          (1,250,258)           383,497              (7,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                         31,148         911,234           1,242,332            587,256               -
                                           ---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                            $     (7,926)    $   970,753     $        (7,926)   $       970,753    $         (7,926)
==================================================================================================================================

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                            COMMON STOCK                               OTHER CAPITAL ACCOUNTS
                                     ----------------------------------------------------------------------------------------------
                                        Number                                     Additional                          Common
                                          Of           Par                          Paid-In          Deferred           Stock
                                        Shares        Value        Warrant          Capital        Compensation       Issuable
                                     ------------- ------------ --------------- ---------------------------------- ----------------

Balance, May 31, 2001                  14,595,500  $    14,596  $      769,227  $     2,264,133  $     (10,637)    $    1,070,000

Issuance of common stock and
  warrants on July 27, 2001 for
  subscription received May 15,
  2001 at $1.50 per unit
  (Note 6)                                713,333          713          54,177        1,015,110           -            (1,070,000)
Issuance of common stock and
  warrants for cash at $1.50 per
  unit on August 24, 2001
  (Note 6)                                 35,000           35             691           51,774           -                 -
Issuance of common stock and
  warrants pursuant to settlement
  of related party loan at $1.50
  per unit on July 17, 2001
                                        1,133,333        1,133         326,268          522,599           -                 -
Issuance of common stock for
  services rendered (finders'
  fees) (Note 6)                          113,334          113          -               236,755           -                 -
Issuance of common stock for
  services rendered June 12, 2001
  (Note 6)                                 75,000           75          -               164,925           -                 -
Stock option grants (Note 6)               -              -             -             2,325,000       (294,000)             -
Modification of warrants                   -              -             -             1,448,960           -                 -
  (Note 6)                                 -              -             -            (1,448,960)          -                 -
Comprehensive loss for the period
                                           -              -             -                 -               -                 -
Other comprehensive income -
  foreign currency translation
  adjustment                               -              -             -                 -               -                 -
                                     ----------------------------------------------------------------------------------------------

Balance, August 31, 2001               16,665,500       16,665       1,150,363        6,580,296       (304,637)             -


                                         Accumulated         Deficit
                                           Other          Accumulated
                                       Comprehensive      During The          Total
                                          Income          Development     Stockholders'
                                          (Loss)             Stage            Equity
                                     ------------------ ---------------- -----------------

Balance, May 31, 2001                $     29,296       $   (4,207,417)  $       (70,802)

Issuance of common stock and
  warrants on July 27, 2001 for
  subscription received May 15,
  2001 at $1.50 per unit
  (Note 6)                                   -                   -                 -
Issuance of common stock and
  warrants for cash at $1.50 per
  unit on August 24, 2001
  (Note 6)                                   -                   -                52,500
Issuance of common stock and
  warrants pursuant to settlement
  of related party loan at $1.50
  per unit on July 17, 2001
                                             -                   -               850,000
Issuance of common stock for
  services rendered (finders'
  fees) (Note 6)                             -                   -               236,868
Issuance of common stock for
  services rendered June 12, 2001
  (Note 6)                                   -                   -               165,000
Stock option grants (Note 6)                 -                   -             2,031,000
Modification of warrants                     -                   -             1,448,960
  (Note 6)                                   -                   -            (1,448,960)
Comprehensive loss for the period
                                             -              (3,416,873)       (3,416,873)
Other comprehensive income -
  foreign currency translation
  adjustment                               (7,001)               -                (7,001)
                                     -----------------------------------------------------

Balance, August 31, 2001                   22,295           (7,624,290)         (159,308)

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                                            COMMON STOCK                               OTHER CAPITAL ACCOUNTS
                                     ------------------------------------------------------------ ----------------------------------
                                        Number                                     Additional                           Common
                                          Of           Par                          Paid-In           Deferred           Stock
                                        Shares        Value        Warrant          Capital         Compensation       Issuable
                                     ------------- ------------ --------------- ----------------- ----------------- ----------------

Balance, August 31, 2001               16,665,500  $    16,665  $    1,150,363  $     6,580,296   $    (304,637)    $        -

Stock option grants                        -              -             -               470,232            -                 -
Amortization of stock based
  compensation                             -              -             -                 -              84,137              -
Comprehensive loss for the period
                                           -              -             -                 -                -                 -
Other comprehensive income (loss)
  - foreign currency translation
  adjustment                               -              -             -                 -                -                 -
                                     -----------------------------------------------------------------------------------------------

Balance, November 30, 2001             16,665,500       16,665       1,150,363        7,050,528        (220,500)             -

Amortization of stock based
  compensation                             -              -             -                 -              73,500              -
Comprehensive loss for the period
                                           -              -             -                 -                -                 -
Other comprehensive income (loss)
  - foreign currency translation
  adjustment                               -              -             -                 -                -                 -
                                     -----------------------------------------------------------------------------------------------

Balance, February 28, 2002             16,665,500  $    16,665  $    1,150,363  $     7,050,528   $    (147,000)    $        -
                                     ===============================================================================================


                                        Accumulated         Deficit
                                           Other          Accumulated
                                       Comprehensive      During The          Total
                                          Income          Development     Stockholders'
                                          (Loss)             Stage            Equity
                                     ------------------ ---------------- -----------------

Balance, August 31, 2001             $     22,295       $   (7,624,290)  $      (159,308)

Stock option grants                          -                   -               470,232
Amortization of stock based
  compensation                               -                   -                84,137
Comprehensive loss for the period
                                             -              (1,213,283)       (1,213,283)
Other comprehensive income (loss)
  - foreign currency translation
  adjustment                               51,947                -                51,947
                                     -----------------------------------------------------

Balance, November 30, 2001                 74,242           (8,837,573)         (766,275)

Amortization of stock based
  compensation                               -                   -                73,500
Comprehensive loss for the period
                                             -                (432,165)         (432,165)
Other comprehensive income (loss)
  - foreign currency translation
  adjustment                               46,935                -                46,935
                                     -----------------------------------------------------

Balance, February 28, 2002           $    121,177       $   (9,269,738)  $    (1,078,005)
                                     =====================================================

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   ORGANIZATION

     During the quarter ended February 28, 2002, the parent company changed its name from DBS Holdings, Inc. to MIV Therapeutics Inc.

     M-I Vascular Innovations, Inc. (the Company or M-I) was incorporated in the State of Delaware on January 20, 1999. The Company is in the development stage and is involved in the design, development and manufacture of coronary stents which are used to treat cardiovascular disorders caused by narrowing or blockage of coronary arteries.

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

     On September 14, 2001, M-I and MIV Therapeutics, Inc. (MIV) executed a settlement agreement with this same founder to settle legal action. Under the settlement agreement, M-I and MIV agreed to take all necessary steps to effect the conversion or exchange of all the M-I shares owned by this founder, including those additional shares issuable under the anti-dilution provision (Note 6), to MIV shares on a one-for-one basis as soon as practicable. All parties will suspend the legal action and all other legal proceedings until the earlier of December 22, 2001 and the termination of the escrow agreement. The parties agree that until December 22, 2001, but in any event no later than January 22, 2002, none of the parties will do anything to affect the restrictions on the sale of the M-I shares or the MIV shares to be issued in exchange for the M-I shares, unless done for the benefit of all parties. The founder will request that the complaint lodged with the B.C. Securities Commission regarding the share exchange of the MIV shares for the M-I shares be withdrawn and that no further action will be taken until the earlier of December 22, 2001 and the termination of the escrow agreement.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.   ORGANIZATION (Continued)

     Concurrent with the execution of the Settlement Agreement, a shareholder of the Company and the former founder entered into an Option Agreement, whereby the shareholder holds an option to acquire the Company's shares owned by the former founder at a price of Cdn $1.00 per share. This option terminates on December 22, 2001, unless by December 10, 2001, the shareholder provides the former founder with notification of an extension to January 22, 2002. Provided the option is fully exercised within this time period and the terms of the Settlement Agreement are met, the legal action will be dismissed. As at April 15, 2002, this option had not been exercised.

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

     The Company is using its best efforts to comply with the United States and Canadian regulatory authorities to complete the required steps.

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

     The Company determined, after animal testing, that the acquired technology was no longer competitive and such stent technology is no longer being developed by the Company. The Company intends to develop and manufacture a laser cut coronary stent designed and engineered as a potential platform for stent-based drug delivery systems.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.   ORGANIZATION (Continued)

     a)   Collaborative Research Agreement

          On May 23, 2001, the Company entered into a Collaborative Research Agreement with the University of British Columbia to develop stent technology related to hydroxyapatite ceramics and coatings. This agreement had a term of four months to September 30, 2001 and the Company committed to provide funding for Cdn $20,459 which was accrued in these consolidated financial statements at May 31, 2001. It was agreed that all rights and title to the technology would belong to the University of British Columbia with the Company having an option to obtain a royalty bearing license as detailed in the agreement. The Company signed a five month extension (Phase 2) to the agreement expiring February 28, 2002. The Company continues to negotiate its arrangements with U.B.C. having signed certain term sheets as a basis for definitive agreement with respect to the cost of the technology and revenue sharing arrangements.

     b)   Recapitalization

          On April 25, 2001, M-I executed a Share Exchange and Finance Agreement (Agreement) with MIV, which is a development stage company incorporated in Nevada. The main business of MIV prior to April 25, 2001 was its InvestorService.com website. This business ceased operations as of April 25, 2001, and at the time of the Agreement, MIV was a non-operating Company.

          In connection with the Agreement, MIV acquired 9,010,000 issued and outstanding common shares of M-I. As consideration for the M-I common shares, MIV issued 9,010,000 common shares. This transaction closed on May 15, 2001, and as a result, the former shareholders of M-I obtained a majority interest in MIV. As MIV was a non-operating public Company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of MIV. On May 15, 2001, MIV had total assets of $13,824 and total liabilities of $46,544. As the total liabilities exceeded total assets by $32,720, the excess of liabilities over assets over the par value of the stock related to MIV shareholders was charged to deficit as if a distribution was made to the MIV shareholders. As 43% of the M-I shareholders did not tender their shares in the combination, those interests represent a minority interest in the legal subsidiary. Accordingly, 6,751,790 common shares related to the minority interest were removed from the number of shares outstanding as at May 15, 2001 along with the par value of such shares, a pro rata amount from additional paid-in capital and, as the Company has a shareholders' deficiency, an amount from deficit to the extent of the amount removed from common stock and additional paid-in capital. In addition, shares issuable to certain subscribers were reflected as a minority interest. MIV plans to make an offer for these additional shares of M-I. Any such offer will be accounted for as a step purchase.

             MIV THERAPEUTICS INC. (FORMERLY DBS HOLDINGS, INC.) (A
                           DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

1.   ORGANIZATION (Continued)

     b)   Recapitalization (Continued)

          Pursuant to the terms of the Agreement, warrants held by shareholders who agreed to exchange their common shares for MIV common shares were deemed to be exchanged for warrants in MIV. The value of warrants held by shareholders who did not agree to exchange their shares has been allocated to minority interest. In addition, the value of compensatory stock options issued by the Company to employees and other non-shareholders and the value relating to common stock issuable in M-I have also been allocated to minority interest.


2.   GOING CONCERN

     Since inception, the Company has suffered recurring losses, totalling $10,819,296 as of February 28, 2002, and has a net working capital deficiency. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialisation of its stent technology. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialisations of its products, or that the Company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the Company will be able to obtain sufficient funds on terms acceptable to the Company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of MIV, M-I and its wholly owned subsidiary, MIVI. The consolidated financial statements as at February 28, 2002, and for the period then ended, present the consolidated financial information of M-I. All significant intercompany transactions and balances have been eliminated.

     b)   Basis of Presentation

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of the financial position as at February 28, 2002 and the results of operations for the nine-months periods ended February 28, 2002 and 2001. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended May 31, 2001.

     c)   Development Stage

          The Company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                         2002            2001
                                                                                    --------------- ---------------
    Supplemental non-cash investing and financing activities

    Issuance of common stock for:
         Accounts payable in settlement of agreement                                $       -       $       42,532
         Related party loan (Note 5)                                                      850,000           -
         Services (Note 6)                                                                165,000           -
         Finder's fee (Note 6)                                                            236,868           63,012

    Issuance of stock options for finder's fee (Note 6)                                     -              112,600

    Common stock issuable pursuant to anti-dilution provision (Note 6)                      -               25,147

5.   RELATED PARTY LOAN

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

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

6.   COMMON STOCK

     During the period ended February 28, 2002, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock consists of 80,000,000 common shares at a par value of $0.001 per share, and 20,000,000 preferred shares with class and series designations, par values, voting rights, and relative rights and preferences to be determined by the board of directors of the Company from time to time.

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

          On August 16, 2000, the Company issued 1,768,000 units at a price of $1.00 per unit for net proceeds of $1,341,400. Each unit consists of one common share and one share purchase warrant. Of these units, 269,800 were issued pursuant to subscriptions received March 20, 2000. Accordingly, the common shares and warrants have been recorded based on their relative fair values on that date. The proceeds received for this subscription were $269,800. Of this amount, $185,083 ($0.69 per share) has been allocated to the common shares, and $84,717 ($0.31 per warrant has been allocated to the warrants. The share issuance costs for this transaction were $20,000, paid in cash, and have been netted against the proceeds allocated to the common stock. The remaining 1,498,200 units have been recorded based on their relative fair values on the date of the issuance. The proceeds received for this private placement were $1,498,200. Of this amount, $1,060,726 (($0.71 per share) was allocated to the common shares, $437,474 ($0.29 per warrant) was allocated to the warrants. The share issuance costs for this issuance were $322,500. Of this amount $156,800 was paid in cash, $53,100 by the future issuance of 75,000 shares, and $112,600 by the issuance of 200,000 common stock options. The cash share issuance costs have been netted against the proceeds allocated to the common stock. The costs related to the common shares and the options have been recorded as compensation expense in the consolidated statement of operations, as they were granted to a director of the Company (Note 8(a)). The warrants expire on April 30, 2002. Each warrant entitles the holder to purchase one share of common stock of the Company for $1.25 until April 30, 2001, thereafter at $1.50 until April 30, 2002.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

6.   COMMON STOCK (Continued)

     b)   Warrants

          The following table summarizes information about the warrants issued by the Company:

                                                                                                       NUMBER OF
                                                                                                      UNDERLYING
                                                                                                        SHARES
                                                                                                    ----------------
        Balance, May 31, 2001                                                                           2,560,000

        Issued - private placements                                                                     1,881,666
                                                                                                        ---------

        Balance, August 31, 2001                                                                        4,441,666

        Expired                                                                                          (713,333)
                                                                                                        ---------

        Balance, November 30, 2001                                                                      3,728,333

        Expired                                                                                           (35,000)
                                                                                                        ---------

        Balance, February 28, 2002                                                                      3,693,333
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

          On August 14, 2001, the Company changed the term on all of the previously outstanding warrants that were exchanged for warrants of MIV such that the exercise price for all warrants was $1.25 until April 30, 2002, and thereafter was $1.50, until the expiry date of April 30, 2003. The fair value of the 2,560,000 warrants of which terms are changed on this date, as determined by the Black Scholes option pricing model, is $1,448,960. As this change in status relates to potential shareholders, it has been treated as a distribution. Because the Company has a deficit, the amount has been booked as a charge to additional paid-in capital. This amount has been included in the Company's loss per share for the nine-months period ended February 28, 2002.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

6.   COMMON STOCK (Continued)

     c)   Stock Options

          The Company's proposed stock option plan will provide for the grant of incentive stock options to employees and officers of the Company. The Company does not currently have a formal stock option plan. Options are granted for a term not to exceed five years from the date of grant. Stock options granted to employees generally vest over a period of three years.

          The Company had the following stock option activity:

                                                                                                        WEIGHTED
                                                                                                        AVERAGE
                                                                                        NUMBER OF       EXERCISE
                                                                                         OPTIONS         PRICE
                                                                                      --------------- -------------
        Balance outstanding, May 31, 2001                                                 1,687,500   $      0.84

        Options granted                                                                   2,760,000          0.96
        Options cancelled                                                                (1,687,500)         0.84
                                                                                         ----------   -----------

        Balance outstanding, August 31, 2001                                              2,760,000          0.96

        Options granted                                                                   1,150,000          0.65
                                                                                         ----------   -----------

        Balance outstanding, November 30, 2001                                            3,910,000          0.87

        Options granted                                                                     150,000          1.00
                                                                                         ----------   -----------
        Balance outstanding, February 28, 2002                                            4,060,000   $      0.87
                                                                                         ==========   ===========

          On August 14, 2001, the Company issued 490,000 stock options, exercisable in shares of M-I, to employees and directors at a price of $1.00, and vesting immediately. This brought the total amount of options exercisable for stock of M-I to 2,177,500. All of the outstanding M-I options were cancelled on August 30, 2001. Of this amount, 1,585,000 related to employees of the Company and were reissued as options for shares of MIV, with different vesting periods attached. An additional 1,175,000 options of MIV were also issued on this date. All options issued had an exercise price of $1.00, with the exception of 60,000 options relating to original M-I options, which had an exercise price of $0.55.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

6.   COMMON STOCK (Continued)

     c)   Stock Options (Continued)

          The intrinsic value of the M-I options issued on August 14, 2001, $245,000, has been recorded as compensation expense and minority interest as at that date.

          On August 30, 2001, the date of the change in the previous M-I options and the date of grant of all new options, all the options issued were accounted for as though they were new issuances as required by FIN No.
          44. On that date, deferred compensation of the intrinsic value of the options was recorded in the amount of $2,325,000. Of this amount, $ 2,031,000 related to options that vested immediately, and therefore, this amount has been recorded as compensation expense in the consolidated statement of operations. The remaining $294,000 will be recognized over the vesting period of the related options, generally one year.

          The Company granted 1,150,000 stock options during the quarter ended November 30, 2001 at exercise prices ranging from $0.55 to $1.50 with expiry dates up to six years.

          On February 20, 2002, the Company issued 150,000 stock options at a price of $1.00 per share expiring in five years.

7.   RELATED PARTY TRANSACTIONS

     The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

     a) The Company paid financing commissions of $Nil (2001 - $150,000) to a Company whose officer was a director of the Company. The Company also issued 200,000 stock options and had 75,000 common shares issuable at August 31, 2000 to this same director in respect of the August 16, 2000 private placement. The 200,000 options were expensed at their fair value, as determined by the Black Scholes option pricing model, in the amount of $112,600. The 75,000 shares were expensed at their fair value on the date of issuance $53,100.

     b) The Company paid $4,610 (2001 - $9,570) in rent to a Company with common officers of the Company. At February 28, 2002, $Nil (2001 - $1,370) was due to this Company.

     c) The Company paid $87,218 (2001 - $96,863) in legal fees to a firm which employs a director of the Company. At February 28, 2002, $132,263 (2001 - $54,706) was due to this Company.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

7.   RELATED PARTY TRANSACTIONS (Continued)

     d) The Company paid $141,469 (2001 - $170,975) in management and directors fees to companies with common directors and officers of the Company.

ITEM 2

MIV THERAPEUTICS INC.
(Formerly DBS Holdings, Inc.)
MANAGEMENT DISCUSSION AND ANALYSIS
FOR THE QUARTER ENDED FEBRUARY 28, 2002

The financial results for the nine months ended February 28, 2002 reflect the continued research and development efforts for the MIVI stent delivery system to satisfy CE marking requirements, the execution of the Share Exchange and Finance Agreement that closed effective May 15, 2001, and new initiatives to identify opportunities that would enhance the company's presence and profile on the medical device market and in the biotechnology and therapeutics fields.

OPERATIONS

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the nine months ended February 28, 2002, the Company posted a loss of $5.06 million, compared to a loss of $2,031,083 for the nine months ended February 28, 2001. These results include charges of $3.30 million to the Consolidated Statement of Operations, representing the fair value of Stock Based Compensation granted for the nine months period ended February 28, 2002. Another $236,868 was charged to the Consolidated Statement of Operations based on the issuance of 113,334 shares for finders' fees. The rise in expenses is mainly attributable to a dramatic increase in legal and audit fees related to the execution of the Share Exchange and Finance Agreement.

Working capital decreased from a deficit of $74,602 (May 31, 2001) to a deficit of $417,137 (February 28, 2002), as a result of the loss for the nine months ended February 28, 2002.

General & Administrative

General and administrative expenses increased to $4.50 million during the nine months ended February 28, 2002, compared to $1,241,615 for the nine months ended February 28, 2002. The increase in 2002 is mainly due to a charge of $3,305,737,which represents the fair market value of the stock-based compensation granted for the period. The stock-based compensation is presented pursuant to the requirements of FSB 123, and does not represent cash compensation to the grantees at the time of the grant. An increase in both corporate and financing activities also resulted in higher management, legal, audit and consulting fees being incurred.

Research & Development

Research and developmental costs decreased 38% during the nine months ended February 28, 2002 to $456,463 compared to $739,584 for the nine months ended February 28, 2002. The decrease in 2001 resulted primarily from the reduction of research and development activities on the company stent technology.

Depreciation

Depreciation expenses increased by $36,107 during the nine months ended February 28, 2002 to $111,053 compared to $74,946 for the nine months ended February 28, 2002. The change in 2002 was mainly due to the added depreciation expense associated with the addition of laboratory equipment for the R&D subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the company has financed its operations from loans made by related parties, private sales of equity, the exercise of warrants and stock options, and interest income on funds held for future investments.

Cash Position

     At February 28, 2002, the Company had cash and cash equivalents of $0 compared to $1,242,332 at May 31, 2001. The decrease in the Company's cash position is due primarily to the raise in funds spent to support the general management of the Company and the execution of the Share Exchange and Finance Agreement. Working capital decreased from a deficiency of $74,602 at May 31,2001 to a deficiency of $417,137 as at February 28, 2002 as a result of the loss for the nine months ended February 28, 2002.

     The Company needs to raise additional capital to fund its operations. Its independent auditors have included a note to the financial statements indicating that in light of the Company's continuing losses and the lack of a formal plan to raise the capital required to fund its operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to arrange for additional financing. However, there can be no guarantee that such funds will be available to the Company.

Prepaid Expenses & Deposits

Prepaid expenses and deposits decreased 38% in the quarter ended February 28, 2002 to $25,698 compared to $41,785 at May 31, 2001. The decrease in the period results primarily from the depletion of retainers from various lawyers for services rendered.

PLAN OF OPERATION

     The Company is a development-stage company involved in the design, development and manufacture of coronary stents, which are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies.

     Management of the Company believes that execution of the Company's plan of operations as described herein will require the Company to raise a total of $3 million in financing. The Company has received $1.35 million in financing through the date of this report. Should the Company receive less than the full $3 million it anticipates will be needed to successfully develop its products, the plan of operations described herein will be delayed, and may be suspended entirely. If the Company does not receive additional financing by May 31, 2002, management of the Company expects that the Company will be forced to seek bankruptcy protection from its creditors.

     The Company's current goal, to which the Company will devote the majority of its present resources, is to obtain Conformite Europeenne Mark ("CE Mark") approval for the MIVI Stent, projected for the fourth calendar quarter of 2002, and to commence commercialization in the first calendar quarter of 2003. The Company is also endeavouring to develop coatings for its stent and to acquire therapeutic technology to be applied to medical devices.

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

     On November 1, 2002 the Company amended the Collaborative Research agreement between MIVI Technologies Inc. and the University of British Columbia relating to the sol-gel hydroxyapatete ceramics and hydrorypatite coatings to provide for a five month extension (Phase 2). The new period runs from October 1, 2001 through February 28, 2002 the cost to MIVI of this extension was $25,000 CDN upon execution of the agreement and $3,200 CDN upon receipt of the final report. The particular objectives of Phase 2 are:

     o determine the optimum surface preparation of the stent to accept Hap coating and to retain the coating during the expansion/bending deformation accompanying placement of the stent;

     o to optimize the dip coating processing for minimum damage during expansion of the stent, best surface finish and uniform thickness;

     o    explore alternate methods of coating deposition, such as evaporation.

     On February 15, 2002, the Company signed term sheets for two field-of-use licenses granting the Company worldwide rights to two biocompatible coating technologies developed at the University of British Columbia. The terms define the intent of the parties and will serve as a foundation for definitive License Agreements, relating to patents and their continuances and to the know-how, improvements, variations and enhancements made with respect to the technologies. In addition to exclusive rights of use, the Company will have the right to sublicense the technology to third parties. The two distinct technologies are:

1.   Thin film hydroxyapatite coating for use with medical devices.

2.   Hydroxyapatite for drug delivery applications.

These leading edge technologies will be used by the Company to produce coating compounds for medical devices and scaffolding applications, including stents.

     The term sheets specify that the University will receive, upon execution of License Agreements, restricted common shares of MIV Therapeutics Inc., royalties on gross revenue (for each license), royalties on sublicense sales (for each license), annual maintenance fees, structured minimum annual royalties, reimbursed patent costs, and milestone payments based on clinical trial progress and regulatory approvals. The University of British Columbia Industrial Liaison office is currently working with their lawyers to finalize the Definitive Agreement by the May 15, 2002 deadline. No efforts have been expended to date to enter into a sublicensing agreement.

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

     CE Mark Certification - Completion targeted for fourth calendar quarter of 2002

     The Company's strategy in regard to compliance with regulatory requirements is to apply initially for CE Mark certification for the MIVI Stent in order to commence the promotion of products throughout the European Community and in other countries which require the CE Mark compliance.

     The Company's CE Mark submission will be based on an "equivalence" status meaning that the Company will present the MIVI Stent as equivalent to others presently certified and sold in the European Community. This strategy will not require human clinical trial data and is expected to permit completion of the application for CE Mark by the third quarter of year 2002.

     In order to obtain CE Mark certification, the Company must establish and maintain an approved quality system and meet applicable requirements specific to the manufacturing and marketing of medical devices. Once MIVI Quality system has been audited and CE-Mark specific requirements are met and approved by an independent third party (the Notified Body), the Company may then label the medical device with "CE Mark" identification and distribute the stent in the EU Countries and other non-European countries recognizing the CE mark). A Notified Body is an organization that has been accredited by the European Community to issue CE Mark Certification to manufacturers. The Company is completing the process of selecting a reputable firm with experience in certifying manufacturers of implantable cardiovascular devices.

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

     2. Establishment and maintenance of an approved quality system (completion targeted for third calendar quarter of 2002).

     Based on the International Organization for Standardization ("ISO") standard ISO 9001, which is a universal standard for quality assurance in business systems that is accepted around the world for manufacturing businesses, European standard EN ISO 13485 is the quality system requirement for manufacturers of medical devices. Used in conjunction with ISO 9001, EN ISO 13485 defines requirements for the documentation and control of core activities such as design, development, production, sales and customer support.

          The Company is committed to pursuing business excellence through a systematic plan at every stage of the business. Management has a complete commitment to quality and leading by example. All staff are encouraged to share responsibility and is empowered to contribute to quality control and improvement. The Company has established a Quality Manual that is a statement of management's philosophy regarding the quality system and the Company's compliance with ISO 13485 requirements.

     3. Submit CE Mark Application to the Notified Body (completion targeted for third calendar quarter of 2002)

          Once the Technical File has been compiled and reviewed by Company management and the Company's Quality System has been established and verified, the application for CE Marking can be submitted to the Notified Body.

          The Notified Body will proceed to review the submission and will either approve the application, or will respond with requests for clarification or further data. Once satisfied, the Notified Body will confirm the schedule for the on-site audit.

     4. Third Party Audit (completion targeted for third calendar quarter of
2002)

          For conducting the on-site audit, the Notified Body will send qualified auditors, at least one of whom must be an expert in the appropriate medical field. These auditors will review the entire Company Quality System to document objective evidence establishing compliance with EN ISO 13485.

          If the Notified Body were satisfied with the audit results, CE Mark approval would be granted. If, however, any non-compliance is observed, the Notified Body will request that the Company take corrective actions to the Notified Body's satisfaction prior to granting certification.


     5. Issuing CE Mark Approval

     Following successful completion of the above steps, the Notified Body will issue a formal approval for the use of CE-Mark on MIVI stents. It is expected that this stage will be finalized within 1-2 months following successful third party audit (see section 4, above).

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

     COMMERCIALIZATION - COMMENCEMENT TARGETED FOR FIRST CALENDAR QUARTER 2003

     The Company is expecting to commence distribution of the MIVI Stent for commercial use in the first calendar quarter of 2003.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2002, the Company solicited consents from certain shareholders, seeking approval to amend the Company's Articles of Incorporation to:

1.       Change the name of the Company to MIV Therapeutics Inc.

2. Increase the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue from 20,000,000 shares to 80,000,000 shares.

3. Authorize up to 20,000,000 shares of preferred stock with class and series designations, par values, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

Approval of the amendment to the Articles of Incorporation required the affirmative vote of at least 51% of the shares of common stock outstanding as of the December 12, 2001 record date. The Board unanimously recommended that stockholders consent to the proposal.

The proposal was approved by the consent of shareholders representing 11,310,000 shares of common stock or 57% of the issued and outstanding shares of common stock. Effective March 5, 2002, DBS Holdings, Inc. changed its name to MIV Therapeutics Inc. The new ticker symbol (MIVT:OTCBB) became effective as of the opening of business on Monday, March 11, 2002.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit Number        Description
--------------        -----------
    3.1 (1)           Articles of Incorporation

    3.2               Amendment to Articles of Incorporation

--------------------

(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB (#00-30453), filed on April 25, 2000.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on December 3, 2001 disclosing the audited financial statements for the year ended May 31, 2000.

     The Company filed a report on Form 8-K on January 22, 2002 reporting the change of the Company's Certifying Accountant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DBS HOLDINGS INC.
                                             -----------------
                                             (Registrant)


Date: April 22, 2002                         /s/ Alan P. Lindsay
      --------------                         -------------------
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