Form 10KSB
period 2002-05-31
MIV THERAPEUTICS INC
filed 2002-09-04
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        Commission file number: 000-30453

                             MIV THERAPEUTICS, INC.
        (Exact name of small business issuer as specified in its charter)

                                   Nevada n/a
        (State or other jurisdiction of (IRS Employee Identification No.)
                         incorporation or organization)

               1-8765 ASH STREET, VANCOUVER, B.C., CANADA, V6P 6T3
                    (Address of principal executive offices)

                                 (604) 301-9545
                           (Issuer's telephone number)

Securities Registered pursuant to section 12(b) of the Act:   None

Securities Registered pursuant to section 12(g)
of the Act:                                               Common stock par
                                                          value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
------------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 20, 2002.

     $3,100,008

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 20, 2002.

     16,665,500

                             MIV THERAPEUTICS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                           PAGE
                                                                           ----
                                     Part I

Item 1.    Business..........................................................3

Item 2.    Properties........................................................13

Item 3.    Legal Proceedings.................................................16

Item 4.    Submission of Matters of a Vote of Security Holders...............16

                                  Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................17

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation................................18

Item 7.    Financial Statements and Supplementary Data.......................27

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................27

                                 Part III

Item 9.    Directors and Executive Officers of the Registrant................28

Item 10.   Executive Compensation............................................31

Item 11.   Security Ownership of Certain Beneficial Owners and Management....33

Item 12.   Certain Relationships and Related Transactions....................34

                                  Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K....35

Signatures ..................................................................37

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

History and Development
-----------------------

MIV Therapeutics, Inc. (the "Company", "MIVT") is a development stage company involved in the design, manufacture and development a new generation of implantable medical devices that will utilize its advanced biocompatible stent coating and drug-delivery technologies. The Company's business objective is to be a leader in coating technologies and drug-delivery devices for both cardiovascular and non-vascular disorders.

The Company was incorporated under the laws of the State of Nevada on March 19, 1999. On June 23, 1999, the Company acquired a 19% interest in "investorservice.com", an Internet domain name, paying for this acquisition with $2,500 in cash and by issuing 2,500 restricted shares of its common stock to each of Terry Wells and Stephen Stanley, the owners of investorservice.com. In addition, on September 15, 2000, the Company exercised its option to acquire the remaining 81% interest in investorservice.com for an additional issuance of 10,000 restricted shares of the Company's common stock to each of Terry Wells and Stephen Stanley. Each issuance of common stock to Terry Wells and Stephen Stanley was exempt from registration under the Securities Act pursuant to Regulation D thereunder.

Subsequently, the Company completed offerings of 10,268,000 shares of common stock to certain investors under the exemption from registration provided by Rule 504 of Regulation D under the Securities Act of 1933 (the "Securities Act"). 268,000 of the 10,268,000 shares issued were issued as part of a unit at a price of $0.05 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable before May 1, 2000 for $0.05 per share, and thereafter until May 1, 2001 for $0.10 per share. All 268,000 warrants were exercised, for a total of $21,700 of gross proceeds to the Company.

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

On April 25, 2001, the Company entered into a Share Exchange and Finance Agreement (the "MIV Share Exchange Agreement") with M-I Vascular Innovations, Inc. ("MIVI") and certain shareholders of MIVI (the "MIVI Shareholders"), whose total ownership constituted more than 50% of the stockholders of MIVI. The MIVI Share Exchange Agreement closed effective as of May 15, 2001. As a consequence, the Company acquired control of MIVI and control of the Company shifted from the founders of the Company (including Mr. Daniel Steunenberg) to the MIVI Shareholders (the principal members being Isaiah Capital Ltd., Stephen Walters, Carlingford Assets Limited, James Davidson, and New Paradigm Capital Ltd.). The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the common shares held by Mr. Daniel Steunenberg and other owners of the common stock, and (ii) the issuance of common stock by the Company in a one-for-one exchange for the shares of MIVI stock held by the MIVI Shareholders. The issuance of common stock to the MIVI Shareholders was exempt from registration under the Securities Act pursuant to ss.4(2) thereof, and Regulation D and Regulation S promulgated thereunder. As a result, the MIVI Shareholders signing the agreement now own or have the right to own a total of 9,010,000 shares of the outstanding common stock of the Company. The MIV Share Exchange Agreement requires the Company to also make an offer to the remaining shareholders of MIVI upon the demand of MIVI.

On February 19, 2002, the Company signed term sheets for two field-of-use licenses granting the Company worldwide rights to two biocompatible coating technologies developed at the University of British Columbia. The terms define the intent of the parties and will serve as a foundation for definitive License Agreements, relating to patents and their continuances and to the know-how, improvements, variations and enhancements made with respect to the technologies. In addition to exclusive rights of use, MIVT will have the right to sublicense the technology to third parties. The two distinct technologies are:

1) Thin film hydroxyapatite coating for use with medical devices 2) Hydroxyapatite cement for drug delivery applications.

These leading-edge technologies will be used by the company to produce coating compounds for medical devices and scaffolding applications, including stents. The term sheets specify that the University will receive, upon execution of License Agreements, restricted common shares of the Company, royalties on gross revenue (for each license), royalties on sublicense sales (for each license), annual maintenance fees, structured minimum annual royalties, reimbursed patent costs, and milestone payments based on clinical trial progress and regulatory approvals.

The thin hydroxyapatite coating technology is intended to provide a barrier to reduce heavy metal ions associated with inflammatory responses that lead to restenosis and thrombosis. (Restenosis is a recurrence of arterial blockage after angioplasty procedures). The Company's intention is to utilize the porous cement coating on its MIVI stent system to provide a vehicle for drug loading and elution. The Company is working towards obtaining European CE Mark approval for this stent coating technology and subsequent commercialization.

On May 22, 2002, the Company and Endovasc Ltd., Inc. (OTCBB:ENDV; Berlin:ED7) jointly announced the consummation of a licensing agreement for Endovasc's PROStent(TM), therapeutic Prostaglandin E-1 stent-coating to the Company for application on their state-of-the-art laser cut stent and other medical devices.

The License Agreement provides an exclusive worldwide license to the Company for the manufacturing, distribution and marketing of PROStent(TM). In consideration for the license agreement, ENDV will receive $2.2 million in staged payments, royalty fees, as well as funding for an arm of the research devoted to stent coatings. In return, the Company will receive 1 million preferred shares of ENDV.

PROStent(TM) utilizes the therapeutic properties of Prostaglandin E-1 (PGE-1) in a stent coating that provides for slow release of the drug. The pharmacological effects of PGE-1, a well-known potent vasodilator and platelet aggregation antagonist, make it an attractive candidate for the prevention of thrombosis (formation of a blood clot) and restenosis after percutaneous coronary intervention.

Endovasc Ltd. Inc. is a biotechnology company focused in the area of cardiovascular disease, pioneering drug delivery technology designed to deliver and release drugs to their intended targets in an efficient and controlled manner. The Company's products and processes include: Liprostin(TM), ANGIOGENIX(TM)(Nicotine Receptor Agonist), PROStent(TM) stent-coating technology, and a biodegradable resorbable prosthesis.

On June 13, 2002, the Company announced it had entered into an agreement to form a 50/50 joint venture for the development of therapeutics and stent technologies with Endovasc Ltd., Inc. (OTCBB: ENDV).

This joint venture will be focused on developing Endovasc's ANGIOGENIX TM coating products, and LIPROSTIN (TM) resorbable biodegradable stent and catheter technology

As a result of this proposed Joint Venture (JV), Endovasc shall contribute these technologies, which have a deemed JV value of U.S. $2,500,000, for research already performed. The Company's corresponding contribution, in addition to its stainless steel stents, will be to seek and secure private and/or public funding for the JV. Certain allowances with respect to the exact percentage of ownership of the JV may be made to comply with any tax regulations and available tax credits.

Endovasc recently announced that a second patent has been granted by the U.S. Patent and Trademark Office (USPTO) for its biodegradable stent, "Prosthesis with Biodegradable Surface Coating and Method for Making Same" (U.S. Patent 6,395,023), which will be licensed to the JV.

In March 2002, Endovasc announced that the (USPTO) granted a Notice of Allowance for ANGIOGENIX(TM), a trademark for the Company's Nicotine Receptor Agonist
(NRA) angiogenic product. Endovasc holds the worldwide, exclusive license from Stanford University for their unique discovery of nicotine as an angiogenic (new blood vessel growth) agent. The JV. will also develop coatings for stents that after implantation will stimulate angiogenesis in ischemic (diminished blood supply), zones of the heart and peripheral vessels.

Endovasc Ltd. Inc. is a biotechnology company focused in the area of cardiovascular disease, pioneering drug delivery technology designed to deliver and release drugs to their intended targets in an efficient and controlled manner. The Company's products and processes include: Liprostin(TM), ANGIOGENIX(TM)(Nicotine Receptor Agonist), PROStent(TM)stent-coating technology, and a biodegradable resorbable prosthesis.

Product Background
------------------

The Company is developing a new generation of advanced biocompatible stent coatings, therapeutic stent technologies and drug-delivery systems that inhibit restenosis. The Company's business objective is to be a leader in coating technologies and drug-delivery devices for both cardiovascular and non-vascular disorders.

The Company is involved in the design, development and manufacture of new generation of implantable medical devices that will utilize its advanced biocompatible stent coating and drug-delivery technologies.

Coronary stents are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. The Company believes that, in addition to developing manufacturing processes that will produce a quality stent for a lower cost of manufacturing than the competition's, its proprietary stent is a potential platform for the delivery of therapeutic drugs or gene therapies, and thus is researching device coatings and therapeutics concurrently with the development of its stent.

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

The MIVI laser-cut stent is balloon-expandable, has a flexible slotted tube design, and is made of biocompatible 316 LVM stainless steel. The stents are mounted on balloons, and the resulting stent and delivery system are sterilized and packaged as a single unit. The MIVI laser-cut stent (the "MIVI laser-cut stent") and stent delivery system, (together the "MIVI Stent") is designed to do more than a conventional bare stent. It is specifically designed and engineered to be used as a drug and/or therapeutics delivery platform to combat cardiovascular disease, including restenosis.

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

Summary of the Company's existing products and future pipeline
--------------------------------------------------------------

MIVT LASER-CUT STENT
The Company has developed a laser-cut stainless-steel coronary stent. The Company intends to manufacture this stent for distribution in selected international markets. This stent will also be utilized as the device platform for the development of the Company's proprietary coated stent products.

MIVT COATED STENT
The Company is developing a proprietary biocompatible coating technology that can be used with coronary stents and other medical devices. The first product will be a thin-film coated stent that can significantly reduce restenosis (reblockage of arteries after angioplasty procedures). This coating technology will also serve as a platform for a new generation of drug-delivery devices.

MIVT DRUG-ELUTING STENT
The Company is also developing its proprietary coating technology for use on implanted medical devices to provide accurate local delivery of drugs. This thick drug-eluting coating will be utilized as the basis for the Company's drug delivery products.

MIVT-ENDOVASC PROSTENT(TM)
In partnership with Endovasc, the Company is developing a proprietary drug-eluting stent for local delivery of PGE-1 to prevent restenosis.

MIVT-ENDOVASC BIODEGRADABLE STENT
MIVT has an option to form a joint venture with Endovasc to develop and commercialize its resorbable biodegradable stent and catheter technology. This patented technology uses a combination of the synthetic polymers poly-L-lactic acid (PLLA) and poly-caprolactone (PCL), which have been proven to be biodegradable, resorbable and hemocompatible materials. The intent would be to develop and commercialize the biodegradable stent for use in delivery of anti-restenosis agents. Subsequent to the development of this technology as a biodegradable coronary stent, this resorbable drug-delivery platform could be the basis for sustained local delivery of many other therapeutic agents. The market opportunities for these products extend beyond the cardiovascular area, including the potential for implantable drug delivery depots that slowly degrade and release drug compounds at the site of disease.

MIVT-ENDOVASC ANGIOGENIX(TM)
The joint venture option also includes an agreement on Endovasc's trademarked, flagship product ANGIOGENIX(TM) as it relates to coatings technologies. ANGIOGENIX(TM) has been approved for Phase III FDA trials. Experiments conducted on test animals with an artificially induced coronary artery constriction suggested that new blood supply was produced in the blood-starved zone of their hearts. Experiments in limbs demonstrated that the treatment caused significant new blood vessel growth and blood flow.

Objectives
----------

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. Since that date, the Company has completed the development of a proprietary coronary stent for use in angioplasty procedures and is in late-stage development of a novel ceramic coating technology that will be used to manufacture a range of biocompatible medical devices. More recently, the Company has entered into a strategic alliance with a corporate partner for development of proprietary drug-eluting stents and biodegradable medical devices.

The corporate mission of MIV Therapeutics is to become a recognized world leader in the development of biocompatible device coatings, therapeutic stent technologies and drug delivery systems that inhibit restenosis. . The Company's initial products have been targeted at the major international markets for coronary stents, where the combination of the MIVT proprietary stent with its novel biocompatible coating offers the opportunity for generating revenues in the near future.

In addition, MIV Therapeutics has established a strategic alliance with a drug development company that has a proprietary drug-eluting stent technology that offers the potential for preventing restenosis (or reblocking of arteries after a coronary angioplasty procedure). In the future, the Company intends to expand its novel drug delivery and coating technologies to become a major developer of proprietary medical devices that provide local delivery of proprietary therapeutic agents to treat a variety of critical illnesses.

Industry Background
-------------------

The global medical technology marketplace is expanding at double-digit rates, driven by an ageing population, increasing affluence in the developing world and continuing medical innovation. The medical device sector includes nearly 3,000 companies worldwide, with a wide range of devices designed either for treatment or diagnosis. The worldwide annual sales of all types of medical devices are estimated at US$160 billion. The cardiovascular device market remains one of the most attractive sectors of the medical device industry, continuing to exhibit above-average revenue growth and attracting significant attention from the investment community.

The worldwide cardiovascular device market is estimated to generate in excess of US$10 billion in annual sales and is growing at nearly 10% per year. The leading segments in this market by sales volume are products designed for percutaneous intervention (i.e. medical devices that are inserted through the skin), such as those used in angioplasty procedures to unblock clogged arteries. The Company currently specializes in minimally invasive medical devices for cardiovascular disease, with a focus on coronary stents. The stent market alone is estimated to generate nearly US$2.5 billion in worldwide annual sales in 2002 and is anticipated to exceed US$6 billion in annual sales by 2005.

Over the next several years, the Company intends to expand its technologies to include several promising drug delivery platforms. Drug delivery is a system or technology that enables the introduction of a therapeutic agent into the body and improves its efficacy by controlling the rate, time or site of release. Commercially, drug delivery provides the ability to develop a new route of administration for an existing drug and can substantially improve the efficacy of a drug, while also reducing its side effects.

The market for new drug delivery systems is now growing faster than the overall pharmaceutical market, increasing the annual sales in the US for products that utilize drug delivery technologies from US$15 billion in 2000 to a projected US$30 billion by 2005. Drug delivery systems are a strategic tool for expanding markets, as it permits the patenting of generic therapeutics with novel delivery systems as a new formulation, as well as creates new and improved treatments for patients.

The segment of the drug delivery market associated with medical devices has developed very recently, driven primarily by the need for improved coronary stents and other implanted medical devices that do not trigger inflammatory responses. This is the initial target market of the Company and offers the Company an opportunity to enter this rapidly growing sector of the medical marketplace.

The Market
----------

Stents are estimated to be used in approximately 60-80% of angioplasty procedures worldwide. The worldwide coronary stent market currently generates over US$2.2 billion in revenues and is projected to grow to nearly US$6 billion by 2005. Within the next 5 years, coated and drug-eluting stents are anticipated to comprise 86% of this market. MIV Therapeutics is targeting this large and growing market with its medical devices.

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

Target Market and Marketing Strategy
------------------------------------

The Company intends to secure a position in the large coronary stent market through international sales of its current stent product and then subsequently expand into the emerging market for coated and drug-eluting stents. Longer term, the Company's proprietary technologies for novel coatings and drug-delivery will provide the opportunity to expand into other sectors of the drug-delivery marketplace.

The following is a summary of the marketing strategy for each product area.

LASER-CUT STENTS
The Company's near-term marketing strategy is to secure partnerships with companies that specialize in the manufacturing of noninvasive medical devices and have an established market presence in specific geographical regions. As part of its initial marketing program, MIVT intends to manufacture its laser-cut stent as a proprietary product and as a "private label" product. The Company is also evaluating potential joint venture agreements with other marketing groups that are already marketing other devices in these market segments. The joint venture approach provides for a cost-effective method to penetrate new geographic markets by using the experience of companies that are already established in each region. This approach should be particularly effective in those markets where familiarity with local business principles and an established client base is required.

These joint venture agreements could be based on a variety of options including:

         1. Supply of finished laser-cut stents for local assembly onto catheters to form a complete delivery system;

         2. Supply of the complete delivery system comprised of the laser-cut stent and another manufacturer's catheter; or

         3. Licensing the MIVT proprietary stent design for local manufacture.

In each of these situations, the joint venture partner would be responsible for any clinical trials or other studies, as well as all required regulatory submissions needed to obtain marketing approvals in the selected region. Currently, the Company is in the process of actively pursuing business opportunities with potential partners in Asia.

THIN-COATED STENTS
The Company's HAp technology is a platform for developing a range of biocompatible medical devices, starting with coated coronary stents and expanding into other implanted medical devices. MIVT intends to develop the coated coronary stent, using its proprietary laser-cut stent as the first device platform, and establish distribution agreements with companies that have established marketing teams in the coronary medical device sector. Subsequently, MIVT can either license its coating technology to major medical device companies or develop proprietary products through the preclinical stage using its existing pilot manufacturing facilities.

PROSTENT(TM) TECHNOLOGY
MIVT also intends to partner with drug development companies to provide its expertise and proprietary coating technology to jointly develop innovative drug delivery products. The existing agreement with Endovasc illustrates the significant market potential of this strategy. Under this agreement, MIVT is providing its laser-cut stent and the HAp coating technology, which Endovasc will utilize as a delivery platform for its PGE-1 drug formulation - thereby creating a proprietary drug-eluting stent. The combination of the two companies' technologies could secure a much larger market share than either technology on its own. The synergy in this partnership could provide MIVT with a much larger market opportunity than would otherwise be available with just the HAp coating technology.

In the longer term, MIVT intends to establish strategic alliances or joint ventures with other device or drug development companies where its coating technology could be used to develop proprietary biocompatible implantable devices or serve as a drug delivery platform. In addition, the Company intends to expand its technology portfolio with other proprietary drug-delivery technologies so that it can become a developer and pilot manufacturer of novel drug delivery systems.

Competition
-----------

Based on its current stage of product development, the Company can best be compared to other medical device companies with coated stent products. Although there are a number of companies currently selling coronary stents and developing drug-eluting stents, there are a relatively small number of international companies that control the majority of this market segment.

The following is a summary of the companies with the largest current share of the coronary stent market that are also developing coated and/or drug-eluting stents:

JOHNSON & JOHNSON
J&J's Cypher(TM) polymer-coated stent is designed to release the drug Sirolimus to inhibit the cell proliferation that is an underlying cause of restenosis. The company obtained a CE (Conformite Europeenne) mark in Europe in April 2002 for its Cypher(TM) Sirolimus-eluting stent following a 400-patient trial that demonstrated zero restenosis after a one-year follow-up on patients and a low incidence of MACE (Major Adverse Cardiac Events). The Cyber(TM) stent has now been tested in nearly 1,600 patients and enrollment was recently completed in a large 1100-patient SIRIUS trial in the US to provide the data required for FDA marketing approval.

Sirolimus is an antibiotic licensed from Wyeth Pharmaceuticals that is also marketed under the name Rapamune(TM) for prevention of organ rejection after kidney transplantation. Sirolimus was chosen for its "cytostatic" properties, as it inhibits rather than kills the proliferating cells that normally cause restenosis.

J&J indicated that it intends to commence marketing of the Cypher(TM) stent in Europe during late 2002 and is anticipating US marketing approval by late 2003. J&J currently controls 11% of the bare stent market (annual revenues of ~$US350 million) and by 2005 is projected to hold approximately 40% of the drug-eluting stent market (projected annual revenues of ~US$3.5 billion).

GUIDANT
Guidant has partnered with Cook Cardiology to develop the Achieve(TM) paclitaxel coated stent. Guidant developed the stent and Cook coats it with the drug, which is a generic formulation of the anti-proliferative drug Taxol. Guidant has completed a 180-patient ELUTES European clinical trial with impressive results and recently received a CE mark for the product. It announced that it plans to initiate marketing in the EU during late 2002. Guidant also anticipates an application to the FDA for marketing approval to be submitted during 2002.

The company has also recently completed enrollment of patients in a large 1024-patient DELIVER II clinical trial in the US to expand the use of the stent for high-risk and difficult-to-treat patients. Guidant currently has an estimated 33% of the bare stent market and by 2005 is projected to hold about 18% of the drug coated stent market.

BOSTON SCIENTIFIC
Boston is developing the Taxus(TM) (paclitaxel-coated) Express(TM) stent and has had excellent results in two European clinical trials (61-patient TAXUS and 538-patient TAXUS II). In May 2002 Boston received approval to market the Express(TM) stent in a limited commercial launch. Boston is currently conducting a 30-patient TAXUS III study for expanded use of the stent and is currently proceeding with a global clinical trial and a major 2000-patient TAXUS IV clinical trial in the US that is anticipated to be completed in 2004.

The Boston stent was developed by Medinol Inc. (Israel) and the paclitaxel formulation is licensed from Angiotech Pharmaceuticals (Canada). Boston Scientific currently has 17% of the bare stent market and by 2005 is projected to capture about 16% of the drug coated stent market.

MEDTRONIC
Medtronic is developing a number of drug-delivery devices, including coronary stents, using the NeuGene(R) anti-sense compounds licensed from AVI BioPharma. This family of therapeutic agents, known as Resten-NG, are designed to address the underlying genetic mechanism that leads to restenosis. Resten-NG is currently in Phase II human clinical trials.

Medtronic also has a Nitric Oxide coated stent in preclinical development and other anti-restenosis technologies in earlier stage development. While Medtronic is behind the other major stent companies in developing a coated drug stent, they remain a significant company in implanted medical devices, including stents. Medtronic currently has an estimated 29% of the bare stent market, but by 2005 is projected to hold less than 10% of the drug coated stent market.

ABBOTT LABORATORIES
In May 2002, Abbott acquired the cardiovascular stent business of Biocompatabiles (UK) for (pound)165 million (~US$235 million). This company has been developing the BioDIVYSIO biocompatible drug-eluting coronary stents, which are coated with PC (Phosphorylcholine). The BioDIVYSIO stent utilizes the anti-clotting properties of this natural protein to provide biocompatibility. The PC stent also permits drugs to be absorbed into the coating and released slowly after the device has been implanted. The company's cardiovascular products have received a CE mark in Europe and three models of the BioDIVYSIO stents are in clinical trials in the US.

The above represent the major companies with advanced coronary stent products and indicates the market trend towards development of drug-eluting stents. In addition to these major players in the drug-eluting stent market, there are also a number of smaller companies developing these types of products, including:

JOMED N.V. (NETHERLANDS)
JOMED is a European developer of products for minimally-invasive vascular intervention. The company is developing a biocompatible coated stent that releases low doses of tacrolimus and expects international marketing approval for this product in 2003. Recently JOMED licensed Elast-Eon, a proprietary biocompatible material from AorTech Biomaterials to improve the performance of its stent products.

IMPLANT SCIENCES (WAKEFIELD, MA)
Implant Sciences has developed a thin-coating technology based on a micro-porous polymer. The company is utilizing CardioTech's endothelial "cell seeding technology" to promote more effective healing of the blood vessels. The micro-porous polymer can also be impregnated with more than one drug, allowing enhanced anti-restenosis therapy.

The growth in interest in novel technologies for drug-eluting stents and biocompatible devices provides further support for the future value of the Company's product development plans and indicates the significant market potential in this sector. With the worldwide revenues for coronary stents projected to increase to approximately US$6 billion by 2005, there is a substantial opportunity for even a smaller company such as MIV Therapeutics, Inc., to penetrate this market, if it has leading edge technologies and a strong product development program.

Employees
---------

The Company currently has 6 full time employees.

In addition, the Company has entered into consulting agreements with five individuals to provide management services to the Company. The Company's Chief Financial Officer, Mr. Patrick McGowan, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities will also include liaison with attorneys, auditors, financial consultants, and the day to day business operations of the Company. Dr. Tom Troczynski has been hired as the Vice President of Coatings Technology to oversee the collaborative research between the University of British Columbia and the Company. The Company hired Mr. Arc Rajtar as the Vice President of Operations of its wholly owned subsidiary, MIVI Technologies, Inc. Mr. Rajtar's responsibilities include operations, logistics, engineering, quality assurance and regulatory affairs. The Company's President, CEO, and Chairman of the Board, Mr. Alan Lindsay, has been contracted through Alan Lindsay and Associates to oversee the following areas of the Company: general management, build the organization, corporate development, strategic planning, and financing. Dr. Wilfred Jefferies has been hired as a Scientific Consultant to the Company.

ITEM 2.  PROPERTIES

(a)  Real Estate                            None

(b)  Computer and Office Equipment          $53,795

Real Property
-------------

The Company owns no real property. It conducts all of its business from its 17,000 square foot leased facility in Vancouver, Canada. where it conducts its research and development of coronary stents and stent delivery systems and where it has its first laser manufacturing facilities and clean rooms for packaging. These facilities will be capable of producing 25,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for research and clinical trial purposes, and can be employed for first commercial production at such time, if ever, as the Company successfully acquires certification and registration permitting the sale of the MIVI Stent. The lease on the manufacturing facility extends to October 31, 2005, at a cost of $8,200 per month.

Intellectual Property and Intangibles
-------------------------------------

Patents
-------

The Company has a portfolio of patent applications relating to its proprietary laser-cut stent. In addition, the Company has licensed rights to patents filed by the University of British Columbia on the HAp coating and by Endovasc on the PROstent(TM) technology. The following is a summary of the patent filings to date:

MIVT PATENT PORTFOLIO - CORONARY STENTS
The Company has acquired patent rights and filed a number of patent applications in various international jurisdictions for its expandable stent. These patent applications include claims for both the unique geometry of its proprietary stents and various manufacturing processes. In addition, the Company has filed additional patent applications on its "implantable intravascular stent" technology, which protects the laser cut stents.

UBC PATENT PORTFOLIO - HAP COATING TECHNOLOGY
The University of British Columbia has filed patent applications on the novel coating technologies that the Company intends to use for its stent coating and for other medical devices. To date, UBC has filed patents to protect the novel ceramic coating technology and the use of these coatings to encapsulate drugs. Under the license agreement with UBC, the Company has the exclusive, worldwide rights to the technologies covered by these patents, including the rights to manufacture and market products using these technologies.

ENDOVASC PATENT PORTFOLIO - PROSTENT(TM) AND BIODEGRADABLE STENT
Endovasc has filed patents on its PROstent(TM) technology, as well as on the biodegradable coating. To date, Endovasc has two issued patents on these technologies:

PROSTHESIS WITH BIODEGRADABLE SURFACE COATING AND METHOD FOR MAKING SAME. US Patent No. 6, 395,023
Issued May 28, 2002

This patent covers a prosthesis for replacing or strengthening a particular part of the body that is coated with a biodegradable, resorbable and biocompatible surface coating. Biologically active microspheres are then embedded in the coating and release the active agents. The patent includes encapsulated PGE1 in a water-soluble polyethylene glycol mix as one of the biologically active agents and claims that the microspheres can release PGE1 at a controlled rate for up to six months.

COMPOSITION AND METHOD FOR MAKING A BIODEGRADABLE DRUG DELIVERY STENT. US Patent No. 5, 980,551
Issued November 9, 1999

This patent covers a stent or vascular graft for supporting a blood vessel or organ lumen that is coated with a biodegradable, resorbable and hemocompatible surface substrate. Biologically active microspheres are embedded in the stent substrate to controllably release the biologically active agent. The patent includes PGE1 in a water-soluble polyethylene glycol mix as one of the active agents.

The Company intends to continue working with its strategic partners to file additional patent applications to protect any new discoveries. In addition, the Company will maintain an aggressive patenting policy related to its internal product development programs to ensure that its technologies and potential future products are protected.

NICOTINE IN THERAPEUTIC ANGIOGENESIS AND VASCULOGENESIS
US Patent No. 6,417,205
Issued  July 9, 2002

The present invention features methods for induction of angiogenesis by administration of nicotine or other nicotine receptor agonist. Induction of angiogenesis by the methods of the invention can be used in therapeutic angiogenesis in, for example, treatment of ischemic syndromes such as coronary or peripheral arterial disease.

Domain Names
------------

The Company holds a 100% interest in the following domain names:

     o        mivi.ca
     o        mivitherapeutics.com
     o        mivitechnologies.com
     o        mivitech.com
     o        investorservice.com
     o        mivtherapeutics.com
     o        m-i-v.com

Trademarks
----------

The Company has applications pending in the United States Patent and Trademark Office and in Canada for protection of the trade name MIVI Therapeutics.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed in a current report on Form 8-K, filed on October 15, 2001, The Company's subsidiary, MIV Technologies, Inc. ("MIVI") commenced legal actions in the British Columbia Supreme Court on November 10, 2000 against one of its founders, John Ma (the "Defendant"), for breach of the Founders' Agreement dated March 16, 1999, breach of the Consulting Agreement dated March 16, 1999, and breach of the Share Purchase Agreement dated September 9, 1999. MIVI sought to cancel 2,967,000 of Defendant's shares of common stock of MIVI and sought recovery for damages for failure of performance, the cost of replacing Defendant's services, and costs incurred by MIVI.

The Defendant counterclaimed against the Company and its subsidiary and against certain of the other founders alleging various matters including a conspiracy to oust the Defendant and deprive him of his shares of common stock. Defendant sought up to 3,500,000 shares of MIVI common stock and conversion of all of his shares of MIVI common stock into shares of common stock of the Company, as well as recovery of anticipated future revenue of the consulting agreement and other general damages.

On June 22, 2001, the Defendant, certain of the MIVI founders, MIVI, and the Company entered into a Letter Agreement for Settlement Agreement to settle these legal actions and to lift the temporary injunction against completion of the transactions contemplated under the MIV Share Exchange Agreement, which was received by the Defendant on May 17, 2001.

As of May 31, 2002, the parties have not executed the settlement agreement. As a result the Plaintiff might reinstate his law suit against the Company. Management currently believes that it will be successful in defending against the plaintiff's claims. However, if the Plaintiff is successful, it would have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2002, the Company solicited consents from certain shareholders, seeking approval to amend the Company's Articles of Incorporation to:

1.       Change the name of the Company to MIV Therapeutics Inc.;

2. Increase the number of shares of common stock, par value $0.001 per share, that the Company is authorized to issue from 20,000,000 shares to 80,000,000 shares; and

3. Authorize up to 20,000,000 shares of preferred stock with class and series designations, par values, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

Approval of the amendment to the Articles of Incorporation required the affirmative vote of at least 51% of the shares of common stock outstanding as of the December 12, 2001 record date. The Board unanimously recommended that stockholders consent to the proposal.

The proposal was approved by the consent of shareholders representing 11,310,000 shares of common stock or 57% of the issued and outstanding shares of common stock. Effective March 5, 2002, DBS Holdings, Inc. changed its name to MIV Therapeutics Inc. The new ticker symbol (OTCBB: MIVT) became effective as of the opening of business on Monday, March 11, 2002.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The Company's common stock is listed on the OTCBB under the symbol "MIVT." Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2002 and 2001 as follows:

                                       Price Range of
                                       Common Stock

Quarter Ended                          High        Low

August 31, 2000                       0.60        0.50
November 30, 2000                       NO     TRADING
February 28, 2001                     0.51        0.31
May 31, 2001                          2.90        0.40

August 31, 2001                       2.70        1.35
November 30, 2001                     2.50        0.42
February 28, 2002                     1.15        0.42
May 31, 2002                          1.52        0.53

(b) As of May 31, 2002, the Company had approximately 16,665,500 shares issued and outstanding of the common stock. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

Plan of Operations
------------------

The Company has developed and acquired a family of medical device technologies that form the basis of its product development programs. The Company's proprietary products are derived from its expertise in minimally invasive implantable devices and from a series of licensed technologies for novel coating and drug delivery technologies.

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

     1.       Laser-cut coronary stent - in commercial manufacturing
     2.       Biocompatible coated stent - in late-stage development
     3.       Drug-eluting stent - in preclinical development
     4.       Biodegradable stent - in preclinical development
     5. ANGIOGENIX(TM)- (as a therapeutic coating for stents) Endovasc has approval for FDA phase III trials for other fields of use

In addition, the Company intends to use its proprietary coating and drug-delivery technologies, along with the biodegradable stent technology, to develop a series of drug-delivery devices that offer the benefits of local, sustained delivery of therapeutic agents from a biodegradable platform. The combination of these features would position MIV Therapeutics as a leader in the rapidly growing drug delivery sector.

Over the next 2-3 years, the Company intends to expand the volume of manufacturing of its existing laser-cut stent through private-label agreements and distribution agreements, targeting markets in countries where a cost-effective coronary stent would be a competitive product. During this same timeframe, the Company intends to complete development and obtain a CE mark for its biocompatible coated stents, which can then be marketed internationally through agreements with major medical device marketing partners. The initial focus will be on coated stents for use in angioplasty procedures, where a biocompatible product is required to prevent the development of restenosis.

While the biocompatible coated stent is in development, the Company will also be advancing its drug-eluting coronary stent through commercial development. This product is being developed jointly with Endovasc Ltd., Inc. ("Endovasc"), a Texas-based drug development company that has licensed its PROstent(TM) drug-eluting technology to MIVT for use on its proprietary laser-cut stent. Over the next two years this product will be developed through preclinical and early human clinical trials for prevention of restenosis, with the objective of securing a major partner to support late stage human clinical trials and marketing.

In addition, MIVT has an option to establish a joint venture with Endovasc to develop a novel biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications. The Company intends to advance this proprietary technology through to commercial development and utilize it as the basis for a range of drug delivery products for both coronary and other applications.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------

During the year ended May 31, 2002, the Company posted a net loss of $4.74 million. $3.1 million of this loss is attributed to the Company's stock based compensation expense and the accounting requirement to value the stock options granted under the Black Scholes option pricing model. The $3.1 million option expense is a non cash expense. The Company had a operating loss of $1.64 million not including the option expense. This compares to a net loss in Fiscal 2001 of $3.91 million. The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general and administrative costs. General and administrative costs included substantial professional fees, such as legal and accounting fees related to the Share Exchange, which was effective May 15, 2001. Working capital decreased from a deficit of $74,602 at May 31, 2001 to a deficit of $646,178 at May 31, 2002 as a result of these losses.

The Company's main focus during fiscal 2002 has been the acquisition and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems.

General & Administrative Expenses

General and administrative expenses decreased by $672,244 (42%) in fiscal 2002 to $917,421 compared to $1,589,665 in fiscal 2001. The decrease in 2002 was mainly due to cost cutting measures and improved efficiencies implemented by new management in fiscal 2002. A decrease in both corporate and financing activities also resulted in lower management fees and financing commissions being paid out.

Research & Development Expenses

Research and developmental costs decreased 54% in Fiscal 2002 to $544,660 compared to $1,182,380 in Fiscal 2001. The decrease in 2002 resulted primarily from the company focusing on research and development on its coating technology.

Legal costs related to patent application fees and costs incurred in preparation for human clinical trials, as well as the addition of personnel contributed in fiscal 2001 were not born in fiscal 2002 and attributed to the bulk of the decrease in costs.

Depreciation Expense

Depreciation expenses increased 42% in Fiscal 2002 to $149,395 compared to $104,985 in Fiscal 2002. The change in 2002 was mainly due to the added depreciation expense associated with the addition of fixed assets for the R&D subsidiary. Additional laboratory equipment was purchased in preparation for clinical trials as well as for ongoing research and developmental activities. With the addition of computer equipment and furniture, the depreciation expense also increased.

Interest Expense

Interest expense decreased 99% in Fiscal 2002 to $3,204 compared to $850,000 in Fiscal 2001. Fiscal 2001 interest expense was incurred as a result of the receipt of an unsecured non-interest bearing loan from a corporation controlled by its then-President and CEO. As the loan was converted into equity, it created a beneficial conversion and a corresponding interest expense valued at the dollar amount of the principal of the loan.

Interest Income

Interest income decreased 83% in Fiscal 2002 to $4,436 compared to $26,459 in Fiscal 2001. Interest income was lower in 2002 due to smaller cash balances resulting from the lower cash proceeds from the Company's financing activities.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $646,178, which raises substantial doubt about its ability to continue as a going concern.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of May 31, 2002, the Company had a working capital deficiency of $646,178.

On July 17, 2001, the Company issued 713,333 units at a price of $1.50 per unit. These units were subscribed to on May 15, 2001. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $1,015,823 ($1.42 per share) was allocated to the common shares and $54,117 ($0.08 per warrant) was allocated to the share purchase warrants. There were no share issuance costs with respect to this issuance. The warrants expired on November 30, 2001. Each warrant entitled the holder to purchase one share of common stock of the Company for $4.00.

On August 24, 2001, the Company issued 35,000 units at a price of $1.50 per unit for net proceeds of $52,500. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $51,809 ($1.48 per share) was allocated to the common shares and $691 ($0.02 per warrant) was allocated to the share purchase warrants. There were no share issuance costs with respect to this issuance. The warrants expire on December 27, 2001 (25,000) and January 2, 2002 (10,000). Each warrant entitles the holder to purchase one share of common stock of the Company for $4.00.

Warrants
--------

As at May 31, 2002, the Company has outstanding warrants to purchase 3,693,333 common shares at $1.50 per share, 2,560,000 expiring on April 30, 2003, and 1,133,333 expiring on June 14, 2003.

The following table summarizes information about the warrants issued by the
Company:

                                                             Number of
YEAR ended May 31, 2002                                      underlying shares
-----------------------                                      -----------------

Warrants outstanding - May 31, 2001                          2,560,000
Warrants issued                                              1,881,666
Warrants expired                                              (748,333)
Balance, end of period - May 31, 2002                        3,693,333

Of the warrants outstanding at May 31, 2001, 2,341,800 had an exercise price of $1.50 and expire on April 30, 2002. The remaining 600,000 warrants had an exercise price of $1.50 until March, 2001 with a reload option at $2.00 until March 20, 2002. During the year, the Board of Directors approved an extension to the first expiry date from March 20, 2001 to September 20, 2001, thereby extending the reload option to September 20, 2002. The reload option allows a further 600,000 warrants to be issued if, and only if, the initial 600,000 warrants are exercised. No value was ascribed to the reload feature described above.

On August 14, 2001, the Company changed the term on all of the previously outstanding warrants that were exchanged for warrants of MIV such that the exercise price for all warrants was $1.25 until April 30, 2002, and thereafter was $1.50, until the expiry date of April 30, 2003. The fair value of the 2,560,000 warrants of which terms are changed on this date, as determined by the Black Scholes option pricing model, is $1,448,960. As this change in status relates to potential shareholders, it has been treated as a distribution. Because the Company has a deficit, the amount has been booked as a charge to additional paid-in capital. This amount has been included in the Company's loss per share for the year ended May 31, 2002.

Stock-based compensation
------------------------

On June 12, 2001, the Company entered into a financial consulting services agreement with several consultants whereby these consultants were issued 75,000 common shares, with a fair value of $165,000, to provide advice on matters including strategic alliances, business development and general business consulting. These shares were issued upon execution of the agreement.

On July 17, 2001, the Company issued 113,334 common shares for finder's fee to the then President and CEO for a related part loan. These shares had a fair value of $236,868.

The Company does not have a formal stock option plan. The Company has however granted incentive stock options to employees, consultants, officers and directors of the Company.

At May 31, 2001, the Company had 1,687,500 options outstanding. During the year ended May 31, 2002, the Company granted 4,210,000 options and cancelled 2,322,500 options.

The following table summarizes information about the stock options issued by the
Company:

                                                  Number of     Weighted Average
Year Ended May 31, 2002                           Options       Exercise Price
-----------------------                           ---------     ----------------

Options outstanding - May 31, 2001                 1,687,500      $0.84
Options issued                                     4,210,000      $0.88
Options cancelled.                                (2,322,500)     $0.88
Balance, end of period - May 31, 2002              3,575,000      $0.86

Cash Position
-------------

At May 31, 2002, the Company had cash of $4,536 compared to $1,242,332 for Fiscal 2001. The decrease in the Company's cash position is due primarily to adverse market conditions which led to a difficult environment in which to raise equity for the Company. Working capital decreased from a deficiency of $74,602 in Fiscal 2001 to a deficiency of $646,178 in Fiscal 2002. This increase in deficiency in working capital is a result of significant decreases in cash and other current assets as a result of the Company's lack of equity financing. Current Assets decreased 85% in Fiscal 2002 to $190,352 compared to $1,299,037 in Fiscal 2001. Current Liabilities decreased 39% in Fiscal 2002 to $836,530 compared to $1,373,639 in 2001.

The Company intends to raise additional funds through equity financings via private offerings, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Capital Expenditures
--------------------

Capital expenditures decreased 97% in Fiscal 2002 to $14,385 compared to $542,724 in Fiscal 2001. The decrease in 2002 results primarily from the expansion of research and developmental activities that occurred in 2001. Laboratory Equipment, Leasehold improvements, Furniture and Fixture costs and computer and equipment costs increased marginally from 2001. Laboratory equipment increased from $521,530 in Fiscal 2001 to $524,250 in Fiscal 2002. Leasehold improvement costs increased to $49,158 in Fiscal 2002 compared to $42,913 in Fiscal 2001. Furniture and Fixture costs increased to $39,404 in Fiscal 2002 compared to $35,353 in Fiscal 2001. Computers and equipment increased to $97,905 in Fiscal 2002 compared to $96,528 in Fiscal 2001.

Accounts Payable & Accrued Liabilities
--------------------------------------

Accounts payable and accrued liabilities decreased 20% in Fiscal 2002 to $312,891 compared to $391,316 in Fiscal 2001. Decreased activities from both corporate and R&D activities led to this decrease in payables.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$6 million in research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program. The Company has also established a strategic alliance with Endovasc.

The Company requires financing of US$2.5 million in 2002 to initiate marketing efforts for its laser-cut stent, to commercialize its HAp coating technologies and move the PROstent(TM) product into preclinical studies. Based on its cash flow projections, the Company anticipates that it will require additional funds in 2003 to continue the commercial development of the coated stent products. These funds could be provided through exercise of existing warrants and options, or through a subsequent round of financing.

Factors That May Affect Future Results and Market Price of Stock.
-----------------------------------------------------------------

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

DEVELOPMENT STAGE COMPANY

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

LIMITED OPERATION HISTORY.

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

HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES.

Since inception, the Company has suffered recurring losses, totaling $10.7 million as of May 31, 2002. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

UNPREDICTABILITY OF REVENUES.

The life cycle of the products that the Company plans to develop is difficult to predict. Failure to gain timely market acceptance of its products would have a material adverse effect on the Company's ability to generate revenue, and would have a material adverse effect on the Company's business, financial condition and results of operations. To successfully gain market acceptance, the Company must develop the ability to manufacture its products in large quantities in compliance with regulatory requirements and at an acceptable cost. The Company has no long-term experience in manufacturing stent products, and could experience difficulties in development or manufacturing that may have a material adverse effect on the Company's ability to market its product. Moreover, there can be no assurance that the Company will be successful in scaling up manufacturing operations sufficient to produce its products in sufficient volume to generate market acceptance.

COMPETITION AND MARKET FACTORS.

The market in which the Company intends to operate is dominated by several large firms with established products, and the Company's success is dependant upon acceptance of its products by the medical community as reliable, safe and cost-effective. It may be difficult or impossible for the Company to achieve such acceptance of its products in view of these market conditions. In addition, the Company's competitors are more financially stable than the Company and have significant resources for research and development available to them. Thus it is likely that they will be quicker to market than the Company, with products that will compete with its products, should it be successfully approved and commercialized. Moreover, even if the Company successfully brings its products to market ahead of its projected competitors, established competitors could quickly bring products to market that would compete. In addition, the medical device market is subject to constant introduction of new products and designs. Market acceptance of the Company's products may be influenced by new products or technologies that come to market, which could render the Company's products obsolete or prohibitively expensive.

DEPENDENCE ON FINANCING.

The Company's capital requirements have been and will continue to be significant. The Company will be dependant on future financing to fund its research and development as well as other working capital requirements. The Company estimates that its current working capital will support its activities for no more than four months. After that time, the Company will need additional financing. The Company is currently anticipating further subscriptions for its common stock, but there can be no assurance that these subscriptions will be forthcoming or that they will result in sufficient capital for the Company to meet its current and expected working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements. Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

DEPENDENCE MANAGEMENT AND RECRUITING.

The Company currently has 6 full time employees and only three full-time officers and directors. In addition, the Company has entered into consulting agreements with three individuals two of whom are also a Directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

INTELLECTUAL PROPERTY RISKS.

The Company's success will depend in part on whether the Company can obtain patent protection for its products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. The Company has patent applications pending in the United States and in several foreign markets, and is in the process of filing additional foreign patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the MIVI laser-cut stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the MIVI laser-cut stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

PRODUCT LIABILITY EXPOSURE.

The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products. While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. The Company has not yet sought to obtain product liability coverage. The Company intends to obtain such coverage when it is apparent that the MIVI Stent or other products developed bythe Company will be marketable. There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company's results or ability to continue marketing its products.

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT.

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

PENNY STOCK RULE.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

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

The Company also reported on its Form 8-K dated November 13, 2001 that PricewaterhouseCoopers LLP was appointed as auditors of the Company as of November 8, 2001. Finally, the Form 8-K dated November 13, 2001 also reported that the Company has changed its fiscal year, from its former fiscal year ending February 28 to a new fiscal year ending each May 31. This was the fiscal year end for MIV and MIVI, which now contain all of the Company's operations.

On January 22, 2002 the Company reported on its Form 8-K that Pricewaterhousecoopers LLP (the "Former Accountant") were dismissed as principal independent accountants for the Company on December 19, 2001. The Company has engaged Morgan & Company, Chartered Accountants as its principal accountants effective January 10, 2002. The decision to change accountants has been approved by the Company's board of directors.

The Former Accountant's reports on the Company's consolidated financial statements for each of the past two fiscal years ended May 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of August 20, 2002. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

Name                   Age   Title                                     Term
----                   ---   -----                                     ----

Alan P. Lindsay        52    Chairman, President, CEO                   Annual

James R. Elliott       44    Director, CTO                              Annual

Patrick A. McGowan     63    Executive Vice President, CFO,
                             Secretary, Director                        Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay             100%
James R. Elliott             10%
Patrick A. McGowan          100%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c)      Family Relationships.    None

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

ALAN P. LINDSAY, Chairman, President, and CEO, age 52. He was formerly
Chairman, President and CEO of AZCO Mining Inc., an American Stock Exchange and Toronto Stock Exchange listed company that he co-founded in 1988. Mr. Lindsay was also the Chairman of the Board of GeneMax Pharmaceuticals Inc., a company he co-founded and assisted with its financing. Mr. Lindsay has an extensive background in business management, marketing, and financing. Prior to founding AZCO Mr. Lindsay was responsible for building a significant business and marketing organization for Manulife Financial in Vancouver, BC. Mr. Lindsay has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

JAMES R. ELLIOTT, CTO, Director, age 44, will guide the Company in the deployment of its research and development efforts. Mr. Elliott is presently President, CEO and founder of MDMI Technologies Inc. From 1994 to 1998, he was a senior executive at the Canadian operation of Arterial Vascular Engineering
(AVE) and a key factor in that firm's successful turnaround. Mr. Elliott's responsibilities included product development, regulatory approval and significant customer interaction. In late 1997, AVE's US plant came on-stream, and within a year, AVE was acquired by Medtronic for US$4.2 billion. Mr. Elliott brings in extensive experience as a medical device engineer, marketer and visionary with vast knowledge of the regulatory approval process. Mr. Elliott obtained his Masters of Engineering Science from the University of Western Ontario, and his Bachelors of Applied Science and Bachelors of Science from the University of British Columbia. Mr. Elliott has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. Elliott has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

PATRICK A. MCGOWAN, Chief Financial Officer, Secretary, age 63, is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. He has been engaged by the Company to serve as its Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial representatives and the day to day business operations of the Company. Mr. McGowan served as President, Executive Vice-President and CEO of various private and publicly traded companies. As Chief Executive Officer of Flecto Coatings, Canada, from 1972 to 1979 and Flecto Coatings, Ltd., U.S.A., from 1979 to 1981, Mr. McGowan guided the corporation through a dramatic period of growth and consistently achieved corporate profit objectives. The specialty coating, marketed under the brand name Varathane(TM), has become an internationally recognized household product. Mr. McGowan also served as National Sales Manager for McNeil Laboratories (Canada) Ltd., a subsidiary of Johnson & Johnson, for seven years. He was responsible for the determination of marketing strategy of new and existing products and maintained liaison with international research facilities on product development. Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to May 31, 2002 to each of its executive officers

                                        SUMMARY COMPENSATION TABLE

                           Annual Compensation                              Long Term Compensation

(a)                        (b)      (c)          (d)      (e)               (f)              (g)

Name and                   Year     Salary       Bonus    Other             Restricted       Securities
Principal                           ($)          ($)      Annual            Stock            Underlying/
Position                                                  Compensation      Awards           Options
                                                          ($)               ($)              (#)
Alan P. Lindsay(1)         2002     133,100(2)                              -                100,000
President, CEO             2001     110,000      -         -                -                -
and Chairman               2000     65,000       -         -                -                -

James R. Elliott           2002     16,181       -         -                -                250,000
Director                   2001     -            -         -                -                -
                           2000     -            -         -                -                -

Patrick A. McGowan         2002     24,411       -         -                -                250,000
CFO, Secretary             2001     -            -         -                -                -
and Director               2000     -            -         -                -                -


Dr. Wilfred Jefferies(3)   2002     53,500       -         -                -                250,000
Vice President and         2001     -            -         -                -                -
Director                   2000     -            -         -                -                -

(1) Mr. Alan Lindsay was appointed as President, CEO and Chairman on October 11, 2001.

(2) Of the $133,100 salary to Alan P. Lindsay, $30,500 has been paid and $102,600 remains accrued salary.

(3) Dr. Wilfred Jefferies resigned as Vice President and Director on April 17, 2002, however he still remains on the Company's Scientific Advisory Board, and is a Scientific Consultant to the Company.

(a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2002.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------- ------------------------ ------------------------ ------------------ ----------------
Name                   Number of Securities     Percent of total         Exercise or Base   Expiration Date
                       Underlying Option/SAR    Option/SAR Granted in    Price
                       Granted (#)              Fiscal Year              ($/S#)
---------------------- ------------------------ ------------------------ ------------------ ----------------
Alan Lindsay                      100,000                2.4%                  1.00           05/01/2006
---------------------- ------------------------ ------------------------ ------------------ ----------------
James Elliott                     250,000                6.1%                  0.55           10/29/2007
---------------------- ------------------------ ------------------------ ------------------ ----------------
Patrick McGowan                   150,000                6.1%                  0.80           05/16/2006
                                   25,000                                      0.55           10/29/2006
                                   75,000                                      0.55           11/30/2006
---------------------- ------------------------ ------------------------ ------------------ ----------------
Wilfred Jefferies                 100,000                6.1%                  1.00           05/01/2006
                                  150,000                                      0.55           11/30/2007
---------------------- ------------------------ ------------------------ ------------------ ----------------

                  Aggregated Option Exercises and Option Values
                  ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2001 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of August 20, 2002

---------------------- ------------------------ -------------------------- ---------------------------------
Name                   Shares Acquired on       Value Realized             Number of Securities
                       Exercise (#)                                        Underlying Options
                                                                           Exercisable/Unexercisable
---------------------- ------------------------ -------------------------- ---------------------------------

Alan Lindsay                      n/a                      n/a                         100,000
---------------------- ------------------------ -------------------------- ---------------------------------
James Elliott                     n/a                      n/a                         250,000
---------------------- ------------------------ -------------------------- ---------------------------------
Patrick McGowan                   n/a                      n/a                         250,000
---------------------- ------------------------ -------------------------- ---------------------------------
Wilfred Jefferies                 n/a                      n/a                         250,000
---------------------- ------------------------ -------------------------- ---------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 16,665,500 shares outstanding at May 31, 2002.

Title of  Name and Address of                        Amount of Beneficial               Percent
Class     Beneficial Owner                           Interest                           of Class

Common   Isaiah Capital, Ltd.                        2,000,000                          12%
         P.O. Box 546
         28-30 The Parade
         St. Helier, Jersey
         Channel Islands  JE4 8XY

Common   Stephen Walters                             2,308,334 shares (1)                13.45%
         Bali View Block A4/7
         J1 Cirendue Raya 46
         Jakarta, Indonesia

Common   Carlingford Assets, Ltd.                    1,620,000 shares (1)                 9.72%
         80 Raffles Place
         #16-20 UOB Plaza 2
         Singapore

Common   James Davidson                              2,800,000 shares (2)                16.70%
         108 North Alfred Street
         Suite 200
         Alexandria, VA  22314

Common   New Paradigm Capital, Ltd.                  1,000,000 shares                     6.00%
         Clarendon House
         Bermuda Road
         Hamilton, Bermuda

(1) Includes (i) 188,334 shares reflected by virtue of Mr. Walters' control of Ganesha Holdings Limited, (ii) 1,620,000 shares reflected by virtue of Mr. Walters' control of Carlingford Assets Limited, (iii) 300,000 options to purchase shares of the Company, and (iv) options reflected by virtue of Mr. Walter's control of Ganesha Holdings Limited.

(2) Includes (i) 1,200,000 shares owned directly by Mr. Davidson, (ii) 500,000 shares owned by Mr. Davidson's minor children, over which he holds voting and investment control, (iii) 100,000 options to purchase shares of the Company, and (iv) 1,000,000 shares owned by New Paradigm Capital Ltd., of which Mr. Davidson owns 48% of the voting and investment control.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at May 31, 2002.

Title of    Name and Address of                         Amount of                  Percent
Class       Beneficial Owner                            Beneficial Interest        of Class

Common      Alan P. Lindsay (3)                         100,000 Options            0.6%
            #2701 - 1500 Hornby St.
            Vancouver, BC  V6Z 2R1

Common      James R. Elliott                            250,000 Options            1.5%
            643 Tsawwassen Beach Road
            Delta, BC  V4M 2Z2

Common      Patrick A. McGowan                          250,000 Options            1.5%
            211 - 1148 Westwood Street
            Coquitlam, BC  V3B 7M5

Common      Dr. Wilfred Jefferies                       250,000 Options            1.5%
            12596 - 23rd Ave.
            Surrey, BC  V4A 2C4

Total as a group                                        850,000 Options            5.1%

(3) Excludes 500,000 shares owned by Lindsay Capital Corp., controlled by Mrs. Lindsay, of which Mr. Lindsay disclaims any beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid $30,500 in management and directors fees to companies with common directors and officers of the Company. As at May 31, 2002, $127,600 was due to this Company.

The Company paid $127,081 in consulting fees to directors of the Company. As at May 31, 2002, $113,000 was due to them.

                                     Part IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB"

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2002 are filed as part of this report.

         (1) Financial statements of MIV Therapeautics, Inc.

                                                                         Page

Independent Auditor's Report for year ended May 31, 2002..................F-1

Consolidated Balance Sheet at May 31, 2002 and 2001.......................F-2

Consolidated Statements of Operations for each of two years in the period ended May 31, 2002.............................................F-3

Statement of Changes in Shareholders' Equity for each of the two years in the period ended May 31, 2002................................F-4

Consolidated Statements of Cash Flows for each of the
two years in the period ended May 31, 2002................................F-5

Notes to Consolidated Financial Statements................................F-6

          (2)     Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)   Articles of Incorporation
3.2 (a)   By-laws
23.1      Consent of Morgan Company, Chartered Accountants

99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO
99.3     Press Release dated October 30, 2001: DBS Holdings Appoints Mr. James
         Elliott
99.4 Press Release dated November 6, 2001: DBS Holdings, a Coronary Stent Development Company, Appoints Dr. Wilfred Jefferies
99.5 Press Release dated November 8, 2001: DBS Holdings Appoints CFO and Engages PricewaterhouseCoopers as Auditor
99.6 Press Release dated January 23, 2002: DBS Holdings Proposes Name Change and Increase in Share Capital
99.7 Press Release dated February 19, 2002: DBS Holdings Reaches Agreement on Medical Device Coatings
99.8 Press Release dated February 28, 2002: DBS Holdings Enhances Coronary Stent Development Team
99.9 Press Release dated March 11, 2002: DBS Holdings (DBSH:OTCBB) Changes Name and Trading Symbol
99.10 Press Release dated May 22, 2002: MIV Therapeutics, Inc. Announces Licensing of Endovasc's Prostent
99.11 Press Release dated June 13, 2002: MIV Therapeutics, Inc. Announces Joint Venture Agreement on Cardiovascular Disease Technologies

(a) Included as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b)      Reports on Form 8-K

On July 26, 2001, the Company filed an amendment to the report on Form 8-K filed May 15, 2001, which announced the closing of the transactions contemplated by the Exchange Agreement reported in the prior 8-K, and disclosing resulting developments within the Company.

On October 15, 2001, the Company filed a report on Form 8-K, which described the change in Management and Board of the Company and the resignation of M-I Vascular Innovations, Inc. auditors. The Form 8-K also indicated that the Company is late in its filings, and that its financial viability may be in question. The Form 8-K also indicated the Company has entered into a formal settlement agreement dated September 14, 2001 in respect of resolving the legal action with one of MIV's founder.

On November 13, 2001, the Company filed a report on Form 8-K disclosing changes in its independent auditors and fiscal year end.

On December 3, 2001, the Company filed a report on Form 8-K disclosing the audited financial statements for the year ended May 31, 2000.

On January 22, 2002, the Company filed a report on Form 8-K reporting the change of the Company's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 29, 2002                    MIV THERAPEUTICS, INC.

                                             /S/ ALAN P. LINDSAY
                                            ------------------------------------
                                            Alan P. Lindsay
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN P. LINDSAY                       Director            August 29, 2002
---------------------------
Alan P. Lindsay

/S/ JAMES R. ELLIOT                       Director            August 29, 2002
---------------------------
James R. Elliott

/S/ PATRICK MCGOWAN                       Director            August 29, 2002
---------------------------
Patrick McGowan

                                                           MORGAN
                                                           COMPANY
                                                           CHARTERED ACCOUNTANTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MIV Therapeutics Inc.
(Formerly DBS Holdings, Inc.)
(A Development Stage Company)

We have audited the consolidated balance sheet of MIV Therapeutics Inc. (formerly DBS Holdings, Inc.) (a development stage company) as at May 31, 2002, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

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

The consolidated balance sheet as at May 31, 2001 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended May 31, 2001 and 2000 were audited by other auditors who expressed an unqualified opinion on November 13, 2001.

Vancouver, Canada                                       "Morgan & Company"

August 29, 2002                                         Chartered Accountants


                                   MIV THERAPEUTICS INC.
                               (FORMERLY DBS HOLDINGS, INC.)
                               (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------
                                                                            MAY 31
                                                                    2002             2001
------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash and cash equivalents                                 $     4,536    $   332,332
     Cash held in trust                                               --          910,000
     Prepaid expenses and deposits                                  21,933         41,785
     Other receivable                                              163,883         14,920
                                                               -----------    -----------
                                                                   190,352      1,299,037
LICENSE (Note 9)                                                   200,000           --
PLANT AND EQUIPMENT (Note 4)                                       428,098        564,411
                                                               -----------    -----------

                                                               $   818,450    $ 1,863,448
==========================================================================================
LIABILITIES
CURRENT
     Accounts payable and accrued liabilities                  $   836,530    $   523,639
     Related party loan (Note 6)                                      --          850,000
                                                               -----------    -----------
                                                                   836,530      1,373,639
                                                               -----------    -----------

MINORITY INTEREST                                                     --          560,611
                                                               -----------    -----------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK (Note 7)
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares
     Issued and outstanding:
         16,665,500 common shares at May 31, 2002 and
         14,595,500 common shares at May 31, 2001                   16,665         14,596

OTHER CAPITAL ACCOUNTS                                           8,129,053      4,092,723
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (8,136,883)    (4,207,417)
ACCUMULATED OTHER COMPREHENSIVE INCOME                             (26,915)        29,296
                                                               -----------    -----------
                                                                   (18,080)       (70,802)
                                                               -----------    -----------
                                                               $   818,450    $ 1,863,448
==========================================================================================

Approved by the Directors:

---------------------------------                 ------------------------------
Director                                           Director

                                   MIV THERAPEUTICS INC.
                               (FORMERLY DBS HOLDINGS, INC.)
                               (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                 (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------
                                                                             PERIOD FROM
                                                                            INCORPORATION
                                                                             JANUARY 20
                                                       YEARS ENDED             1999 TO
                                                          MAY 31                MAY 31
                                                   2002           2001           2002
-----------------------------------------------------------------------------------------
EXPENSES
     General and administrative              $    917,421    $  1,589,665    $  3,613,177
     Stock based compensation*                  3,124,833         211,030       3,335,863
     Research and development                     544,660       1,182,380       2,396,581
     Depreciation                                 149,395         104,985         279,656
     Interest expense                               3,204         850,000         853,204
                                             --------------------------------------------

LOSS FROM OPERATIONS                            4,739,513       3,938,060      10,478,481

INTEREST INCOME                                    (4,436)        (26,459)        (48,970)
                                             --------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST      4,735,077       3,911,601      10,429,511

LESS:  MINORITY INTEREST SHARE OF LOSS           (805,611)           --              --
                                             --------------------------------------------

LOSS FOR THE YEAR                            $ (3,929,466)   $  3,911,601    $ 10,429,511
=========================================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE       $      (0.24)   $      (0.25)
==========================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      16,382,135      15,805,869
=========================================================================

* Note: Stock based compensation does not represent cash remuneration to the officers, directors or consultants and the calculation of the "value" at the date of grant is more fully disclosed in Notes 3(k) and 7(d).

                                           MIV THERAPEUTICS INC.
                                       (FORMERLY DBS HOLDINGS, INC.)
                                       (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                                               PERIOD FROM
                                                                                              INCORPORATION
                                                                                                JANUARY 20
                                                                      YEARS ENDED                1999 TO
                                                                         MAY 31                  MAY 31
                                                                 2002             2001            2002
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the year                                      $ (3,929,466)   $ (3,911,601)   $(10,429,511)
     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                              3,124,833         211,030       4,014,715
         Interest expense on related party loan                     --           850,000         850,000
         Depreciation                                            149,395         104,985         279,656
         Leasehold improvements written down                        --            13,300          13,300
         Minority interest                                      (805,611)           --              --
     Changes in non-cash working capital items:
         Other receivable                                       (148,963)        (15,076)       (164,039)
         Prepaid expenses and deposits                            19,852         (12,759)        (22,613)
         Accounts payable and accrued liabilities                312,891         391,316         750,313
                                                            ---------------------------------------------
                                                              (1,277,069)     (2,368,805)     (4,708,179)
                                                            ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                       52,500       1,719,925       3,656,143
     Deferred financing costs                                       --            62,100            --
     Related party loan                                             --           850,000         850,000
     Cash acquired in reverse acquisition                           --            13,824          13,824
     Subscriptions received                                      256,066       1,070,000       1,326,066
     Common stock redemption                                        --          (120,000)       (120,000)
                                                            ---------------------------------------------
                                                                 308,566       3,595,849       5,726,033
                                                            ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of license                                     (200,000)           --          (200,000)
     Purchases of plant and equipment                            (14,385)       (542,724)       (725,972)
                                                            ---------------------------------------------
                                                                (214,385)       (542,724)       (925,972)
                                                            ---------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                  (54,906)        (29,244)        (87,346)
                                                            ---------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (1,237,796)        655,076           4,536

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   1,242,332         587,256            --
                                                            ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $      4,536    $  1,242,332    $      4,536
=========================================================================================================


                                                       MIV THERAPEUTICS INC.
                                                   (FORMERLY DBS HOLDINGS, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                            MAY 31, 2002
                                                      (STATED IN U.S. DOLLARS)

                                                            COMMON STOCK                               OTHER CAPITAL ACCOUNTS
                                     ------------------------------------------------------------ ----------------------------------
                                        Number                                     Additional                           Common
                                          Of           Par                          Paid-In           Deferred           Stock
                                        Shares        Value        Warrant          Capital         Compensation       Issuable
                                     -----------------------------------------------------------------------------------------------

Balance, May 31, 2000                  13,564,990  $    13,565  $      257,794  $     1,766,881   $     (30,820)    $      505,963

Issuance of common stock
     For cash                           1,865,000        1,865         540,492        1,119,743            -                 -
     For settlement of agreement
                                           62,000           62          -                42,470            -                 -
     For conversion of
       subscriptions receivable           269,800          270          84,717          164,813            -              (249,800)
Common Shares issuable                     -              -             -                 -                -                53,100
Subscriptions received                     -              -             -                 -                -                57,825
Stock options granted                      -              -             -               112,600            -                 -
Common Shares issuable pursuant to
  anti-dilution provision
                                           -              -             -                 -                -                25,147
Amortization of stock based
  compensation                             -              -             -                 -              20,183              -
Beneficial conversion on related
  party loan                               -              -             -               850,000            -                 -
Comprehensive income (loss)
     Loss for the year                     -              -             -                 -                -                 -
     Foreign currency translation
       adjustment                          -              -             -                 -                -                 -
                                     ------------- -- --------- -- ------------ ----------------------------------------------------
Balance prior to recapitalization      15,761,790       15,762         883,003        4,056,507         (10,637)           392,235
Minority interest of M-I Vascular
  Innovations, Inc. (Note 1(b))        (6,751,790)      (6,752)       (113,776)      (1,792,374)           -              (392,235)
                                     ------------- -- --------- -- ------------ ----------------------------------------------------
Total relating to final M-I
  Vascular Innovations, Inc. May
  15, 2001                              9,010,000        9,010         769,227        2,264,133         (10,637)             -
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.) shareholders
  at May 15, 2001                      11,085,500       11,086          -               150,104            -                 -
Share redemption pursuant to share
  exchange and finance agreement
                                       (5,500,000)      (5,500)         -              (150,104)           -                 -
Subscriptions received                     -              -             -                 -                -             1,070,000
                                     -----------------------------------------------------------------------------------------------

Balance, May 31, 2001                  14,595,500       14,596         769,227        2,264,133         (10,637)         1,070,000

                                                                 F-5a

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(CONTINUED)

                                                  Accumulated
                                                  Accumulated         Deficit
                                                     Other          Accumulated
                                                 Comprehensive      During The          Total
                                                    Income          Development     Stockholders'
                                                    (Loss)             Stage            Equity
                                              ----------------------------------------------------

Balance, May 31, 2000                         $       (731)      $   (1,782,036)  $       730,616

Issuance of common stock
     For cash                                         -                   -             1,662,100
     For settlement of agreement
                                                      -                   -                42,532
     For conversion of
       subscriptions receivable                       -                   -                 -
Common Shares issuable                                -                   -                53,100
Subscriptions received                                -                   -                57,825
Stock options granted                                 -                   -               112,600
Common Shares issuable pursuant to
  anti-dilution provision
                                                      -                   -                25,147
Amortization of stock based
  compensation                                        -                   -                20,183
Beneficial conversion on related
  party loan                                          -                   -               850,000
Comprehensive income (loss)
     Loss for the year                                -              (3,911,601)       (3,911,601)
     Foreign currency translation
       adjustment                                   30,027                -                30,027
                                             ------------------------------------------------------
Balance prior to recapitalization                   29,296           (5,693,637)         (327,471)
Minority interest of M-I Vascular
  Innovations, Inc. (Note 1(b))                       -               1,744,526          (560,611)
                                             ------------------------------------------------------
Total relating to final M-I
  Vascular Innovations, Inc. May
  15, 2001                                          29,296           (3,949,111)         (888,082)
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.) shareholders
  at May 15, 2001                                     -                (193,910)          (32,720)
Share redemption pursuant to share
  exchange and finance agreement
                                                      -                 (64,396)         (220,000)
Subscriptions received                                -                   -             1,070,000
                                             ------------------------------------------------------

Balance, May 31, 2001                               29,296           (4,207,417)          (70,802)

                                            F-5b

                                               MIV THERAPEUTICS INC.
                                           (FORMERLY DBS HOLDINGS, INC.)
                                           (A DEVELOPMENT STAGE COMPANY)

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                   MAY 31, 2002
                                             (STATED IN U.S. DOLLARS)

                                                            COMMON STOCK                               OTHER CAPITAL ACCOUNTS
                                     ------------------------------------------------------------ ----------------------------------
                                        Number                                     Additional                           Common
                                          Of           Par                          Paid-In           Deferred           Stock
                                        Shares        Value        Warrant          Capital         Compensation       Issuable
                                     ------------- ------------ --------------- ----------------- ----------------- ----------------

Balance, May 31, 2001                  14,595,500  $    14,596  $      769,227  $     2,264,133   $     (10,637)    $    1,070,000

Issuance of common stock
     For subscription received
       (Note 7(a))                        713,333          713          54,177        1,015,110            -            (1,070,000)
     For cash (Note 7(a))                  35,000           35             691           51,774            -                 -
     For settlement of related
       party loan (Note 6)              1,133,333        1,133         326,268          522,599            -                 -
     For finders' fees
       (Note 7(b))                        113,334          113          -               236,755            -                 -
     For services rendered (Note
       7(b))                               75,000           75          -               164,925            -                 -
Stock option grants (Note 7(d))            -              -             -             2,552,073        (322,439)             -
Expiration of warrants
  (Note 7(c))                              -              -            (54,868)          54,868            -                 -
Amortization of stock based
  compensation                             -              -             -                 -             248,331              -
Subscriptions received (Note7(e))
                                           -              -             -                 -                -               256,066
Comprehensive income (loss)
     Loss for the year                     -              -             -                 -                -                 -
     Foreign currency translation
       adjustment                          -              -             -                 -                -                 -
                                     -----------------------------------------------------------------------------------------------

Balance, May 31, 2002                  16,665,500  $    16,665  $    1,095,495  $     6,862,237   $     (84,745)    $      256,066
                                     ===============================================================================================

                                                             F-6a

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(CONTINUED)

                                       Accumulated         Deficit
                                          Other          Accumulated
                                      Comprehensive      During The          Total
                                         Income          Development     Stockholders'
                                         (Loss)             Stage            Equity
                                    ------------------ ---------------- -----------------

Balance, May 31, 2001               $     29,296       $   (4,207,417)  $       (70,802)

Issuance of common stock
     For subscription received
       (Note 7(a))                          -                   -                 -
     For cash (Note 7(a))                   -                   -                52,500
     For settlement of related
       party loan (Note 6)                  -                   -               850,000
     For finders' fees
       (Note 7(b))                          -                   -               236,868
     For services rendered (Note
       7(b))                                -                   -               165,000
Stock option grants (Note 7(d))             -                   -             2,229,634
Expiration of warrants
  (Note 7(c))                               -                   -                 -
Amortization of stock based
  compensation                              -                   -               248,331
Subscriptions received (Note7(e))
                                            -                   -               256,066
Comprehensive income (loss)
     Loss for the year                      -              (3,929,466)       (3,929,466)
     Foreign currency translation
       adjustment                        (56,211)               -               (56,211)
                                   ------------------------------------------------------

Balance, May 31, 2002               $    (26,915)      $   (8,136,883)  $       (18,080)
                                   ======================================================

                                           F-6b

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

1.   ORGANIZATION AND BUSINESS OF THE COMPANY

     MIV Therapeutics Inc. (the "Company") is a development stage company involved in the design, manufacture and development of a new generation of implantable medical devices that will utilize its advanced biocompatible stent coating and drug-delivery technologies.

     On April 25, 2001, the Company entered into a Share Exchange and Finance Agreement (the "MIV Share Exchange Agreement") with M-I Vascular Innovations, Inc. ("MIV") and certain shareholders of MIV (the "MIV Shareholders"), whose total ownership constituted more than 50% of the stockholders of MIV. The MIV Share Exchange Agreement closed effective as of May 15, 2001. As a consequence, the Company acquired control of MIV and control of the Company shifted from the founders of the Company to the MIV Shareholders. The change of control resulted from the combined effect of
     (i) a redemption of 5,500,000 of the common shares, and (ii) the issuance of common stock by the Company in a one-for-one exchange for the shares of MIV stock held by the MIV Shareholders. As a result, the MIV Shareholders signing the agreement now own or have the right to own a total of 9,010,000 shares of the outstanding common stock of the Company. The MIV Share Exchange Agreement requires the Company to also make an offer to the remaining shareholders of MIV upon the demand of MIV.

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

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

1.   ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

     Recapitalization (Continued)

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

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

2.   GOING CONCERN

     Since inception, the Company has suffered recurring losses, totalling $8,136,883 as of May 31, 2002, and has a net working capital deficiency. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialisation of its stent technology. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialisations of its products, or that the Company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the Company will be able to obtain sufficient funds on terms acceptable to the Company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of MIV Therapeutics, Inc. (incorporated in Nevada, USA), M-I Vascular, Inc. (incorporated in Delaware, USA), and its wholly owned subsidiary, MIVI Technologies, Inc. (incorporated in Yukon, Canada). All significant intercompany transactions and balances have been eliminated.

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

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Capital Assets

          Capital assets are recorded at cost and amortized as follows:

                  Furniture and fixtures         5 years straight line basis
                  Computer equipment             3 years straight line basis
                  Laboratory equipment           5 years straight line basis
                  Leasehold improvements         Over term of lease

     e)   Leasehold Improvements

          The benefit associated with leasehold inducements is recognized over the term of the lease.

     f)   Research and Development Costs

          Expenditures for research and development are expensed in the period incurred.

     g)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     h)   Foreign Currency Translation

          The Company's subsidiary's operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Financial Instruments and Concentration of Credit Risk

          The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, and amounts due to and from related parties.

          Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     j)   Loss Per Share

          Loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive.

     k)   Stock Based Compensation

          The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

     l)   Comprehensive Loss

          Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders. The Company's comprehensive loss consists solely of net earnings and foreign currency translation adjustment for the year.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

          The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     n)   Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 - "Business Combinations", and SFAS No. 142 - "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on June 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on June 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)   Recent Accounting Pronouncements (Continued)

          In October 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on June 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

     o)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts revenues and expenses during the period. Actual results could differ from those estimates.

4.   CAPITAL ASSETS

                                                                     2002                                2001
                                             ---------------------------------------------------    ----------------
                                                                Accumulated        NET BOOK            Net Book
                                                  Cost          Depreciation         VALUE               Value
                                             ---------------------------------------------------    ----------------
    Furniture and fixtures                   $       39,404   $      12,260     $       27,144      $      30,643
    Computer equipment                               97,905          71,254             26,651             56,921
    Laboratory equipment                            524,250         176,499            347,752            450,618
    Leasehold improvements                           49,158          22,607             26,551             26,229
                                             ---------------------------------------------------    ----------------

                                             $      710,717   $     282,620     $      428,098      $     564,411
                                             ===================================================    ================

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        2002             2001
                                                                                  ------------------------------
    Supplemental non-cash investing and financing activities

    Issuance of common stock for:
         Accounts payable in settlement of agreement                              $      -        $   42,532
         Related party loan (Note )                                                    850,000           -
         Services (Note )                                                              165,000           -
         Finder's fee (Note )                                                          236,868         63,012
    Issuance of stock options for finder's fee (Note )                                   -            112,600
    Common stock issuable pursuant to anti-dilution provision (Note )
                                                                                         -             25,147
    Issuance of common stock in reverse acquisition                                      -            (32,720)
    Beneficial conversion feature on related party loan                                  -            850,000

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

     On the date the terms of conversion were contemplated by the Company, the fair market value of equity units was $1.50 per unit. Accordingly, the beneficial conversion feature existed at this date, being the difference in the number of units the loan was convertible into at the fair market value at that date at $1.50 per unit (566,667 units) and the number of units the loan was actually convertible into at $0.75 per unit (1,133,333 units). Interest expense of $850,000, being the number of excess units the loan was convertible into 566,667 units at their fair market value of $1.50 per unit, was recorded by the Company on the date the conversion feature was determined.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

7.   COMMON STOCK

     During the year ended May 31, 2002, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock consists of 80,000,000 common shares and one share at a par value of $0.001 per share, and 20,000,000 preferred shares with class and series designations, par values, voting rights, and relative rights and preferences to be determined by the board of directors of the Company from time to time.

     a)   Private Placements

          On July 17, 2001, the Company issued 713,333 units at a price of $1.50 per unit. These units were subscribed to on May 15, 2001, therefore, net proceeds of this issuance were $Nil. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $1,015,823 ($1.42 per share) was allocated to the common shares, and $54,117 ($0.08 per warrant) was allocated to the share purchase warrants. There were no share issuance costs with respect to this issuance. The warrants expired on November 30, 2001.

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

     b)   Issue of Shares for Services

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

          On July 17, 2001, the Company issued 113,334 common shares for finder's fees related to the related party loan (Note 6). These shares had a fair value of $236,868. Accordingly, these shares were recorded as a charge to general and administrative expense in the consolidated statement of operations.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

7.   COMMON STOCK (Continued)

     c)   Warrants

          The following table summarizes information about the warrants issued by the Company:

                                                     NUMBER OF
                                                     UNDERLYING
                                                       SHARES
                                                     -----------

          Balance, May 31, 2001                      2,560,000

          Issued - private placements (Note 7(a))    1,881,666
          Expired (Note 7(c))                         (748,333)
                                                     ---------
          Balance, May 31, 2002                      3,693,333
                                                     ==========

          As at May 31, 2002, the Company has outstanding warrants to purchase 3,693,333 common shares at $1.50 per share, 2,560,000 expiring on April 30, 2003, and 1,133,333 expiring on June 14, 2003.

          In connection with the issuance of 748,333 units for private placement, $54,868 of the proceeds has been allocated to the warrants. 713,333 warrants expired on November 30, 2001, 25,000 on December 27, 2001, and 10,000 on January 2, 2002, resulting in an increase of additional paid-in capital related to common stock of $54,868 and a decrease of $54,868 of additional paid-in capital relating to warrants.

     d)   Stock Options

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

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

7.   COMMON STOCK (Continued)

     d)   Stock Options (Continued)

          The Company had the following stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                        NUMBER OF      EXERCISE
                                                         OPTIONS         PRICE
                                                        ------------------------

          Balance outstanding, May 31, 2001            1,687,500       $    0.84

          Options granted                              4,210,000            0.88
          Options cancelled                           (2,322,500)           0.88
                                                      --------------------------

          Balance outstanding, May 31, 2002            3,575,000       $    0.86
                                                      ==========================

          The following table summarizes information about the stock options outstanding at May 31, 2002:

              2002 OPTIONS OUTSTANDING
------------------------------------------------------
                      NUMBER            WEIGHTED
                   OUTSTANDING          AVERAGE
                        AT             REMAINING
   EXERCISE           MAY 31          CONTRACTUAL              OPTIONS
     PRICE             2002           LIFE (YEARS)           EXERCISABLE
---------------- ----------------- -------------------    ------------------

$      0.55            1,230,000          3.4                   1,230,000
       0.80              150,000          5.0                     150,000
       1.00            1,995,000          2.8                   1,722,500
       1.50              200,000          1.9                     100,000
------------------------------------------------------    ------------------

$      0.88            3,575,000          3.0                   3,202,500
======================================================    ==================

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

7.   COMMON STOCK (Continued)

     d)  Stock Options (Continued)

                            2001 OPTIONS OUTSTANDING
                ---------------------------------------------
                                   NUMBER          WEIGHTED
                                OUTSTANDING        AVERAGE
                                     AT           REMAINING
                   EXERCISE        MAY 31        CONTRACTUAL         OPTIONS
                     PRICE          2001         LIFE (YEARS)      EXERCISABLE
                ----------------------------------------------   --------------

                $      0.55           580,000        3.7             430,001
                       1.00         1,107,500        3.8             861,836
                ----------------------------------------------   --------------

                $      0.84         1,687,500        3.8           1,291,837
                ==============================================   ==============

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

          On August 30, 2001, the date of the change in the previous M-I options and the date of grant of all new options, all the options issued were accounted for as though they were new issuances as required by FIN No.
          44. On that date, deferred compensation of the intrinsic value of the options was recorded in the amount of $2,275,000. Of this amount, $1,981,000 related to options that vested immediately, and therefore, this amount has been recorded as compensation expense in the consolidated statement of operations. The remaining $294,000 will be recognized over the vesting period of the related options, generally one year.

          The Company granted 1,150,000 stock options during the quarter ended November 30, 2001 at exercise prices ranging from $0.55 to $1.50 with expiry dates up to six years.

          On February 20, 2002, the Company granted 150,000 stock options at a price of $1.00 per share expiring in five years.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

7.   COMMON STOCK (Continued)

     d)   Stock Options (Continued)

          On May 16, 2002, the Company granted 150,000 stock options to a director at a price of $0.80 per share expiring in five years.

          Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company's loss for the period would have been as follows:

                                                                   2002               2001
                                                             --------------     ---------------
          Loss for the year                                  $   (4,995,077)    $    (3,911,601)
          Additional compensation expense                        (1,036,586)            (20,465)
                                                             --------------     ---------------

          Pro-forma loss for the year                        $   (6,031,663)    $    (3,932,066)
                                                             ==============     ===============

          Pro-forma basic and fully diluted loss per share   $       (0.37)     $         (0.24)
                                                             =============      ===============

          The pro-forma compensation expense is estimated using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

                                                2002          2001
                                            --------------------------

          Risk free interest rate                5.25%         6.5
          Expected life (in years)               4.5           3.0
          Expected volatility                  273.98%         0.0

     e)   Subscriptions Received

          During the year, the Company received $256,066 as subscription for 598,215 units of the Company. These units consist of one common share at $0.40 and one share purchase warrant providing for the issue of an additional share for $1.00.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

8.   RELATED PARTY TRANSACTIONS

     The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

     a) The Company paid financing commissions of $Nil (2001 - $150,000) to a Company whose officer was a director of the Company. The Company also issued 200,000 stock options and had 75,000 common shares issuable at August 31, 2000 to this same director in respect of the August 16, 2000 private placement. The 200,000 options were expensed at their fair value, as determined by the Black-Scholes option pricing model, in the amount of $112,600. The 75,000 shares were expensed at their fair value on the date of issuance $53,100.

     b) The Company paid $4,583 (2001 - $9,570) in rent to a Company with common officers of the Company. At May 31, 2002, $2,805 (2001 - $1,370) was due to this Company.

     c) The Company paid $79,497 (2001 - $124,864) in legal fees to a firm which employs a former director of the Company. At May 31, 2002, $88,324 (2001 - $81,303) was due to this Company.

     d) The Company paid $189,600 (2001 - $302,902) in management and directors fees to directors and officers of the Company.

     e) The Company paid $40,592 (2001 - $33,000) in consulting fees to directors and officers of the Company.

9.   LICENSE

     On May 17, 2002, the Company entered into a license agreement with Endovasc Ltd., Inc., which provides the Company with the exclusive license to use, or cause to be used, certain technology known as "PRO stent" and "Liprostin/PRO stent", and any improvements in any manner, and for any purpose, to develop, maintain, manufacture, distribute (with the exclusivity of distribution only being limited to the areas of Canada, the United States and Mexico), market, sale, lease and/or license or sub-license all products derived or developed from such technology.

                              MIV THERAPEUTICS INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001
                            (STATED IN U.S. DOLLARS)

9.   LICENSE (Continued)

     To obtain the license, the Company must pay a license fee of US$2,200,000. The first payment of US$200,000 was made subsequent to May 31, 2002. A further US$1,000,000 with at least US$300,000 in cash or common shares of the Company is payable within 12 months of the execution of the agreement, and final US$1,000,000 with at least US$300,000 in cash or common shares is payable within 24 months from the execution of the agreement.

     In addition, the Company must pay a royalty fee, being the greater of 8% of all product revenues or for a period of ten consecutive years commencing on the date that the Company completes either the sale, transfer and/or assignment of either all of the license rights acquired or all of the assets or outstanding shares of the Company, a minimum advance of not less than US$2,000,000 for each of such ten years.

     As a consequence of the license, the Company shall have an exclusive option, during the first 90 calendar days of the terms of the agreement, to form a 50/50 joint venture relationship to develop ANGIOGENIX coating products and the Resorbable Stent and Catheter Technology consequent thereon, with a deemed value of US$2,500,000.


10.  COMMITMENTS

     The Company incurred rental cost of $97,000 (2001 - $75,718) and is committed to the following annual rent on its premises:

                    2003                $97,900
                    2004                $98,871
                    2005                $99,565
                    2006                $41,485


11.  SUBSEQUENT EVENT

     On August 1, 2002, the Company granted 100,000 stock options to a consultant at a price of $1.00 up to five years.