Form 10QSB
period 2002-08-31
MIV THERAPEUTICS INC
filed 2002-10-15
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                 For the quarterly period ended: August 31, 2002
                       Commission file number: 000-32249

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

Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                            17,729,150
          (Class)                            (Outstanding as of August 31, 2002)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets...................................................3

Consolidated Statement of Operations..........................................4

Consolidated Statement of Cash Flows..........................................5

Notes to Consolidated Financial Information...................................6

Item 2   Management's Discussion and Analysis or Plan of Operation............7

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)





                             MIV THERAPEUTICS, INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                                 AUGUST 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                                           MIV THERAPEUTICS, INC.
                                       (FORMERLY DBS HOLDINGS, INC.)
                                       (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED BALANCE SHEET
                                                (UNAUDITED)
                                          (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                                AUGUST 31       MAY 31
                                                                                  2002           2002
----------------------------------------------------------------------------------------------------------
                                                                               (UNAUDITED)     (Audited)
                                 ASSETS                                                   (Restated - Note 4)

CURRENT
     Cash and cash equivalents                                                 $   298,563    $     4,536
     Prepaid expenses and deposits                                                  21,499         21,933
     Other receivable                                                              165,484        163,883
                                                                               ------------   ------------
                                                                                   485,546        190,352
INVESTMENT                                                                          50,000         50,000
LICENSE                                                                                 --        150,000
PLANT AND EQUIPMENT                                                                390,217        428,098
                                                                               ------------   ------------

                                                                               $   925,763    $   818,450
==========================================================================================================

                                LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                                  $   949,939    $   836,530
                                                                               ------------   ------------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares
     Issued and outstanding:
         16,665,500 common shares at August 31, 2002 and May 31, 2002
                                                                                    16,665         16,665

OTHER CAPITAL ACCOUNTS                                                           8,771,193      8,129,053
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                (8,859,513)    (8,136,883)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                              47,479        (26,915)
                                                                               ------------   ------------
                                                                                   (24,176)       (18,080)
                                                                               ------------   ------------

                                                                               $   925,763    $   818,450
==========================================================================================================


Approved by the Directors:


--------------------------------------                    ------------------------------------------------
Director                                                  Director


                                        MIV THERAPEUTICS, INC.
                                    (FORMERLY DBS HOLDINGS, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                             (UNAUDITED)
                                       (STATED IN U.S. DOLLARS)



----------------------------------------------------------------------------------------------------
                                                                                       PERIOD FROM
                                                                                      INCORPORATION
                                                                                        JANUARY 20
                                                            THREE MONTHS ENDED           1999 TO
                                                                 AUGUST 31               AUGUST 31
                                                           2002            2001            2002
----------------------------------------------------------------------------------------------------
                                                                    (Restated - Note 4)
EXPENSES
     General and administrative                        $    262,625    $    421,502    $  3,875,802
     Stock based compensation                               196,729       2,677,868       3,532,592
     Research and development                                59,918         282,535       2,456,499
     Depreciation                                            37,881          37,609         317,537
     Interest expense                                        15,477              --         868,681
     Intangible asset impairment (Note 3)                   150,000              --         150,000
                                                       -------------   -------------   -------------

LOSS FROM OPERATIONS                                        722,630       3,419,514      11,201,111

INTEREST INCOME                                                  --          (2,641)        (49,767)
                                                       -------------   -------------   -------------

LOSS FOR THE PERIOD                                    $    722,630    $  3,416,873    $ 11,151,344
====================================================================================================


BASIC AND FULLY DILUTED LOSS PER SHARE                 $      (0.04)   $      (0.22)
====================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     16,665,500      15,471,569
====================================================================================


     * Note: Stock based compensation does not represent cash remuneration to the officers, directors or consultants and the calculation of the "value" at the date of grant is more fully disclosed in Note 2.


                                          MIV THERAPEUTICS, INC.
                                      (FORMERLY DBS HOLDINGS, INC.)
                                      (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                                         (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------
                                                                                            PERIOD FROM
                                                                                           INCORPORATION
                                                                                             JANUARY 20
                                                                THREE MONTHS ENDED             1999 TO
                                                                     AUGUST 31                AUGUST 31
                                                                2002           2001             2002
---------------------------------------------------------------------------------------------------------
                                                                         (Restated - Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                    $   (722,630)   $ (3,416,873)   $(11,151,344)

     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                149,629       2,677,868       4,164,344
         Interest expense on related party loan                       --              --         850,000
         Depreciation                                             37,881          37,609         317,537
         Leasehold improvements written down                          --              --          13,300
         Intangible asset impairment                             150,000              --         150,000
     Changes in non-cash working capital items:
         Other receivable                                         (1,601)         (6,913)       (165,640)
         Prepaid expenses and deposits                               434           5,748         (22,179)
         Accounts payable and accrued liabilities                113,409         (62,420)        863,722
                                                            -------------   -------------   -------------
                                                                (272,878)       (764,981)     (4,980,260)
                                                            -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                           --          52,500       3,656,143
     Related party loan                                               --              --         850,000
     Cash acquired in reverse acquisition                             --              --          13,824
     Common stock redemption                                          --              --        (120,000)
     Subscriptions received                                      492,511              --       1,818,577
                                                            -------------   -------------   -------------
                                                                 492,511          52,500       6,218,544
                                                            -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments                                                      --              --         (50,000)
     Acquisition of license                                           --              --        (150,000)
     Purchases of plant and equipment                                 --         (10,354)       (725,972)
                                                            -------------   -------------   -------------
                                                                      --         (10,354)       (925,972)
                                                            -------------   -------------   -------------

FOREIGN EXCHANGE EFFECT ON CASH                                   74,394         (10,263)        (13,749)
                                                            -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                 294,027        (733,098)        298,563

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                   4,536       1,242,332              --
                                                            -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    298,563    $    509,234    $    298,563
=========================================================================================================

                             MIV THERAPEUTICS, INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of August 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the May 31, 2002 audited consolidated financial statements and notes thereto.

2.   STOCK BASED COMPENSATION

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

3.   RELATED PARTY TRANSACTIONS

     During the period ended August 31, 2002, the Company paid $50,991 (2001 - $82,469) in management fees to directors of the Company. At August 31, 2002, $181,588 (2001 - $49,000) payable to the Chief Executive Officer of the Company for accrued salary and expenses paid on behalf of the Company.

4.   CHANGE IN ACCOUNTING POLICY

     Effective June 1, 2002, the Company adopted the requirements of SFAS No. 142 - "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually or more frequently if impairment indicators arise, for impairment.

     During the quarter ended August 31, 2002, the Company recognized impairment loss of $150,000.

     The license was acquired on May 17, 2002 and no amortization was charged to operations in the financial statements for the year ended May 31, 2002.

                             MIV THERAPEUTICS, INC.
                          (FORMERLY DBS HOLDINGS, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



5.   PRIOR PERIOD ADJUSTMENT

     By an agreement dated May 17, 2002, the Company paid $150,000 for a license and $50,000 for 1,000,000 common shares of a listed public company. The Company previously recorded the license at $200,000 with value attributed to the 1,000,000 common shares. The adjustment results in an increase in investment of $50,000 and a decrease in license of $50,000 at May 31, 2002. Net loss for the year ended May 31, 2002 and earnings per share were not affected.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties and should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this report. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors that May Affect Future Results and Market Price of Stock".

PLAN OF OPERATION

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

In addition, MIVT has an option to establish a joint venture with Endovasc to develop a novel biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications as well as an ANGIOGENIX (TM) drug coating for stents. The Company intends to advance this proprietary technology through to commercial development and utilize it as the basis for a range of drug delivery products for both coronary and other applications.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2002, the Company posted a loss of $722,630, compared to a loss of $3.42 million for the three months ended August 31, 2001. The decrease in expenses is mainly attributable to the fact that the 2001 results for the same period include charges of $2.03 million to the Consolidated Statement of Operations, representing the fair value of Stock Based Compensation granted on August 30, 2001. Another $236,868 was charged to the Consolidated Statement of Operations based on the issuance of 113,334 shares for finders' fees.

The working capital deficit increased from a deficit of $119,712 (August 31, 2001) to a deficit of $464,393 (August 31, 2002) the increase in the working capital deficit is due primarily to an increase in accounts payable and a decrease in cash and other current assets.

The Company's main focus during the three months ending August 31, 2002 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems.

General & Administrative Expenses
---------------------------------

General and administrative expenses decreased to $262,625 during the quarter ended August 31, 2002, compared to $421,502 for the quarter ended August 31, 2001. The decrease in 2002 is mainly due to improved operating efficiencies within the company.

Research & Development Expenses
-------------------------------

Research and developmental costs decreased 79% during the quarter ended August 31, 2002 to $59,918 compared to $282,535 for the quarter ended August 31, 2001. The decrease in 2002 resulted primarily from the Company focusing on research and development on its coating technology. During the same period last year the Company experienced one time expenses such as legal costs related to patent application fees, costs related to in vitro testing, and consulting costs incurred in developing the company's quality system for the attainment of the CE mark. In addition, the company now employs significantly fewer R&D personnel.

Depreciation Expense
--------------------

Depreciation expenses increased by $272 during the quarter ended August 31, 2002 to $37,881 compared to $37,609 for the quarter ended August 31, 2001. The change in 2002 was mainly due to the added depreciation expense associated with the addition of laboratory equipment for the R&D subsidiary.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $464,393 (current assets-current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation decreased substantially to $196,729 for the quarter ended August 31, 2002, from $2,677,868 during the same period in 2001.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of August 31, 2002, the Company had a working capital deficiency of $464,393.

Cash flow from financing activities increased to $492,511 for the quarter compared to $52,500 for the same period in 2001, resulting in a net increase in Cash to $294,027 and total Cash and Cash Equivalents of $298,563. Despite the favorable increase in Cash there was a decrease from the same period last year from $509,234 for the period ended August 31, 2001, to $298,563 for the period ended August 31, 2002.

The subscriptions received were for a private placement of 1,063,650 Units for $0.40 each, consisting of one common share and one non-transferable share purchase warrant to purchase an additional share for $1.00 until August 27, 2003. An aggregate of $425,460 was received for the Units during the quarter.

Warrants
--------

As at August 31, 2002, the Company has outstanding warrants to purchase 3,693,333 common shares at $1.50 per share, 2,560,000 expiring on April 30, 2003, and 1,133,333 expiring on June 14, 2003.

In addition, the common shares and warrants underlying the 1,063,650 Units for which subscriptions were received during the quarter were issued as of August 27, 2002. The 1,063,000 warrants are non-transferable and entitle the owner to purchase one common share for $1.00 until August 27, 2003.

The following table summarizes information about the warrants issued by the
Company:

                                                              Number of
Quarter ended August 31, 2002                                 underlying shares
-----------------------------                                 -----------------

Warrants outstanding - May 31, 2002                           3,693,333
Warrants issued                                               1,063,650
Warrants expired                                              0
Balance, end of period - August 31, 2002                      4,756,983(1)

(1) The Company entered into two major financial consulting agreements during the quarter. One contract required a payment of $15,000 and the granting of 500,000 warrants to purchase common stock at $0.40 per share with a date of expiry of August 23, 2007. The second contract includes an initial retainer of $10,000 with a monthly payment of $5,000 a month thereafter, and the grant of 600,000 warrants to purchase common shares for $0.01 per share, however, the term of the warrants has yet to be determined by the parties. The issuance of the warrants is still subject to approval by the Board of Directors. Management does not anticipate that approval will be denied, and the warrants are expected to be issued in a subsequent event. This will bring the total to 5,856,983 warrants issued and outstanding. These transactions resulted in an expense of $47,100 being recorded in the quarter ended August 31, 2002.

Stock-based compensation
------------------------

The Company does not have a formal stock option plan. The Company has however granted incentive stock options to employees, consultants, officers and directors of the Company.

At May 31, 2002, the Company had 3,965,000 options outstanding. During the three months ended August 31, 2002, the Company granted 490,000 options and cancelled 100,000 options.

The following table summarizes information about the stock options issued by the
Company:

                                            Number of         Weighted Average
Quarter ended August 31, 2002               Options           Exercise Price
-----------------------------               -------           --------------

Options outstanding - May 31, 2002          3,575,000              $0.86
Options issued                                490,000              $0.79
Options cancelled                            (100,000)             $1.50
Balance, end of period - August 31, 2002    3,965,000              $0.81

Cash Position
-------------

At August 31, 2002, the Company had cash and cash equivalents of $298,563 compared to $4,536 at May 31, 2002. The increase in the Company's cash position is due primarily to private placement subscriptions collected for the Company's Units. The working capital deficiency decreased from a deficiency of $646,098 at May 31, 2002 to a deficit of $464,393 as at August 31, 2002. The change in working capital is a direct result from the Company's private placement of Units which raised $425,460.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable & Accrued Liabilities
--------------------------------------

Accounts payable and accrued liabilities increased 14 % in the quarter ended August 31, 2002 to $949,939 compared to $836,530 at May 31, 2002. This increase is a result of a delay in payments made by the Company to its creditors.

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

In order to initiate marketing efforts for its laser-cut stent, commercialize its HAp coating technologies and move the PROstent(TM) product into preclinical studies, the Company will require US$5 million in 2003. These funds could be provided through exercise of existing warrants and options, or through a subsequent round of financing.

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

LIMITED OPERATING HISTORY.

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

HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES.

Since inception, the Company has suffered recurring losses, totaling $11,151,344 as of August 31, 2002. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

INTELLECTUAL PROPERTY RISKS.

With respect to the Company's bare stent technology, its success will depend in part on whether the Company can obtain patent protection for its products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. The Company has patent applications pending in the United States and in several foreign markets, but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the MIVI laser-cut stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the MIVI laser-cut stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

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

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)      Exhibits

          3.1      Articles of Incorporation of the Registrant (1)
          3.2      By-laws of the Registrant (1)
          99.1     Section 906 Certification of CEO
          99.2     Section 906 Certification of CFO
          ---------------

(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.


(b)  Reports on Form 8-K filed during the three months ended August 31, 2002.

     No Current Reports on Form 8-K were filed during the three months ended August 31, 2002


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 9, 2002                         MIV Therapeutics, Inc.

                                               /s/ Alan Lindsay
                                               -------------------------------
                                               Alan Lindsay
                                               President