Form 10QSB
period 2002-11-30
MIV THERAPEUTICS INC
filed 2003-01-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: November 30, 2002

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $0.001 par value                       19,807,435
             (Class)                     (Outstanding as of November 30, 2002)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets..............................................F-1

Consolidated Statement of Operations.....................................F-2

Consolidated Statement of Cash Flows.....................................F-3

Notes to Consolidated Financial Information..............................F-5-F-7

Item 2   Management's Discussion and Analysis or Plan of Operation.......3

Part II  OTHER INFORMATION

Item 1   Legal Proceedings...............................................11

Item 6   Exhibits and Reports on Form 8-K................................11

Signatures...............................................................12

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                            MIV THERAPEUTICS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED BALANCE SHEET
                                                  (UNAUDITED)
                                           (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------------------------
                                                                                 NOVEMBER 30           MAY 31
                                                                                     2002               2002
-----------------------------------------------------------------------------------------------------------------
                                                                                 (UNAUDITED)          (Audited)
ASSETS

CURRENT
     Cash and cash equivalents                                                    $     8,225       $     4,536
     Prepaid expenses and deposits                                                     25,180            21,933
     Other receivable                                                                 163,405           163,883
                                                                                  ------------------------------
                                                                                      196,810           190,352
INVESTMENT (Note 7(b))                                                                 50,000            50,000
LICENSE (Note 4)                                                                           --           150,000
PLANT AND EQUIPMENT                                                                   387,707           428,098
                                                                                  ------------------------------

                                                                                  $   634,517       $   818,450
================================================================================================================

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                                     $   771,636       $   836,530
                                                                                  ------------------------------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares
     Issued and outstanding:
         19,807,435 common shares at November 30, 2002 and 16,665,500
         common shares at May 31, 2002                                                 19,744            16,665

OTHER CAPITAL ACCOUNTS                                                              9,726,054         8,129,053

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (9,939,996)       (8,136,883)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                 57,079           (26,915)
                                                                                  ------------------------------
                                                                                     (137,119)          (18,080)
                                                                                  ------------------------------

                                                                                  $   634,517       $   818,450
================================================================================================================


                                                 MIV THERAPEUTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 PERIOD FROM
                                                                                                                INCORPORATION
                                                                                                                  JANUARY 20
                                              THREE MONTHS ENDED                    SIX MONTHS ENDED                1999 TO
                                                  NOVEMBER 30                         NOVEMBER 30                 NOVEMBER 30
                                          2002                2001             2002                2001               2002
------------------------------------------------------------------------------------------------------------------------------
EXPENSES

     General and administrative      $    397,123       $    509,119       $    659,748       $    930,621       $  4,272,925

     Stock based compensation*            469,425            629,578            666,154          3,307,446          4,002,017

     Research and development             175,798            113,442            235,716            395,977          2,632,297
     Depreciation                          37,585             36,307             75,466             73,916            355,122
     Interest                                 552              1,043             16,029              1,043            869,233
     Intangible asset
       impairment
       (Note 4)                                --                 --            150,000                 --            150,000
                                     -----------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                    1,080,483          1,289,489          1,803,113          4,709,003         12,281,594

INTEREST INCOME                                --               (997)                --             (3,638)           (49,767)
                                     -----------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                  $  1,080,483       $  1,288,492       $  1,803,113       $  4,705,365       $ 12,231,827
==============================================================================================================================

BASIC AND FULLY DILUTED LOSS
  PER SHARE                          $      (0.06)      $      (0.08)      $      (0.10)      $      (0.29)
===========================================================================================================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            18,256,119         16,665,500         17,463,267         16,100,318
===========================================================================================================

COMPREHENSIVE LOSS

     Net loss for the period         $  1,080,483       $  1,288,492       $  1,803,113       $  4,705,365

     Foreign currency
       translation adjustment              (9,601)           (64,372)           (83,995)           (67,936)
                                     ----------------------------------------------------------------------

TOTAL COMPREHENSIVE LOSS             $  1,070,882       $  1,224,120       $  1,719,118       $  4,637,429
===========================================================================================================

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


                                                 MIV THERAPEUTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                     INCORPORATION
                                                                                                                       JANUARY 20
                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED           1999 TO
                                                             NOVEMBER 30                        NOVEMBER 30            NOVEMBER 30
                                                        2002             2001             2002              2001           2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                           $ (1,080,483)    $ (1,288,492)    $ (1,803,113)    $ (4,705,365)    $(12,219,327)

     Adjustments to reconcile loss to
       net cash used in operating
       activities
         Stock based compensation                       469,425          629,578          666,154        3,307,446        4,680,869
         Interest expense on related
           party loan                                        --               --               --               --          850,000
         Depreciation                                    37,585           36,307           75,466           73,916          355,122
         Leasehold improvements
           written down                                      --               --               --               --           13,300
         Intangible asset impairment                         --               --          150,000               --          150,000

     Changes in non-cash working capital items:
         Other receivable                                 2,078            3,667              477           (3,252)        (163,562)
         Prepaid expenses and deposits                   (3,681)           4,116           (3,247)           9,850          (25,860)
         Accounts payable and accrued
           liabilities                                  225,217           76,387          291,526              160        1,041,839
                                                   ---------------------------------------------------------------------------------
                                                       (349,859)        (538,437)        (622,737)      (1,317,245)      (5,330,119)
                                                   ---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and
       warrants for cash, less share
       issuance costs                                        --               --               --           52,500        3,656,143
     Related party loan                                      --               --               --               --          850,000
     Cash acquired in reverse
       acquisition                                           --               --               --               --           13,824
     Common stock redemption                                 --               --               --               --         (120,000)
     Subscriptions received                              84,995               --          577,506               --        1,891,072
                                                   ---------------------------------------------------------------------------------
                                                         84,995               --          577,506           52,500        6,303,539
                                                   ---------------------------------------------------------------------------------


                                                 MIV THERAPEUTICS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                                       (UNAUDITED)
                                                (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                 INCORPORATION
                                                                                                                   JANUARY 20
                                                         THREE MONTHS ENDED               SIX MONTHS ENDED           1999 TO
                                                             NOVEMBER 30                     NOVEMBER 30           NOVEMBER 30
                                                        2002            2001            2002           2001           2002
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investments                                   $        --     $        --     $        --     $        --     $   (50,000)
     Acquisition of license                                 --              --              --              --        (150,000)

     Purchases of plant and equipment                  (35,075)         (4,021)        (35,075)        (14,375)       (761,047)
                                                   ----------------------------------------------------------------------------
                                                       (35,075)         (4,021)        (35,075)        (14,375)       (961,047)
                                                   ----------------------------------------------------------------------------


FOREIGN EXCHANGE EFFECT ON CASH                          9,601          64,372          83,995          67,936          (4,148)
                                                   ----------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (290,338)       (478,086)          3,689      (1,211,184)          8,225

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                            298,563         509,234           4,536       1,242,332              --
                                                   ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                           $     8,225     $    31,148     $     8,225     $    31,148     $     8,225
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended November 30, 2002, the Company issued:

a) 957,606 common shares for settlement of accounts payable and accrued liabilities totalling $356,421;

b) 79,641 common shares at a value of $27,078 for compensation expense pursuant to the "2002 Non-Qualified Stock Compensation Plan";

c) 2,042,688 units at a value of $815,090 for subscriptions received, of which $62,495 was received during the quarter ended November 30, 2002.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of November 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the May 31, 2002 audited consolidated financial statements and notes thereto.


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


3.   RELATED PARTY TRANSACTIONS

     a) For the three month period ended November 30, 2002, the Company paid $51,024 (2001 - $112,469) in management fees to directors of the Company.

     b) During the period ended November 30, 2002, the Company issued 400,000 common shares at a value of $136,000 to the Chief Executive Officer of the Company for settlement of salary and expenses paid on behalf of the Company. At November 30, 2002, $63,514 (2001 - $55,000) is payable to a company controlled by the Chief Executive Officer of the Company for accrued salary and expenses paid on behalf of the Company.

     c) During the period ended November 30, 2002, the Company issued 52,941 common shares at a value of $18,000 to a director of the Company for compensation expense under the "2002 Non-Qualified Stock Compensation Plan".

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

     On June 1, 2002, the Company recognized impairment loss of $150,000.


5.   PRIOR PERIOD ADJUSTMENT

     By an agreement dated May 17, 2002, the Company paid $150,000 for a license and $50,000 for 1,000,000 common shares of a listed public company. The Company previously recorded the license at $200,000 with no value attributed to the 1,000,000 common shares. The adjustment results in an increase in investment of $50,000 and a decrease in license of $50,000 at May 31, 2002. Net loss for the year ended May 31, 2002 and earnings per share were not affected.


6.   COMMITMENT

     During the quarter, the Company entered into an agreement with Endovasc Ltd. Inc. to form an incorporated joint venture. The Company's 50% investment in the joint venture will consist of 2,500,000 Class A shares of the joint venture for cash consideration of $2,500,000 payable over a three year period. A minimum of $300,000 is payable in the first year.

     Should the Company fail to make the required payments, one Class A share will be returned to treasury of the joint venture company for each dollar not paid.


7.   SUBSEQUENT EVENTS

     a) On December 17, 2002, the Company issued 593,750 units at a value of $250,000. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $1.00 per share up to December 17, 2003.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.   SUBSEQUENT EVENTS (Continued)

     b) On December 2, 2002, the Company entered into a loan agreement for $500,000, repayable on December 30, 2005, bearing interest per annum equal to one hundred basis points above the one month London Interbank Offered Rate. In addition, the Company paid finder's fees of $59,000. The loan is secured by the investment of 1,000,000 Class A common shares of Endovasc Ltd. Inc.

     c) On December 24, 2002, the Company issued a demand promissory note in the amount of $99,560 (of which $63,514 was outstanding at November 30, 2002) to a company controlled by the C.E.O. of the Company. In addition, the Company pledged all assets of the Company for security.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties and should be read in conjunction with the Company's Condensed Financial Statements and Notes thereto, included elsewhere within this registration statement. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

PLAN OF OPERATION

The Company is developing and has acquired a family of medical device technologies that form the basis of its product development programs. The Company's proprietary products are derived from its expertise in minimally invasive implantable devices and from a series of licensed technologies for novel coating and drug delivery technologies.

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

     1.   Laser-cut coronary stent - in commercial manufacturing
     2.   Biocompatible coated stent - in late-stage development
     3.   Drug-eluting stent - in preclinical development
     4.   Biodegradable stent - in preclinical development
     5. ANGIOGENIX(TM)- (as a therapeutic coating for stents) is currently being formulated for phase 3 trials by a major FDA cGMP contractor

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended November 30, 2002, the Company posted a loss of $1.1 million, compared to a loss of $1.29 million for the three months ended November 30, 2001.

The working capital deficit increased from a deficit of $442,544 (November, 2001) to a deficit of $574,826 (November, 2002) the increase in the working capital deficit is due primarily to an increase in accounts payable and accrued liabilities.

The Company's main focus during the three months ending November 30, 2002 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of tim,e the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment. It is anticipated that this transition will have been completed by the end of the first quarter.

General & Administrative Expenses
---------------------------------

General and administrative expenses decreased to $397,123 during the quarter ended November 30, 2002, compared to $509,119 for the quarter ended November 30, 2001. The decrease in 2002 is mainly due to improved operating efficiencies within the company.

Research & Development Expenses
-------------------------------

Research and developmental costs increased 35% during the quarter ended November 30, 2002 to $175,798 compared to $113,442 for the quarter ended November 30, 2001. The increase in 2002 resulted primarily from the Company's increase of research and development on its coating technology and other research and development expenses relating to the Company's joint ventures.

Depreciation Expense
--------------------

Depreciation expenses increased by $1,278 during the quarter ended November 30, 2002 to $37,585 compared to $36,307 for the quarter ended November 30, 2001. The change in 2002 was mainly due to the added depreciation expense associated with the addition of laboratory equipment for the R&D subsidiary.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $574,836 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation decreased by $160,153 to $469,425 for the quarter ended November 30, 2002, from $629,578 during the same period in 2001.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of November 30, 2002, the Company had a working capital deficiency of $574,836.

Cash flow from financing activities increased to $84,995 for the quarter compared to $0 for the same period in 2001.

The subscriptions received were for a private placement of 979,038 Units for $0.40 each, consisting of one common share and one non-transferable share purchase warrant to purchase an additional share for $1.00 until September 27, 2003. An aggregate of $62,495 was received for the Units during the quarter.

Warrants
--------

As at November 30, 2002, the Company has outstanding warrants to purchase 5,736,021 common shares. Of these warrants, 3,693,333 have an exercise price of $1.50 per share, 2,560,000 of which expire on April 30, 2003, and 1,133,333 expire on June 14, 2003. The remaining 1,442,688 warrants have an exercise price of $1.00 per share, 1,063,000 of which expire on August 27, 2003 and the remaining 979,038 expire on September 27, 2003.

The following table summarizes information about the warrants issued by the
Company:


                                                              Number of
Quarter ended November 30, 2002                               underlying shares
-------------------------------                               -----------------

Warrants outstanding - August 31, 2002                        4,756,983
Warrants issued...                                              979,038
Warrants expired
Balance, end of period - November 30, 2002                    5,736,021

(1) During the quarter, the Company accepted several private placement subscription agreements for an aggregate of 979,038 units. The price of each unit was $0.40 and consisted of one common share and one warrant to purchase a share at a price of $1.00 until September 27, 2003.

Stock-based compensation
------------------------

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At November 30, 2002, the Company had 3,965,000 options outstanding. During the three months ended November 30, 2002, the Company did not grant or cancel any options.

The following table summarizes information about the stock options issued by the
Company:

                                                Number of      Weighted Average
Quarter ended November 30, 2002                 Options        Exercise Price
-------------------------------                 ---------      -----------------

Options outstanding - August 31, 2002           3,965,000               $0.81
Options issued                                          0
Options cancelled.                                      0
Balance, end of period - November 30, 2002      3,965,000               $0.81

Cash Position
-------------

At November 30, 2002, the Company had cash and cash equivalents of $8,225 compared to $31,148 at November 30, 2001. The decrease in the Company's cash position is due primarily to the purchase of plant and equipment and increases in accounts payable and accrued liabilities. The working capital deficiency increased from a deficiency of $442,544 at November 30, 2001 to a deficiency of $574,836 as at November 30, 2002.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable & Accrued Liabilities
--------------------------------------

Accounts payable and accrued liabilities increased 32 % in the quarter ended November 30, 2002 to $771,636 compared to $523,799 at November 30, 2001. This majority of this increase is a attributed to $200,000 paid to Endovasc, Inc. in relation to the joint venture license agreement with the Company and $35,000 for the purchase of scientific equipment.

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

In order to initiate marketing efforts for its laser-cut stent, commercialize its HAp coating technologies and move the PROstent(TM) product into preclinical studies, the Company will require approximately US$5 million in 2003. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.


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

HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES.

Since inception, the Company has suffered recurring losses, totaling $12,281,594 as of November 30, 2002. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

DEPENDENCE MANAGEMENT AND RECRUITING.

The Company currently has 9 full time employees including three full-time officers and directors. The Company has entered into consulting agreements with three individuals two of whom are also Directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT.

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that the Company intends to develop. This could substantially impair the Company's ability to successfully commercialize the MIVI laser-cut Stent, which would have a material adverse effect on the Company's performance.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

On November 27, 2002, the Company filed a current report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure, updating the Company's current legal proceedings. Subsequent to November 30, 2002, the Company filed a Statement of Defence in the Supreme Court of British Columbia as specified in Rule 21(5) of the British Columbia Supreme Court Rules.

ITEM 2.  CHANGES IN SECURITIES

On September 27, 2003, the Company issued 979,038 units. The price of each unit was $0.40 and consisted of one common share and one warrant to purchase a share at a price of $1.00 until September 27, 2003. The shares were issued under
Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On October 29, 2002, the Company issued 322,312 common shares to consultants and advisers. The shares were registered under Form S-8, as filed on October 28, 2002.

On October 31, 2002, the Company issued 714,935 common shares to consultants, advisers, and employees. The shares were registered under Form S-8, as filed on October 28, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant (1)
         10.1 Consulting Agreement between the Company and Craig Scott and Karen Ard dated November 2, 2002
         10.2 Shareholders and Security Holders Agreement between the Company and Endovasc, Inc. and Stentgenix, Inc. dated November 20, 2002
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO

----------------

(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.


(b) Reports on Form 8-K filed during the three months ended November 30, 2002.

         On November 27, 2002, the Company filed a current report on Form 8-K under Item 5, Other Events and Regulation FD Disclosure.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 14, 2002                     MIV Therapeutics, Inc.

                                            /s/ Alan Linday
                                            --------------------------
                                            Alan Lindsay
                                            President