Form 10QSB
period 2003-02-28
MIV THERAPEUTICS INC
filed 2003-04-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: February 28, 2003
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, $0.001 par value                       20,596,185
                   (Class)                  (Outstanding as of March 6, 2003)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets.................................................F-1

Consolidated Statement of Operations........................................F-2

Consolidated Statement of Cash Flows........................................F-3

Notes to Consolidated Financial Information.................................F-4

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................11

Item 6   Exhibits and Reports on Form 8-K...................................12

Signatures..................................................................13

Certifications..............................................................14


                                    PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                       MIV THERAPEUTICS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                      (STATED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------
                                                                  FEBRUARY 28         MAY 31
                                                                      2003             2002
---------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)        (Audited)
ASSETS

CURRENT
     Cash and cash equivalents                                    $     79,480       $      4,536
     Prepaid expenses and deposits                                      60,641             21,933
     Other receivable                                                  167,216            163,883
                                                                  --------------------------------
                                                                       307,337            190,352
INVESTMENT (Note 5)                                                     50,000             50,000
LICENSE (Note 4)                                                            --            150,000
PLANT AND EQUIPMENT                                                    348,804            428,098
                                                                  --------------------------------

                                                                  $    706,141       $    818,450
==================================================================================================
LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                     $    449,867       $    836,530

LOAN PAYABLE (Note 6)                                                  500,000                 --
                                                                  --------------------------------
                                                                       949,867            836,530
                                                                  --------------------------------

STOCKHOLDERS' DEFICIENCY

COMMON STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares
     Issued and outstanding:
         20,596,185 common shares at February 28, 2003
           and 16,665,500 common shares at May 31, 2002                 20,533             16,665

OTHER CAPITAL ACCOUNTS                                              10,271,931          8,129,053

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                   (10,505,408)        (8,136,883)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                   (30,782)           (26,915)
                                                                  --------------------------------
                                                                      (243,726)           (18,080)
                                                                  --------------------------------

                                                                  $    706,141       $    818,450
==================================================================================================


                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                                            (UNAUDITED)
                                                     (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                PERIOD FROM
                                                                                                               INCORPORATION
                                                                                                                 JANUARY 20
                                         THREE MONTHS ENDED                      NINE MONTHS ENDED               1999 TO
                                             FEBRUARY 28                            FEBRUARY 28                 FEBRUARY 28
                                      2003                2002                2003               2002               2003
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     General and
       administrative              $    175,716       $    260,459       $    835,464       $  1,191,080       $  4,448,641
     Stock based
       compensation*                    234,171             73,500            900,325          3,305,737          4,236,188
     Research and development           113,029             60,486            348,745            456,463          2,745,326
     Depreciation                        38,901             37,137            114,367            111,053            394,023
     Interest expense                     3,595                583             19,624              1,626            872,828
     Intangible assets
       impairment
       (Note 4)                              --                 --            150,000                 --            150,000
                                   --------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                    565,412            432,165          2,368,525          5,065,959         12,847,006

INTEREST INCOME                              --                 --                 --             (3,638)           (49,767)
                                   --------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                $    565,412       $    432,165       $  2,368,525       $  5,062,321       $ 12,797,239
===============================================================================================================================

BASIC AND FULLY DILUTED LOSS
  PER SHARE                        $      (0.03)      $      (0.03)      $      (0.12)      $      (0.31)
===========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          20,329,143         16,665,500         19,265,059         16,286,642
===========================================================================================================

COMPREHENSIVE LOSS

     Net loss for the period       $    565,412       $    432,165       $  2,368,525       $  5,062,321

     Foreign currency
       translation adjustment            87,861            (46,935)             3,866           (114,871)
                                   ------------------------------------------------------------------------


TOTAL COMPREHENSIVE LOSS           $    653,273       $    385,230       $  2,372,391       $  4,947,450
===========================================================================================================

* Note: Stock based compensation does not represent cash remuneration to the officers, directors or consultants, and the calculation of the "value" at the date of grant is more fully disclosed in Note 2.


                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                     (STATED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    PERIOD FROM
                                                                                                                   INCORPORATION
                                                                                                                     JANUARY 20
                                                                                   NINE MONTHS ENDED                  1999 TO
                                                                                      FEBRUARY 28                   FEBRUARY 28
                                                                                2003                2002                2003
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                                 $     (2,368,525)  $     (5,062,321)  $    (12,797,239)
     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                                 900,325          3,305,737          4,915,040
         Interest expense on related party loan                                    -                  -                 850,000
         Depreciation                                                             114,367            111,053            394,023
         Leasehold improvements written down                                       -                  -                  13,300
         Intangible assets impairment                                             150,000             -                 150,000
     Changes in non-cash working capital items:
         Other receivable                                                          (3,333)            (2,024)          (167,372)
         Prepaid expenses and deposits                                             (2,900)            16,087            (25,506)
         Accounts payable and accrued liabilities                                  11,450            228,214            761,763
                                                                         --------------------------------------------------------
                                                                               (1,198,616)        (1,403,254)        (5,905,991)
                                                                         --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less share
       issuance costs                                                             224,994             52,500          3,881,137
     Subscription received                                                        587,506             -               1,913,572
     Related party loan                                                            -                  -                 850,000
     Loan payable                                                                 500,000             -                 500,000
     Cash acquired in reverse acquisition                                          -                  -                  13,824
     Common stock redemption                                                       -                  -                (120,000)
                                                                         --------------------------------------------------------
                                                                                1,312,500             52,500          7,038,533
                                                                         --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment                                                                    -                  -                 (50,000)
     Acquisition of license                                                        -                  -                (150,000)
     Purchases of plant and equipment                                             (35,074)           (14,375)          (761,052)
                                                                         --------------------------------------------------------
                                                                                  (35,074)           (14,375)          (961,052)
                                                                         --------------------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                                    (3,866)           114,871            (92,010)
                                                                         --------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               74,944         (1,250,258)            79,480

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      4,536          1,242,332             -
                                                                         --------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $         79,480   $         (7,926)  $         79,480
=================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
During the period ended February 28, 2003, the Company issued:
a) 170,000 common shares for settlement of accounts payable and accrued liabilities totalling $77,500; b) 56,250 units at a value of $22,500 for subscriptions received during the quarter ended February 28, 2003.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of February 28, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the May 31, 2002 audited consolidated financial statements and notes thereto.

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

3.   RELATED PARTY TRANSACTIONS

     a) For the three month period ended February 28, 2003, the Company paid $50,654 (2002 - $141,469) in management fees to directors of the Company.

     b) The Chief Executive Officer of the Company has provided a secured line of credit up to $99,000 for working capital purposes. At February 28, 2003, $80,788 (2002 - $85,063) is outstanding in respect of the loan.

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

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   CHANGE IN ACCOUNTING POLICY (Continued)

     On June 1, 2002, the Company recognized an impairment loss of $150,000.


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


6.   LOAN PAYABLE

     Secured by the investment of 1,000,000 Class A common shares of Endovasc Ltd. Inc. Repayable on December 30, 2005, bearing interest per annum equal to one hundred basis point above the one month London Interbank Offered Rate.


7.   SUBSEQUENT EVENTS

     a) On March 10, 2003, the Company issued 25,000 common shares at a value of $9,000 to a consultant and a director for services rendered to the Company.

     b) On March 19, 2003, the Company issued 750,000 common shares at a value of $217,500 pursuant to the license agreements referred to in Note 8(b).

     c) On March 19, 2003, the Company issued 150,000 common shares to a legal firm at a value of $40,500 for services to be rendered.

     d) On March 27, 2003, the Company issued 21,971 common shares to a consultant for total consideration of $5,884 for services rendered to the Company.

     e) On April 4, 2003, the Company issued 100,000 common shares to a legal firm at a value of $22,000 for services rendered.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


7.   SUBSEQUENT EVENTS (Continued)

     f) The Company, by a take-over bid circular dated March 28, 2003, has proposed to the minority shareholder of M-I Vascular Innovations Inc. ("MIVI") to exchange up to 4,590,810 shares (representing approximately 28% of MIVI) of MIVI on a one-for-one basis for shares of the Company. The bid circular provides for the exchange of shares until the expiry date of the offer on May 31, 2003.

8.   COMMITMENTS AND CONTINGENCIES

     a) During the nine months ended February 28, 2003, the Company entered into an agreement with Endovasc Ltd. Inc. to form an incorporated joint venture. The Company's 50% investment in the joint venture will consist of 2,500,000 Class A shares of the joint venture for cash consideration of $2,500,000 payable over a three year period. A minimum of $300,000 is payable in the first year.

          Should the Company fail to make the required payments, one Class A share will be returned to treasury of the joint venture company for each dollar not paid.

     b)   License Agreements

          On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") providing for, the Company, the right to use, develop and sublicense coating technology for stents.

          In consideration of granting the licenses, the Company will pay UBC a royalty of 2.5% of revenue and a royalty of either 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments over the period of development. The agreements also required the Company to issue 750,000 common shares to UBC as part of the consideration for the grant of the rights (see Note 7(b)).

     c)   Legal Proceedings

          On November 10, 2000, the Company's subsidiary, MIV Technologies, Inc. ("MIVI"), commenced legal actions in the British Columbia Supreme Court against one of its founders, John Ma (the "Defendant"), for breach of the Founders' Agreement, dated March 16, 1999, breach of the Consulting Agreement, dated March 16, 1999, and breach of the Share Purchase Agreement, dated September 9, 1999. MIVI sought to cancel 2,967,000 of the Defendant's shares of common stock of MIVI and sought recovery for damages for failure of performance, the cost of replacing the Defendant's services, and costs incurred by MIVI.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


8.   COMMITMENTS AND CONTINGENCIES (Continued)

     c)   Legal Proceedings (Continued)

          The Defendant counterclaimed against the Company and its subsidiary and against certain of the other founders alleging various matters including a conspiracy to oust the Defendant and deprive him of his shares of common stock. The Defendant sought up to 3,500,000 shares of MIVI common stock and conversion of all of his shares of MIVI common stock into shares of common stock of the Company, as well as recovery of anticipated future revenue of the consulting agreement and other general damages.

          On June 22, 2001, the Defendant, certain of the MIVI founders, MIVI, and the Company entered into a Letter Agreement for Settlement Agreement to settle these legal actions and to lift the temporary injunction against completion of the transactions contemplated under the MIV Share Exchange Agreement, which was received by the Defendant on May 17, 2001.

          The parties did not execute the settlement agreement and on November 18, 2002, the Defendant filed a new lawsuit against the Company, filing a Writ of Summons and Statement of Claim against the Company, its subsidiary, and the Company's President, in the Supreme Court of British Columbia. The Statement of Claim alleges breach of contract and seeks the exchange of 3,192,399 shares of the Company for 3,192,399 shares in the capital of the Company's subsidiary or alternatively, damages and costs.

          On November 22, 2002, the Company filed an Appearance with the Supreme Court of British Columbia, giving notice of its intent to defend against the action.

          On December 24, 2002, the Company filed a Statement of Defense alleging a breach of representations and warranties made by the Plaintiff.

          On April 7, 2003, the Court dismissed the Action against Alan Lindsay, the President of the Company.

          Management currently believes that it will be successful in defending against the claims. However, if the Company is unsuccessful in its defence, it could be required to issue 3,192,399 common shares to the claimant.

          The outcome of this contingency cannot be determined at this time.

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

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

1.       Laser-cut coronary stent - in commercial manufacturing
2. Biocompatible coating for stents and drug delivery applications - in late-stage development
3.       Drug-eluting stent - in preclinical development
4. PROstent(TM)/Liprostin(TM) - (as a drug-eluting stent for local delivery of PGE-1) - in current development
5. ANGIOGENIX(TM)- (as a therapeutic coating for stents) - in early stage development (Endovasc is currently preparing an IND application and formulating Angiogenix(TM) for FDA Phase III trials for fields of use not involving stents)

In addition, the Company intends to use its proprietary coating and drug-delivery technologies, along with the biodegradable stent technology, to develop a series of drug-delivery devices that offer the benefits of local, sustained delivery of therapeutic agents from a biodegradable platform. The combination of these features would position MIV Therapeutics as a leader in the rapidly growing drug delivery sector.

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

In addition, MIVT has established a joint venture with Endovasc to develop a biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications as well as an ANGIOGENIX(TM) drug coating for stents. The Company intends to advance this proprietary technology through to commercial development and utilize it as the basis for a range of drug delivery products for both coronary and other applications.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended February 28, 2003, the Company posted a loss of $565,412, compared to a loss of $432,165 for the three months ended February 28, 2002.

The working capital deficit decreased from a deficit of $315,036 (February, 2002) to a deficit of $142,530 (February, 2003) the decrease in the working capital deficit is due primarily to decreases in accounts payable and accrued liabilities.

The Company's main focus during the three months ending February 28, 2003 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment. It is anticipated that this transition will have been completed by the end of the first quarter.

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses decreased to $175,716 during the quarter ended February 28, 2003, compared to $260,459 for the quarter ended February 28, 2002. The decrease in 2003 is mainly due to improved operating efficiencies within the company.

RESEARCH & DEVELOPMENT EXPENSES
-------------------------------

Research and developmental costs increased during the quarter ended February 28, 2003 to $113,029 compared to $60,486 for the quarter ended February 28, 2002. The increase in 2003 resulted primarily from the Company's increase of research and development on its coating technology and other research and development expenses relating to the Company's joint ventures.

DEPRECIATION EXPENSE
--------------------

Depreciation expenses remained fairly constant at $38,901 during the quarter ended February 28, 2003 compared to $37,137 for the quarter ended February 8, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $142,530 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation increased by $160,671 to $234,171 for the quarter ended February 28, 2003, from $73,500 during the same period in 2002.

FINANCING
---------

The Company's capital requirements have been and will continue to be significant. As of February 28, 2003, the Company had a working capital deficiency of $142,530.

Cash flow from financing activities increased to $1,312,500 compared to $52,500 for the same period in 2002.

The subscriptions received were for a private placement of 618,750 Units for $0.40 each, consisting of one common share and one non-transferable share purchase warrant to purchase an additional share for $1.00. 593,750 of the warrants expire on December 13, 2003, the remaining 25,000 expire on January 31, 2004. An aggregate of $224,994 was received for the Units during the quarter.

WARRANTS
--------

As at February 28, 2003, the Company has outstanding warrants to purchase 8,704,771 common shares. The following table summarized the exercise price and expiry dates of these warrants:

NUMBER OF WARRANTS          EXERCISE PRICE            EXPIRY DATE
------------------          --------------            -----------

 2,560,000                  1.50                      April 30, 2003
 1,133,333                  1.50                      June 14, 2003
 1,063,650                  1.00                      August 27, 2003
   979,038                  1.00                      September 27, 2003
   500,000                  0.40                      August 23, 2007
   500,000                  0.40                      October 22, 2007
   500,000                  1.00                      October 28, 2012
   350,000                  0.30                      October 28, 2012
   100,000                  0.01                      No expiry
   593,750                  1.00                      December 13, 2003
    25,000                  1.00                      January 31, 2004
   200,000                  0.01                      No expiry
   100,000                  1.00                      December 1, 2005
   100,000                  2.00                      January 30, 2007

The following table summarizes information about the warrants issued by the
Company:

                                                              NUMBER OF
QUARTER ENDED FEBRUARY 28, 2003                               UNDERLYING SHARES
-------------------------------                               -----------------

Warrants outstanding - November 30, 2002                      7,686,021
Warrants issued                                               1,018,750 (1)
Warrants expired                                                      0
                                                             -----------
Balance, end of period - February 28, 2003                    8,704,771

         (1) During the quarter, the Company accepted several private placement subscription agreements for an aggregate of 618,750 units. The price of each unit was $0.40 and consisted of one common share and one warrant to purchase a share at a price of $1.00. 593,750 of the warrants expire on December 13, 2003, the remaining 25,000 expire on January 31, 2004.

STOCK-BASED COMPENSATION
------------------------

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At February 28, 2003, the Company had 3,375,000 options outstanding. During the three months ended February 28, 2003, the Company did not grant any options and 590,000 options lapsed.

The following table summarizes information about the stock options issued by the
Company:

                                              NUMBER OF         WEIGHTED AVERAGE
QUARTER ENDED NOVEMBER 30, 2002               OPTIONS           EXERCISE PRICE
-------------------------------               ---------         ----------------

Options outstanding - August 31, 2002         3,965,000         $0.81
Options issued                                   50,000         $0.50
Options cancelled.                              590,000         $1.26
                                             ----------
Balance, end of period - November 30, 2002    3,425,000         $0.81

CASH POSITION
-------------

At February 28, 2003, the Company had cash and cash equivalents of $79,480 compared to a cash deficit position of $7,926 at February 28, 2002. The increase in the Company's cash position is due primarily to the increase in financing activities. The working capital deficiency decreased from a deficiency of $315,036 at February 28, 2002 to a deficiency of $142,530 as at February 28, 2003.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES
--------------------------------------

Accounts payable and accrued liabilities decreased 40% in the quarter ended February 28, 2003 to $449,867 compared to $751,853 at February 28, 2002. This majority of this decrease is a attributed to improved operating efficiencies.

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

In order to initiate marketing efforts for its laser-cut stent, commercialize its HAp coating technologies and move the PROstent(TM) product into preclinical studies, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products, and thus the Company's long-term viability, growth, and profitability will depend upon successful testing, approval, and commercialization of the Company's laser-cut stent or other products resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals, and even if obtained there can be no assurance that any product approval would lead to the successful commercialization of the product approved.

LIMITED OPERATING HISTORY.

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute the Company's business plan or manage any growth of the business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES.

Since inception, the Company has suffered recurring losses, totaling $12,797,239 as of February 28, 2003. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

DEPENDENCE ON MANAGEMENT AND RECRUITING.

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

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT.

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that the Company intends to develop. This could substantially impair the Company's ability to successfully commercialize the Company's laser-cut Stent, which would have a material adverse effect on the Company's performance.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of February 28, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As disclosed in the Company's prior filings, the Company is currently Defendant in an action in the Supreme Court of British Columbia

Management believes that it will be successful in defending against the Plaintiff's claims. However, if the Plaintiff is successful in his action and receives the 3,192,399 shares he is seeking, the Company's issued and outstanding shares will increase and current shareholders would feel an immediate dilution in the value of their shares. If the Plaintiff is awarded monetary damages in lieu of the shares, it would have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES

On December 13, 2002, the Company issued 593,750 units. The price of each unit was $0.40 and consisted of one common share and one warrant to purchase a share at a price of $1.00 until December 13, 2003. The shares were issued under
Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On January 20, 2003, the Company issued 20,000 shares to an Officer of the Company in payment of services pursuant to a Consulting Agreement. The shares were registered under Form S-8, as filed on November 8, 2002.

On January 31, 2003, the Company issued 25,000 units. The price of each unit was $0.40 and consisted of one common share and one warrant to purchase a share at a price of $1.00 until January 31, 2004. The shares were issued under Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On February 7, 2003, the Company issued 150,000 common shares to the Company's attorney for services. The shares were registered under Form S-8, as filed on November 8, 2002.

ITEM 5.  OTHER INFORMATION

On February 1, 2003, the Company signed two license agreements with the University of British Columbia relating to Thin HAp Coating and Porous HAp Coating for stents. The license agreements facilitate the transfer of the HAp coating technology to the Company's research and manufacturing facility for commercial development. The HAp coating was discovered at UBC and has been co-developed by MIVT and UBC under a Collaborative Research Agreement.

On February 21, 2003, the Company signed a Letter of Agreement with American Scene Corporation to purchase primary sponsorship of "Steve Crowley's American Scene", a live radio Investment Showcase program.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
10.3 License Agreement between the Company and the University of British Columbia relating to Thin HA Coating, dated effective February 1, 2003
10.4 License Agreement between the Company and the University of British Columbia relating to Porous HA Coating, dated effective February 1, 2003
10.5 Letter of Agreement between the Company and American Scene Corporation dated February, 2003.
99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO
99.3     Press Release:  MIVT Announces NSERC Research Grant, dated
         February 10, 2003

------------------
         (1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Reports on Form 8-K filed during the three months ended February 28, 2003.

         The Company did not file any current reports on Form 8-K during the three months ending February 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2002                       MIV Therapeutics, Inc.


                                            /S/ Alan Lindsay
                                            ----------------
                                            Alan Lindsay
                                            President

                                            /S/ Patrick McGowan
                                            -------------------
                                            Patrick McGowan
                                            CFO

CERTIFICATIONS

I, Alan Lindsay, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of MIV
         Therapeutics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this quarterly report is being prepared ;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 14, 2003


/S/ Alan Lindsay
----------------
Alan Lindsay
President

I, Patrick McGowan, certify that:

7.       I have reviewed this quarterly report on Form 10-QSB of MIV
         Therapeutics, Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this quarterly report is being prepared ;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 14, 2003


/S/ Patrick McGowan
-------------------
Patrick McGowan
CFO