Form 10KSB
period 2003-05-31
MIV THERAPEUTICS INC
filed 2003-08-29
CIK 1083011

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

Yes      X      No
     ---------     ---------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
    X
---------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 6, 2003. $9,759,571

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 6, 2003. 28,357,763

                             MIV THERAPEUTICS, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Business............................................................3

Item 2.   Properties..........................................................12

Item 3.   Legal Proceedings...................................................14

Item 4.   Submission of Matters of a Vote of Security Holders.................15

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................15

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation............................................16

Item 7.   Financial Statements and Supplementary Data.........................25

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................25

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant..................25

Item 10.  Executive Compensation..............................................29

Item 11.  Security Ownership of Certain Beneficial Owners and Management......31

Item 12.  Certain Relationships and Related Transactions......................32

                                     Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......33

Signatures ...................................................................35

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

The Company was incorporated as DBS Holdings, Inc. under the laws of the State of Nevada on March 19, 1999. On June 23, 1999, the Company acquired a 19% interest in "investorservice.com", an Internet domain name, paying for this acquisition with $2,500 in cash and by issuing 2,500 restricted shares of its common stock. On September 15, 2000, the Company exercised its option to acquire the remaining 81% interest in investorservice.com for an additional issuance of 10,000 restricted shares of the Company's common stock. Each issuance of common stock was exempt from registration under the Securities Act pursuant to Regulation D thereunder. Subsequently, the Company completed offerings of 10,268,000 shares of common stock to certain investors under the exemption from registration provided by Rule 504 of Regulation D under the Securities Act of 1933 (the "Securities Act").

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

In March 2001, the Company announced it had concluded negotiations for the acquisition and control of M-I Vascular Innovations, Inc., a stent medical device development company, and in April 2001, the Company signed a Share Exchange and Finance Agreement with M-I Vascular Innovations, Inc. The Company exchanged, on a one for one basis, 58% of the shares outstanding of M-I Vascular for shares in the Company. Pursuant to the terms of the Agreement, the Company completed the share exchange with the remaining shareholders of M-I Vascular on May 31, 2003.

In May 2001, in connection with the Share Exchange Agreement, the Company announced a change of business and control. The Company elected and appointed new officers and directors and began to engage in the business of developing medical stents. On March 5, 2002, following shareholder approval to amend the Company's Articles of Incorporation, the Company changed its name to MIV Therapeutics, Inc. The Company's shares are currently trading under the symbol "MIVT" on the OTCBB.

Product Background
------------------

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

The Company entered into a Collaborative Research Agreement with the University of British Columbia on May 23, 2001 to develop an alternative family of coatings for stents, made of hydroxyapatite (HA). Hydroxyapatite ceramics belong to a class of calcium phosphate based materials, which have long been widely used as bone substitutes. The hydroxyapatite coatings, like certain other biodegradable/biocompatible coatings such as polymers or ceramics, may encapsulate drugs, proteins, or DNA to address the problems of local inflammatory response of vascular tissue, and to prevent rapid proliferation of cells in the vicinity of the stent.

The Company entered into a License Agreement with Endovasc Ltd., Inc. in May 2002 whereby the Company was granted an exclusive world-wide license to use or cause to be used certain of Endovasc's Technology (which includes PROstent(TM) and Liprostin(TM)/PROstent(TM) used as a stent coating, catheter coating or other medical device coating) and any improvements in any manner and for any purpose whatsoever and including, without limiting the generality of the foregoing, to in any manner develop, maintain, manufacture, distribute (with the exclusivity of distribution only being limited to the areas of Canada, the United States and Mexico), market, sell, lease and/or license or sub-license all products derived or developed from the above technology and to sell the same to the general public world-wide in perpetuity during the continuance of this Agreement.

The Company also received one million (1,000,000) shares of Endovasc. In return for the License and the equity shares of Endovasc, the Company has agreed to pay an aggregate license fee of $2,200,000 ($200,000 of which has already been paid, the remaining $2,000,000 is to be paid in cash and/or shares of the Company).

On May 23, 2003, the Company announced it chose not to extend the PROstent(TM) License Agreement with Endovasc for economic reasons. The Company felt it would be more economically viable to focus its resources on its proprietary hydroxyapatite stent coating program.

The Company entered into a Joint Venture Agreement with Endovasc Ltd., Inc. in November 2002 to form Stentgenix, a 50/50 Joint Venture Company, Stentgenix, Inc. Stentgenix will focus on developing Endovasc's Angiogenix(TM) in a pharmaceutical coating to stimulate angiogenesis (new blood vessel growth in the patient's heart or limbs) for coronary and peripheral stents. Endovasc will transfer to the joint venture all rights, entitlement and interests in and to any and all coating for any applications, products and medical devices utilizing Endovasc's Angiogenix in addition to any and all resorbable stent and catheter technologies, applications and products developed by Endovasc at any time. MIV Therapeutics, Inc. has the right to contribute $2,500,000 in funding for the joint venture.

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

MIVT COATED STENT
The Company is developing a proprietary biocompatible coating technology that can be used with coronary stents and other medical devices. The first product will be a thin-film coated stent designed to inhibit restenosis (reblockage of arteries after angioplasty procedures). This coating technology will also serve as a platform for a new generation of drug-delivery devices.

MIVT DRUG-ELUTING STENT
The Company is also developing its proprietary coating technology for use on implanted medical devices to provide accurate local delivery of drugs. This thick drug-eluting coating will be utilized as the basis for the Company's drug delivery products.

MIVT-ENDOVASC JOINT VENTURE
Stentgenix, Inc., the Company's Joint Venture with Endovasc Ltd., Inc. intends to focus on developing Endovasc's Angiogenix(TM)in a pharmaceutical coating to stimulate angiogenesis (new blood vessel growth in the patient's heart or limbs) for coronary and peripheral stents.

Endovasc intends to sub-license its "field of use" license rights for the Angiogenix(TM) drug technology as they apply to stent coatings and license its biodegradable/resorbable stent and catheter technologies to Stentgenix, while the Company intends to contribute its stainless steel stents and provide initial funding to the joint venture.

Angiogenix(TM) is a cardiovascular drug that recruits the body's own stem cells to help grow new heart vessels. The treatment is predicted to relieve chest pain and improve heart function by restoring blood flow to blood-starved areas of the heart that often result from heart attacks and other coronary heart diseases. Angiogenix(TM) is a small molecule derived from the tobacco plant that, when given in low doses, has demonstrated results in stimulating growth of new vessels in four different animal experiments with simulated blood-flow deficiencies, suggesting that it will do the same in human patient's hearts and limbs. The Investigational New Drug application for the Angiogenix(TM) pharmaceutical product for a Phase III clinical trial, is in the process of being submitted to the FDA by Endovasc. However, Angiogenix(TM) is in an early stage of development for use as a stent coating.

Reports to Security Holders
---------------------------

The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 and we will furnish to our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings with the SEC. The address of that site is http://www.sec.gov. Other information may be obtained from our Company website, http://www.mivtherapeutics.com.

Objectives
----------

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. Since that date, the Company has completed the development of a proprietary coronary stent for use in angioplasty procedures and is in late-stage development of a novel ceramic coating technology that will be used to manufacture a range of biocompatible coatings for stent and drug delivery systems. More recently, the Company has entered into a strategic alliance with a corporate partner for development of proprietary drug-eluting stents and biodegradable medical devices.

The corporate mission of MIV Therapeutics is to become a recognized world leader in the development of biocompatible device coatings, therapeutic stent technologies and drug delivery systems that inhibit restenosis.

The Company intends to expand its novel drug delivery and coating technologies to become a major developer of proprietary coatings for medical devices that provide local delivery of therapeutic agents to treat a variety of critical illnesses.

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

GUIDANT
Guidant has completed a 180-patient ELUTES European clinical trial with impressive results and recently received a CE mark for the product. It announced that it plans to initiate marketing in the EU during late 2002. Guidant also anticipates an application to the FDA for marketing approval to be submitted during 2002.

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

In addition, the Company has entered into consulting agreements with three individuals to provide management services to the Company. The Company's Executive Vice President and Chief Financial Officer, Mr. Patrick McGowan, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities will also include liaison with attorneys, auditors, financial consultants, and the day to day business operations of the Company. Dr. Tom Troczynski has been hired as the Vice President of Coatings Technology to oversee the collaborative research between the University of British Columbia and the Company. The Company hired Mr. Arc Rajtar as the Vice President of Operations of its subsiary, MIVI Technologies, Inc. Mr. Rajtar's responsibilities include operations, logistics, engineering, quality assurance and regulatory affairs.

ITEM 2.  PROPERTIES

(a) Real Estate                         None

(b) Computer and Office Equipment       $20,308.00

Real Property
-------------

The Company owns no real property. It conducts all of its business from its 17,000 square foot leased facility in Vancouver, Canada. where it conducts its research and development of coronary stents and stent delivery systems and where it has its first laser manufacturing facilities and clean rooms for packaging. These facilities will be capable of producing 25,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for research and clinical trial purposes, and can be employed for first commercial production at such time, if ever, as the Company successfully acquires certification and registration permitting the sale of the MIVI Stent. The lease on the manufacturing facility extends to October 31, 2005, at a cost of $10,236 per month.

Intellectual Property And Intangibles
-------------------------------------

Patents

The Company has a portfolio of patent applications relating to its proprietary laser-cut stent. In addition, the Company has licensed rights to patents filed by the University of British Columbia on the HAp coating. The following is a summary of the patent filings to date:

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

ENDOVASC PATENT PORTFOLIO - BIODEGRADABLE STENT
Endovasc has filed patents on its biodegradable coating. To date, Endovasc has the following patent issued patents on this technologies:

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

Domain Names
------------

The Company holds a 100% interest in the following domain names:

     o   mivi.ca
     o   mivitherapeutics.com
     o   mivitechnologies.com
     o   mivitech.com
     o   investorservice.com
     o   mivtherapeutics.com
     o   m-i-v.com

Trademarks
----------

The Company has applications pending in the United States Patent and Trademark Office and in Canada for protection of the trade name MIV Therapeutics.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed in a current report on Form 8-K, filed on June 20, 2003, on November 18, 2002, John Ma, a former consultant with the Company's partially owned subsidiary, M-I Vascular Innovations, Inc. ("Vascular") filed a Writ and Statement of Claim in the Supreme Court of British Columbia against the Company, its Chief Executive Officer and President, Alan P. Lindsay, and against Vascular, seeking specific performance of a share exchange to receive 3,192,399 shares of the Company in exchange for 3,192,399 shares in Vascular, or alternatively, damages.

On April 1, 2003, the parties attended a court hearing in chambers on an application to dismiss the action against Mr. Lindsay on the basis that the action was vexatious and disclosed no reasonable claim against Mr. Lindsay. The Company was successful and on April 1, 2003 the Honourable Madam Justice Kirkpatrick, who presided over the hearing, granted the relief sought and dismissed the claim against the C.E.O. of the Company, Mr. Lindsay.

The Company and Vascular attended a court hearing in chambers on April 16, 17, and 25, 2003 on a summary trial application by the Plaintiff John Ma for an Order for a declaration that Ma is entitled to an exchange of 3,192,399 common shares of Vascular for 3,192,399 common shares of the Company pursuant to a Settlement Agreement entered into on September 14, 2001.

The Honourable Mr. Justice Lowry, who presided over the summary trial, pronounced judgment on May 20, 2003, granting the summary relief that was requested by Ma at the summary trial, and ordering the Company and Vascular to perform the share exchange (the "Judgment"). The Company has appealed the decision to the British Columbia Court of Appeal and anticipates that the appeal will be heard within the next 12 months.

The final terms of the Order of the Judgment of Mr. Justice Lowry have not yet been settled and the Company anticipates that the Order will be settled at a court hearing in chambers some time in late 2003.

On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to John Ma, offering to exchange Ma's common shares in Vascular for shares in the Company pursuant to British Columbia securities laws and regulations. In late May, 2003, after the Judgment was received, the Company asked Ma to submit his Vascular share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the Judgment and exchange Mr. Ma's shares in accordance with British Columbia securities laws and regulations. Mr. Ma refused to submit his share certificates, and to date the Company has not completed a share exchange of Ma's 3,192,399 Vascular shares.

In a counterclaim in the Supreme Court of British Columbia, the Company continues to dispute Ma's entitlement to the 3,192,399 Vascular shares and any Company shares that Ma may receive pursuant to court order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2003, the Company held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results were as follows:

PROPOSAL 1.         ELECTION OF DIRECTORS
-----------

Nominee             Votes For             Votes Abstained

Alan Lindsay        12,301,891                7,500

Patrick McGowan     12,301,891                7,500

Nathan Blumberg     12,301,891                7,500

Daniel Savard       12,301,891                7,500

PROPOSAL 2.         RATIFICATION OF APPOINTMENT OF MORGAN & COMPANY, LLP AS
-----------         INDEPENDENT AUDITOR FOR 2001

                    Votes For             Votes Abstained      Votes Against

                    12,302,391            7,000                0

PROPOSAL 3.         ADOPTION OF THE COMPANY'S 2001 STOCK OPTION PLAN
-----------
                    Votes For             Votes Abstained      Votes Against

                    8,118,461             338,951              158,650

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

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2003 and 2002 as follows:

                                         Price Range of
                                         Common Stock

Quarter Ended                       High              Low

August 31, 2001                     2.70             1.35
November 30, 2001                   2.50             0.42
February 28, 2002                   1.15             0.42
May 31, 2002                        1.52             0.53

August 31, 2002                     0.85             0.27
November 30, 2002                   0.90             0.27
February 28, 2003                   0.78             0.30
May 31, 2003                        0.47             0.16

(b) As of May 31, 2003, the Company had approximately 24,277,047 shares issued and outstanding of the common stock. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

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

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

     1. Laser-cut coronary stent - in commercial manufacturing

     2. Biocompatible coating for stents and drug delivery applications - in late-stage development
     3. Drug-eluting stent - in preclinical development
     4. ANGIOGENIX(TM)- (as a therapeutic coating for stents) - in early stage development(Endovasc is currently preparing an IND application and formulating Angiogenix(TM) for FDA Phase III trials for fields of use not involving stents)

In addition, the Company intends to use its proprietary coating and drug-delivery technologies, along with the biodegradable stent technology, to develop a series of drug-delivery devices that offer the benefits of local, sustained delivery of therapeutic agents from a biodegradable platform. The combination of these features would position MIV Therapeutics as a leader in the rapidly growing drug delivery sector.

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

In addition, MIVT has established a joint venture with Endovasc to develop a novel biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications as well as an ANGIOGENIX(TM) drug coating for stents. The Company intends to advance this proprietary technology through to commercial development and utilize it as the basis for a range of drug delivery products for both coronary and other applications.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the year ended May 31, 2003, the Company posted a loss of $3.17 million, compared to a loss of $4.74 million for the year ended May 31, 2002.

The working capital deficit decreased from a deficit of $646,178 (May, 2002) to a deficit of $362,024 (May, 2003). The decrease in the working capital deficit is due primarily to decreases in accounts payable and accrued liabilities.

The Company's main focus during the year ended May 31, 2003 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $1,762,692 during the year ended May 31, 2003, compared to $1,373,753 for the year ended May 31, 2002. The increase in 2003 is mainly due to increased operations within the Company.

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the year ended May 31, 2003 to $682,015 compared to $544,660 for the year ended May 31, 2002. The increase in 2003 resulted primarily from the Company's increase of research and development in its coating technology.

Depreciation Expense
--------------------

Depreciation expenses remained fairly constant at $151,850 during the year ended May 31, 2003 compared to $149,395 for the year ended May 31, 2002.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $362,024 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation decreased to $84,745 for the year ended May 31, 2003, from $2,722,965 during the same period in 2002.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of May 31, 2003, the Company had a working capital deficiency of $362,024.

Cash flow from financing activities increased to $1,398,851 for the year ended May 31, 2003, as compared to $472,700 for the year ended May 31, 2002.

The Company accepted several private placement subscriptions for Units which consisted of one common share and one non-transferable share purchase warrant to purchase an additional share.

Warrants
--------

The following table summarizes information about the warrants issued by the
Company:

                                                       NUMBER OF
                                                      UNDERLYING
                                                        SHARES
                                                     ------------

        Balance, May 31, 2001                          2,560,000

        Issued - private placements                    1,881,666
        Expired                                         (748,333)
                                                     ------------

        Balance, May 31, 2002                          3,693,333

        Issued - private placement                     3,092,688
        Issued - services rendered                     3,550,000
        Issued - share exchange agreement                381,800
                                                     ------------

        Balance, May 31, 2003                         10,717,821
                                                     ============

At May 31, 2003, the Company had outstanding warrants to purchase 10,717,821 shares of the Company's common stock at prices ranging from $0.01 to $2.00 per share. The warrants expire at various dates from June 13, 2003 to October 28, 2012.

During the year ended May 31, 2003, the board of directors approved an extension to the expiry date from April 30, 2003 to April 30, 2004, and a reduction of the exercise price from $1.50 per share to $0.75 per share of 2,560,000 warrants outstanding as at May 31, 2002. On April 16, 2003 the Company exchanged 381,800 warrants of M-I Vascular Innovations, Inc. on a one-for-one basis, extended their expiry date from April 30, 2003 to April 30, 2004 and reduced their exercise price from $1.50 per share to $0.75 per share. Accordingly, the fair value of these warrants of $33,611, as determined by the Black Scholes option pricing model, was recorded as a charge to general and administrative expenses in the consolidated statement of operations.

During the year ended May 31, 2003, the Company issued 3,550,000 warrants to various consultants for services rendered to the Company. These warrants had a fair value of $659,673. Accordingly, the warrants were recorded as a charge to general and administrative expenses in the consolidated statement of operations.

Stock-based compensation
------------------------

The Company's 2001 incentive stock option plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. Stock options granted generally vest over a period of two years.

The Company had the following stock option activity:

                                                                  WEIGHTED
                                                    NUMBER OF     AVERAGE
                                                    OPTIONS       EXERCISE PRICE
                                                    ----------------------------

Balance outstanding, May 31, 2001                     1,687,500   $        0.84

Options granted                                       4,210,000            0.75
Options cancelled                                    (2,322,500)           0.88
                                                    ----------------------------

Balance outstanding, May 31, 2002                     3,575,000            0.68

Options granted                                       1,290,000            0.43
Options cancelled                                      (690,000)           1.07
                                                    ----------------------------

Balance outstanding, May 31, 2003                     4,175,000   $        0.53
                                                    ============================

On May 6, 2003, the Company repriced 800,000 stock options granted during the year ended May 31, 2002, and 40,000 stock options granted during the year ended May 31, 2003 to $0.17 per share from prices ranging from $0.55 to $1.00 per share.

The following table summarizes information about the stock options outstanding at May 31, 2003:

                                                 OPTIONS
OPTIONS OUTSTANDING                              EXERCISABLE
------------------------------------------       ----------------
                             WEIGHTED
                             AVERAGE
              NUMBER         REMAINING            NUMBER
EXERCISE      OF             CONTRACTUAL          OF
PRICE         SHARES         LIFE (YEARS)         SHARES
------------------------------------------       ----------------

$     0.17      1,140,000        3.18                  1,140,000
      0.21        500,000        4.90                      -
      0.50        400,000        3.93                    400,000
      0.55        900,000        4.50                    900,000
      1.00      1,235,000        2.52                  1,235,000
------------------------------------------       ----------------

$     0.53      4,175,000        3.76                  3,675,000
==========================================       ================

Cash Position
-------------

At May 31, 2003, the Company had cash and cash equivalents of $11,614 compared to a cash position of $4,536 at May 31, 2002. The increase in the Company's cash position is due primarily to the increase in financing activities. The working capital deficiency decreased from a deficiency of $646,178 at May 31, 2002 to a deficiency of $362,024 as at May 31, 2003.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable
----------------

Accounts payable decreased 33% in the year ended May 31, 2003 to $448,959 compared to $672,396 at May 31, 2002. This majority of this decrease is attributed to improved operating efficiencies.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$10 million in research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to initiate marketing efforts for its laser-cut stent and commercialize its HAp coating technologies, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

DEVELOPMENT STAGE COMPANY

The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products, and thus the Company's long-term viability, growth, and profitability will depend upon successful testing, approval, and commercialization of the MIVT Stent or other products resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals, and even if obtained there can be no assurance that any product approval would lead to the successful commercialization of the product approved. Furthermore, the Company does not expect to begin the regulatory approval process in the United States for at least the next three years, and will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

LIMITED OPERATION HISTORY.

The Company has a limited operating history upon which an evaluation of its prospects can be made. There can be no assurance that the Company will effectively execute MIVT's business plan or manage any growth of the MIVT business, or that the Company's future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for the Company's products, the level of product and price competition, the Company's success in setting up and expanding distribution channels, and whether the Company can control costs. Many of these factors are beyond the control of the Company. In addition, the Company's future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES.

Since inception, the Company has suffered recurring losses. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

INTELLECTUAL PROPERTY RISKS.

The Company's success will depend in part on whether the Company can obtain patent protection for its products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. The Company has patent applications pending in the United States and in several foreign markets, and is in the process of filing additional foreign patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the MIVT laser-cut stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the MIVT laser-cut stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

PRODUCT LIABILITY EXPOSURE.

The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products. While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. The Company has not yet sought to obtain product liability coverage. The Company intends to obtain such coverage when it is apparent that the MIVT Stent or other products developed bythe Company will be marketable. There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company's results or ability to continue marketing its products.

UNCERTAINTY OF HEALTHCARE REIMBURSEMENT.

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that the Company intends to develop. This could substantially impair the Company's ability to successfully commercialize the MIVT Stent, which would have a material adverse effect on the Company's performance.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-26.


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


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 23, 2003. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

NAME                    AGE      TITLE                               TERM

Alan P. Lindsay         52       Chairman, President, CEO            Annual

Patrick A. McGowan      63       Executive Vice President, CFO,
                                 Secretary, Director                 Annual

Dr. Daniel Savard       52       Director                            Annual

Dr. Tom Troczynski      49       Vice President, Coatings            n/a

Arc Rajtar              55       Vice President, Operations for      n/a
                                 MIVI Technologies, Inc.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay         100%           Dr. Tom Troczynski        10%
Patrick A. McGowan      100%           Arc Rajtar                100%
Dr. Daniel Savard.      10%

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

ALAN P. LINDSAY, Chairman, President, and CEO, age 52.

Until the year 2000, Mr. Lindsay was Chairman, President and CEO of AZCO Mining Inc., an American Stock Exchange and Toronto Stock Exchange listed company, which was a successful base metals exploration company he co-founded in 1988. Mr. Lindsay was a co-founder of Anatolia Minerals and New Oroperu Resources Ltd., gold exploration companies which trade on the TSX Venture Exchange. Mr. Lindsay was also the Chairman of the Board of GeneMax Pharmaceuticals Inc., a company he co-founded and assisted with its financing. Mr. Lindsay has an extensive background in business management, marketing, and financing. Prior to founding AZCO Mr. Lindsay was responsible for building a significant business and marketing organization for Manulife Financial in Vancouver, BC. Mr. Lindsay has been in his current position since October 2001 and has been responsible for the strategic vision and corporate development of the company. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in
Item 401(d) of Regulation S-B.

PATRICK A. MCGOWAN, Executive Vice President and Chief Financial Officer, Secretary, age 63.

Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. He has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial representatives and the day to day business operations of the Company. Mr. McGowan served as President, Executive Vice-President and CEO of various private and publicly traded companies. As Chief Executive Officer of Flecto Coatings, Canada, from 1972 to 1979 and Flecto Coatings, Ltd., U.S.A., from 1979 to 1981, Mr. McGowan guided the corporation through a dramatic period of growth and consistently achieved corporate profit objectives. The specialty coating, marketed under the brand name Varathane(TM), has become an internationally recognized household product. Mr. McGowan also served as National Sales Manager for McNeil Laboratories (Canada) Ltd., a subsidiary of Johnson & Johnson, for seven years. He was responsible for the determination of marketing strategy of new and existing products and maintained liaison with international research facilities on product development. Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has no family relationship with any of the persons nominated to become directors or executive officers of the Company. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DR. DANIEL SAVARD, Director, age 52

Dr. Daniel Savard brings more than 20 years of clinical practice and clinical research in cardiology. Dr. Savard holds a doctorate degree in medicine from Faculty of Medicine of Montreal University (1971-1976) and a license of the Medical Council of Canada. He completed postdoctoral training in Internal Medicine and in Cardiology at Montreal University (1976-1980) and a fellowship in clinical and research echocardiography at Quebec Heart Institute of Laval University. He has been certified in Cardiology from the Corporation des Medecins du Quebec and from the Royal College of Physicians and Surgeons of Canada. Dr. Savard is professor of Medicine at University of Montreal and practicing at Centre Hospitalier Universitaire de Montreal, Notre-Dame Hospital in Montreal. His research interests are coronary heart disease, congestive heart failure, arterial hypertension, hyperlipidemia, angiogenesis therapy in coronary heart disease, circadian cycle and ambulatory blood pressure monitoring.

Dr. Savard is highly involved in clinical research. Indeed, he participated in over 40 clinical trials or which several were international multicenter studies. He has been Principal Investigator, in his institution, for 25 of these studies.

He has been member for several large pharmaceuticals clinical advisory boards for companies such as Pfizer, Hoechst Marion Roussel, Biovail Corp, Crystaal Corp. and Aventis Pharma Inc. He is currently consultant for Biovail Corp. and for Medisys, an important Canadian Health Care Management company.

Dr. Savard is Medical Assistant-Director of the Quebec Blue Cross (Canassistance inc.), an Insurance Company and is member of the Board of Governors of Canassistance. He is member of the Societe des Medecins-Experts du Quebec where he does expertise evaluation in Cardiology mainly for Insurance companies, as an expert in civil liability and recently for La Regie des Rentes du Quebec.

He is an active member of several associations such as: the Association des Cardiologues du Quebec and of the Association des Medecins Specialistes du Quebec. Dr. Savard published more than 40 manuscripts from his research. Dr. Savard has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

TOM TROCZYNSKI, Vice President of Coatings, age 49

Dr. Troczynski joined the Company in February 2002 to assist in the development of its proprietary coating technologies. Dr. Troczynski is a Professor in Metals and Materials Engineering Dept. at the University of British Columbia and leads UBCeram, the largest ceramics research group in Canada. His bio-ceramics development program is focused on the development of biocompatible hydroxyapatite coatings for metallic substrates, such as implants and stents. Dr. Troczynski graduated from McMaster University in Hamilton, Ontario in Materials Science and Engineering in 1987. He has published many journal articles and other publications, as well as filed a number of patents. . Dr. Troczynski has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

ARC RAJTAR, Vice President, Operations (MIVI Technologies, Inc.), age 55.

Arc Rajtar joined MIVI Technologies, Inc. the operating subsidiary of MIV Therapeutics, in February 2002. Previously, he was the President of Quexx International Ltd., a management consulting company that specializes in business process engineering, business development and quality management systems for medical and electronics industries. Mr. Rajtar has worked for such companies as Fiat, Toyota, Spectrum Signal Processing and NetLogix Information Technologies in various executive positions. Mr. Rajtar received a Master in Mechanical Engineering from the Technical University of Gdansk, Poland and is a Chartered Engineer with The Institution of Engineers, Australia and a Member of American Society for Quality. Mr. Rajtar has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

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

EXECUTIVE COMPENSATION

(a)   Cash Compensation.

Compensation paid by the Company for all services provided up to May 31, 2003 to each of its executive officers


                           SUMMARY COMPENSATION TABLE

                       Annual Compensation              Long Term Compensation

(a)                    (b)   (c)     (d)   (e)          (f)         (g)

Name and               Year  Salary  Bonus Other        Restricted  Securities
Principal                    ($)     ($)   Annual       Stock       Underlying/
Position                                   Compensation Awards      Options
                                           ($)          ($)         (#)

Alan P. Lindsay (1)    2003  138,710  -    7,700        -           400,000
President, CEO         2002  133,100  -    -            -           100,000
and Director           2001  110,000  -    -            -           -

Patrick A. McGowan     2003  58,343   -    24,000       -           250,000
CFO, Executive VP      2002  24,411   -    -            -           250,000
Secretary and Director 2001  -        -    -            -           -

Tom Troczynksi (2)     2003  39,567   -    6,368        -           -
Vice President of      2002  -        -    -            -           -
Coatings               2001  -        -    -            -           -

Arc Rajtar             2003  64,166   -    6,898        -           150,000
Vice President of      2002  -        -    -            -           -
Operations (MIVI)      2001  -        -    -            -           -

Nathan Blumberg (3)    2003  -        -    5,975        -           -
Director               2002  -        -    -            -           -
                       2001  -        -    -            -           -

Daniel Savard          2003  -        -    17,022       -           150,000
Director               2002  -        -    -            -           -
                       2001  -        -    -            -           -

(1) Of the $138,710 salary to Alan P. Lindsay, $36,000 has been paid and $102,710 remains accrued salary.

(2) Of the $39,567 salary paid to Tom Troczynski, $19,625 has been paid and $19,492 remains accrued salary.

(3)      Dr. Blumberg resigned from the Board of Directors on June 18, 2003

(a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2003.

                                      Option/SAR Grants in Last Fiscal Year
                                      -------------------------------------

-------------------------- ------------------------------ ------------------------ ------------------ ----------------
Name                       Number of Securities           Percent of total         Exercise or Base   Expiration Date
                           Underlying Option/SAR          Option/SAR Granted in    Price
                           Granted (#)                    Fiscal Year              ($/S#)
-------------------------- ------------------------------ ------------------------ ------------------ ----------------

-------------------------- ------------------------------ ------------------------ ------------------ ----------------
Alan Lindsay                          200,000                      11.9%                 0.21            04/23/08
                                      300,000                                            0.17            04/23/08
-------------------------- ------------------------------ ------------------------ ------------------ ----------------
Patrick McGowan                       200,000                      11.9%                 0.21            04/23/08
                                      300,000                                            0.17            04/23/08
-------------------------- ------------------------------ ------------------------ ------------------ ----------------
Daniel Savard                         250,000                       5.9%                 0.21            04/23/08
-------------------------- ------------------------------ ------------------------ ------------------ ----------------
Arc Rajtar                               -                           -                     -                 -
-------------------------- ------------------------------ ------------------------ ------------------ ----------------

                                    Aggregated Option Exercises and Option Values
                                    ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2001 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of August 20, 2002

----------------------------- --------------------------- -------------------------- ---------------------------------
Name                          Shares Acquired on          Value Realized             Number of Securities Underlying
                              Exercise (#)                                           Options
                                                                                     Exercisable/Unexercisable
----------------------------- --------------------------- -------------------------- ---------------------------------

----------------------------- --------------------------- -------------------------- ---------------------------------
Alan Lindsay                             n/a                         n/a                         500,000
----------------------------- --------------------------- -------------------------- ---------------------------------



Patrick McGowan                          n/a                         n/a                         500,000
----------------------------- --------------------------- -------------------------- ---------------------------------
Tom Troczynski                           n/a                         n/a                           n/a
----------------------------- --------------------------- -------------------------- ---------------------------------
Arc Rajtar                               n/a                         n/a                           n/a
----------------------------- --------------------------- -------------------------- ---------------------------------
Nathan Blumberg                          n/a                         n/a                           n/a
----------------------------- --------------------------- -------------------------- ---------------------------------
Daniel Savard                            n/a                         n/a                         250,000
----------------------------- --------------------------- -------------------------- ---------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 28,357,763 shares outstanding at August 6, 2003.



Title of     Name and Address of                Amount of Beneficial    Percent
Class        Beneficial Owner                   Interest                of Class

Common       638519 BC Ltd                      1,731,334               6.1%
             1300 - 111 West Georgia Street
             Vancouver, BC  V6E 4M3

Common       Isaiah Capital, Ltd.               2,000,000               7.1%
             P.O. Box 546
             28-30 The Parade
             St. Helier, Jersey
             Channel Islands  JE4 8XY

Common       James Davidson                     2,800,000 shares (1)    9.9%
             108 North Alfred Street
             Suite 200
             Alexandria, VA  22314

Common       New Paradigm Capital, Ltd.         1,500,000 shares (1)    5.3%
             Clarendon House
             Bermuda Road
             Hamilton, Bermuda

(1) Includes (i) 1,200,000 shares owned directly by Mr. Davidson, (ii) 500,000 shares owned by Mr. Davidson's minor children, over which he holds voting and investment control, (iii) 100,000 options to purchase shares of the Company, and (iv) 1,500,000 shares owned by New Paradigm Capital Ltd., of which Mr. Davidson owns 48% of the voting and investment control.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 6, 2003.

Title of     Name and Address of                Amount of Beneficial    Percent
Class        Beneficial Owner                   Interest                of Class

Common       Alan P. Lindsay                    400,000                 1.4%
             Suite 1, 8765 Ash Street.          500,000 Options         1.8%
             Vancouver, BC  V6P 3T3


Common       Patrick A. McGowan                 63,274                  0.2%
             Suite 1, 8765 Ash Street           500,000 Options         1.8%
             Vancouver, BC  V6P 3T3

             Daniel Savard                      250,000 Options         0.9%
             10 Blvd. Hauts-Bois
             Ste-Julie, Quebec   J0L 2S0


             Tom Troczynksi                     500,000 Warrants        1.8%
             Suite 1, 8765 Ash Street
             Vancouver, BC  V6P 3T3

Common       Arc Rajtar                         10,000                  .03%
             Suite 1, 8765 Ash Street           150,000 Options         0.5%
             Vancouver, BC  V6P 3T3

Total as a group                                473,274 Shares          1.7%
                                                1,400,000 Options       4.9%
                                                500,000 Warrants        1.8%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2003, the Company paid $Nil (2002 - $4,583) in rent to a Company with a common officer. At May 31, 2003, $2,805 (2002 - $2,805) was due to this Company.

During the year ended May 31, 2003, the Company incurred $228,753 (2002 - $230,192) in management and consulting fees from two directors and officers of the Company.

As at May 31, 2003, an amount of $134,178 (2002 - $161,329) was due to the Chief Executive Officer of the Company, of which $99,500 was secured by the assets of the Company.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2003 are filed as part of this report.

         (1) Financial statements of MIV Therapeautics, Inc.

                                                                            Page

Independent Auditor's Report for year ended May 31, 2003.....................F-1

Consolidated Balance Sheet at May 31, 2003 and 2002..........................F-2

Consolidated Statements of Operations for each of two years in the period ended May 31, 2003................................................F-3

Consolidated Statements of Cash Flows for each of the
two years in the period ended May 31, 2003...................................F-4

Statement of Changes in Shareholders' Equity for each of the two years in the period ended May 31, 2003...................................F-5


Notes to Consolidated Financial Statements...................................F-9


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

Exhibit
Number      Description of Document
------      -----------------------

3.1 (a)     Articles of Incorporation

3.2 (a)     By-laws
10.1 (b)    Consulting Agreement between the Company and Craig Scott and Karen
            Ard Dated November 2, 2002
10.2 (b)    Shareholders and Security Holders Agreement between the Company and
            Endovasc, Inc. and Stentgenix, Inc. dated November 20. 2002
10.3 (c)    License Agreement between the Company and the University of British
            Columbia relating to Thin HA Coating, dated effective February 1,
            2003
10.4 (c)    License Agreement between the Company and the University of British
            Columbia relating to Porous HA Coating, dated effective February 1,
            2003
10.5 (c)    Letter of Agreement between the Company and American Scene
            Corporation dated February, 2003
99.1        Section 906 Certification of CEO
99.2        Section 906 Certification of CFO
99.3        Press Release dated October 30, 2001: DBS Holdings Appoints Mr.
            James Elliott
99.4        Press Release dated November 6, 2001: DBS Holdings, a Coronary Stent
            Development Company, Appoints Dr. Wilfred Jefferies
99.5        Press Release dated November 8, 2001: DBS Holdings Appoints CFO and
            Engages PricewaterhouseCoopers as Auditor
99.6        Press Release dated January 23, 2002: DBS Holdings Proposes Name
            Change and Increase in Share Capital
99.7        Press Release dated February 19, 2002: DBS Holdings Reaches
            Agreement on Medical Device Coatings
99.8        Press Release dated February 28, 2002: DBS Holdings Enhances
            Coronary Stent Development Team
99.9        Press Release dated March 11, 2002: DBS Holdings (DBSH:OTCBB)
            Changes Name and Trading Symbol
99.10       Press Release dated May 22, 2002: MIV Therapeutics, Inc. Announces
            Licensing of Endovasc's Prostent
99.11       Press Release dated June 13, 2002: MIV Therapeutics, Inc. Announces
            Joint Venture Agreement on Cardiovascular Disease Technologies

----------------------------------

(a) Included as an Exhibit to MIV Therapeautics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed January 14, 2003.

(c) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed April 14, 2003.

b)       Reports on Form 8-K

On November 27, 2002, the Company filed a report on Form 8-K under Item 5, Other Events, disclosing updates to the Company's Legal Proceedings.

On June 20, 2003, the Company filed a report on Form 8-K under Item 5, Other Events, disclosing updates to the Company's Legal Proceedings and Completion of a share exchange under the Company's Share Exchange Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 29, 2003            MIV THERAPEUTICS, INC.


                                    /s/ Alan P. Lindsay
                                    -------------------------------
                                    Alan P. Lindsay
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                         Director            August 29, 2003
-------------------
Alan P. Lindsay


/s/ Patrick McGowan                         Director            August 29, 2003
-------------------
Patrick McGowan

CERTIFICATIONS

I, Alan Lindsay, certify that:

   1. I have reviewed this annual report on Form 10-KSB of MIV Therapeutics, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : August 29, 2003


/s/ Alan P. Lindsay
-------------------
Alan Lindsay
President

I, Patrick McGowan, certify that:

   7. I have reviewed this annual report on Form 10-KSB of MIV Therapeutics, Inc.;

   8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

   11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls ; and

   12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : August 29, 2003


/s/ Patrick McGowan
-------------------
Patrick McGowan
CFO

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of MIV Therapeutics Inc.
(A Development Stage Company)


We have audited the consolidated balance sheet of MIV Therapeutics Inc. (a development stage company) as at May 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MIV Therapeutics Inc. as of May 31, 2003 and 2002, and the results of their operations for each of the two years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that MIV Therapeutics Inc. will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, MIV Therapeutics Inc. has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                             "Morgan & Company"

July 29, 2003                                              Chartered Accountants

Tel: (604) 687-5841                                P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1
                          [ACPA Membership Logo Here]

                                   MIV THERAPEUTICS INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)

-----------------------------------------------------------------------------------------------
                                                                             MAY 31
                                                                      2003             2002
-----------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash and cash equivalents                                    $     11,614    $      4,536
     Prepaid expenses and deposits                                      46,819          21,933
     Other receivable                                                  165,485         163,883
                                                                  -----------------------------
                                                                       223,918         190,352
INVESTMENT, at cost (Note 6)                                            50,000          50,000
LICENSE (Note 10)                                                           --         150,000
PLANT AND EQUIPMENT, net (Note 4)                                      312,179         428,098
                                                                  -----------------------------

                                                                  $    586,097    $    818,450
===============================================================================================

LIABILITIES
CURRENT
     Accounts payable                                             $    448,959         672,396
     Due to related parties (Note 9)                                   136,983         164,134
                                                                  -----------------------------
                                                                       585,942         836,530
LOAN PAYABLE (Note 7)                                                  500,000              --
                                                                  -----------------------------
                                                                     1,085,942         836,530
                                                                  -----------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (Note 8)
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         24,577,047 common shares at May 31, 2003 and
         16,665,500 common shares at May 31, 2002                       24,577          16,665

ADDITIONAL PAID-IN CAPITAL                                           9,403,308       6,862,237
WARRANTS                                                             2,093,760       1,095,495
DEFERRED COMPENSATION                                                  (48,649)        (84,745)
COMMON STOCK ISSUABLE                                                   31,244         256,066
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                   (11,952,336)     (8,136,883)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                 (51,749)        (26,915)
                                                                  -----------------------------
                                                                      (499,845)        (18,080)
                                                                  -----------------------------

                                                                  $    586,097    $    818,450
===============================================================================================

Approved by the Directors:


--------------------------------------                   --------------------------------------
Director                                                 Director

                                            F-2

                                   MIV THERAPEUTICS INC.
                               (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------
                                                                                 PERIOD FROM
                                                                               INCORPORATION
                                                                                 JANUARY 20
                                                       YEARS ENDED                1999 TO
                                                          MAY 31                   MAY 31
                                                   2003            2002             2003
--------------------------------------------------------------------------------------------

EXPENSES
     General and administrative
       (Note 13)                               $  1,762,692    $  1,373,753    $  5,493,176
     Stock based compensation                        84,745       2,722,965       3,426,665
     Research and development                       682,015         544,660       2,689,536
     Depreciation                                   151,850         149,395         431,506
     Interest expense                                22,603           3,204         875,807
     Licenses acquired charged to operations        479,780              --         479,780
                                               ---------------------------------------------

LOSS FROM OPERATIONS                              3,183,685       4,793,977      13,396,470

LOSS (GAIN) ON FOREIGN EXCHANGE                      (9,576)        (54,464)         11,120
INTEREST INCOME                                          --          (4,436)        (49,767)
                                               ---------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST        3,174,110       4,735,077      13,357,824
LESS:  MINORITY INTEREST SHARE OF LOSS                 (699)       (805,611)     (1,663,794)
                                               ---------------------------------------------

NET LOSS FOR THE YEAR                          $  3,173,411    $  3,929,466    $ 11,694,030
============================================================================================


BASIC AND DILUTED LOSS PER SHARE               $      (0.17)   $      (0.24)
============================================================================


BASIC AND DILUTED WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING
                                                 19,198,962      16,382,135
============================================================================


                                            F-3

                                        MIV THERAPEUTICS INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (STATED IN U.S. DOLLARS)

                                                                                           PERIOD FROM
                                                                                          INCORPORATION
                                                                                           JANUARY 20
                                                                  YEARS ENDED               1999 TO
                                                                    MAY 31                   MAY 31
                                                              2003           2002             2003
                                                         ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the year                               $ (3,174,110)   $ (4,735,077)   $(13,357,824)
     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                              84,745       2,722,965       3,703,649
         Stock issued for other than cash                   1,595,597         401,868       1,746,408
         Interest expense on related party loan                    --              --         850,000
         Depreciation                                         151,850         149,395         431,506
         Leasehold improvements written down                       --              --          13,300
         Intangible assets impairment                         150,000              --         150,000
     Changes in non-cash working capital items:
         Other receivable                                      (1,602)       (148,963)       (165,641)
         Prepaid expenses and deposits                        (24,885)         19,852         (47,498)
         Accounts payable                                    (112,603)        148,757         473,576
                                                         ----------------------------------------------
                                                           (1,331,008)     (1,441,203)     (6,202,524)
                                                         ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for
       cash, less share issuance costs                        894,758          52,500       4,550,901
     Due to related parties                                   (27,151)        164,134         986,983
     Cash acquired in reverse acquisition                          --              --          13,824
     Subscriptions received                                    31,244         256,066       1,357,310
     Common stock redemption                                       --              --        (120,000)
     Loan payable                                             500,000              --         500,000
                                                         ----------------------------------------------
                                                            1,398,851         472,700       7,289,018
                                                         ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of license                                        --        (200,000)       (200,000)
     Purchases of plant and equipment                         (35,931)        (14,385)       (761,903)
                                                         ----------------------------------------------
                                                              (35,931)       (214,385)       (961,903)
                                                         ----------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                               (24,834)        (54,908)       (112,977)
                                                         ----------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS
                                                                7,078      (1,237,796)         11,614

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,536       1,242,332              --
                                                         ----------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $     11,614    $      4,536    $     11,614
======================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
     Accounts payable in settlement of agreement
       (Note 8(c))                                       $    110,835    $         --
     Related party loan                                            --         850,000
     Subscriptions received (Note 8(f))                      (256,066)     (1,070,000)
======================================================================================

                                                 F-4

                                                 MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                      MAY 31, 2003
                                                (STATED IN U.S. DOLLARS)

                                             COMMON STOCK                              OTHER CAPITAL ACCOUNTS
                                    ---------------------------------------------------------------------------------------------
                                       Number                         Additional                                       Common
                                         Of              Par           Paid-In                        Deferred          Stock
                                       Shares           Value          Capital         Warrants     Compensation       Issuable
                                    ---------------------------------------------------------------------------------------------

Balance, January 20, 1999                     --    $         --    $         --    $         --    $         --    $         --

Issuance of common stock
     For cash                         12,217,140          12,217         920,826              --              --              --
Common shares issuable pursuant
  to anti-dilution provision                  --              --              --              --              --          45,676
Comprehensive income (loss)
     Loss for the period                      --              --              --              --              --              --
                                    ---------------------------------------------------------------------------------------------
Balance, May 31, 1999                 12,217,140          12,217         920,826              --              --          45,676

Issuance of common stock
     For cash                            828,350             828         435,598         257,794              --              --
     For services                        420,000             420         287,700              --              --              --
     For settlement of agreement          99,500             100          68,157              --              --              --
Common shares issuable pursuant
  to anti-dilution provision                  --              --              --              --              --         210,487
Subscriptions received                        --              --              --              --              --         249,800
Stock options granted                         --              --          54,600              --         (54,600)             --
Amortization of stock based
  compensation                                --              --              --              --          23,780              --
Comprehensive income (loss)
     Loss for the year                        --              --              --              --              --              --
     Foreign currency
       translation adjustment                 --              --              --              --              --              --
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2000                 13,564,990          13,565       1,766,881         257,794         (30,820)        505,963

                                                                                                                     (CONTINUED)

                                    Accumulated       Deficit
                                       Other        Accumulated
                                   Comprehensive    During The        Total
                                      Income        Development    Stockholders'
                                      (Loss)           Stage          Equity
                                   ---------------------------------------------

Balance, January 20, 1999          $         --    $         --    $         --

Issuance of common stock
     For cash                                --              --         933,043
Common shares issuable pursuant
  to anti-dilution provision                 --              --          45,676
Comprehensive income (loss)
     Loss for the period                     --        (179,544)       (179,544)
                                   ---------------------------------------------
Balance, May 31, 1999                        --        (179,544)        799,175

Issuance of common stock
     For cash                                --              --         694,220
     For services                            --              --         288,120
     For settlement of agreement             --              --          68,257
Common shares issuable pursuant
  to anti-dilution provision                 --              --         210,487
Subscriptions received                       --              --         249,800
Stock options granted                        --              --              --
Amortization of stock based
  compensation                               --              --          23,780
Comprehensive income (loss)
     Loss for the year                       --      (1,602,492)     (1,602,492)
     Foreign currency
       translation adjustment              (731)             --            (731)
                                   ---------------------------------------------

Balance, May 31, 2000                      (731)     (1,782,036)        730,616

                                                  MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                      MAY 31, 2003
                                                (STATED IN U.S. DOLLARS)


                                             COMMON STOCK                              OTHER CAPITAL ACCOUNTS
                                    ---------------------------------------------------------------------------------------------
                                       Number                         Additional                                       Common
                                         Of              Par           Paid-In                        Deferred          Stock
                                       Shares           Value          Capital         Warrants     Compensation       Issuable
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2000                 13,564,990    $     13,565    $  1,766,881    $    257,794    $    (30,820)   $    505,963
Issuance of common stock
     For cash                          1,865,000           1,865       1,119,743         540,492              --              --
     For settlement of agreement          62,000              62          42,470              --              --              --
     For conversion of
       subscriptions receivable          269,800             270         164,813          84,717              --        (249,800)
Common shares issuable                        --              --              --              --              --          53,100
Subscriptions received                        --              --              --              --              --          57,825
Stock options granted                         --              --         112,600              --              --              --
Common shares issuable pursuant
  to anti-dilution provision                  --              --              --              --              --          25,147
Amortization of stock based
  compensation                                --              --              --              --          20,183              --
Beneficial conversion on related
  party loan                                  --              --         850,000              --              --              --
Comprehensive income (loss)
     Loss for the year                        --              --              --              --              --              --
     Foreign currency
       translation adjustment                 --              --              --              --              --              --
                                    ---------------------------------------------------------------------------------------------
Balance prior to recapitalization
                                      15,761,790          15,762       4,056,507         883,003         (10,637)        392,235
Minority interest of M-I
  Vascular Innovations, Inc.
  (Note 1(b))                         (6,751,790)         (6,752)     (1,792,374)       (113,776)             --        (392,235)
                                    ---------------------------------------------------------------------------------------------
Total relating to final M-I
  Vascular Innovations, Inc.
  May 15, 2001                         9,010,000           9,010       2,264,133         769,227         (10,637)             --
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.)
  shareholders at May 15, 2001        11,085,500          11,086         150,104              --              --              --
Share redemption pursuant to
  share exchange and finance
  agreement                           (5,500,000)         (5,500)       (150,104)             --              --              --
Subscriptions received                        --              --              --              --              --       1,070,000
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2001                 14,595,500          14,596       2,264,133         769,227         (10,637)      1,070,000

                                                                                                                      (CONTINUED)

                                    Accumulated       Deficit
                                       Other        Accumulated
                                   Comprehensive    During The        Total
                                      Income        Development    Stockholders'
                                      (Loss)           Stage          Equity
                                   ---------------------------------------------

Balance, May 31, 2000              $       (731)   $ (1,782,036)   $    730,616
Issuance of common stock
     For cash                                --              --       1,662,100
     For settlement of agreement             --              --          42,532
     For conversion of
       subscriptions receivable              --              --              --
Common shares issuable                       --              --          53,100
Subscriptions received                       --              --          57,825
Stock options granted                        --              --         112,600
Common shares issuable pursuant
  to anti-dilution provision                 --              --          25,147
Amortization of stock based
  compensation                               --              --          20,183
Beneficial conversion on related
  party loan                                 --              --         850,000
Comprehensive income (loss)
     Loss for the year                       --      (3,911,601)     (3,911,601)
     Foreign currency
       translation adjustment            30,027              --          30,027
                                   ---------------------------------------------
Balance prior to recapitalization
                                         29,296      (5,693,637)       (327,471)
Minority interest of M-I
  Vascular Innovations, Inc.
  (Note 1(b))                                --       1,744,526        (560,611)
                                   ---------------------------------------------
Total relating to final M-I
  Vascular Innovations, Inc.
  May 15, 2001                           29,296      (3,949,111)       (888,082)
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.)
  shareholders at May 15, 2001               --        (193,910)        (32,720)
Share redemption pursuant to
  share exchange and finance
  agreement                                  --         (64,396)       (220,000)
Subscriptions received                       --              --       1,070,000
                                   ---------------------------------------------

Balance, May 31, 2001                    29,296      (4,207,417)        (70,802)

                                                  MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                      MAY 31, 2003
                                                (STATED IN U.S. DOLLARS)

                                             COMMON STOCK                              OTHER CAPITAL ACCOUNTS
                                    ---------------------------------------------------------------------------------------------
                                       Number                         Additional                                       Common
                                         Of              Par           Paid-In                        Deferred          Stock
                                       Shares           Value          Capital         Warrants     Compensation       Issuable
                                    ---------------------------------------------------------------------------------------------
Balance, May 31, 2001                 14,595,500    $     14,596    $  2,264,133    $    769,227    $    (10,637)   $  1,070,000

Issuance of common stock
     For subscription received           713,333             713       1,015,110          54,177              --      (1,070,000)
     For cash                             35,000              35          51,774             691              --              --
     For settlement of related
       party loan                      1,133,333           1,133         522,599         326,268              --              --
     For finders' fees                   113,334             113         236,755              --              --              --
     For services rendered                75,000              75         164,925              --              --              --
Stock option grants                           --              --       2,552,073              --        (322,439)             --
Expiration of warrants                        --              --          54,868         (54,868)             --              --
Amortization of stock based
  compensation                                --              --              --              --         248,331              --
Subscriptions received                        --              --              --              --              --         256,066
Comprehensive income (loss)
     Loss for the year                        --              --              --              --              --              --
     Foreign currency
       translation adjustment                 --              --              --              --              --              --
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2002                 16,665,500          16,665       6,862,237       1,095,495         (84,745)        256,066

                                                                                                                      (CONTINUED)

                                    Accumulated       Deficit
                                       Other        Accumulated
                                   Comprehensive    During The        Total
                                      Income        Development    Stockholders'
                                      (Loss)           Stage          Equity
                                   ---------------------------------------------
Balance, May 31, 2001              $     29,296    $ (4,207,417)   $    (70,802)

Issuance of common stock
     For subscription received               --              --              --
     For cash                                --              --          52,500
     For settlement of related
       party loan                            --              --         850,000
     For finders' fees                       --              --         236,868
     For services rendered                   --              --         165,000
Stock option grants                          --              --       2,229,634
Expiration of warrants                       --              --              --
Amortization of stock based
  compensation                               --              --         248,331
Subscriptions received                       --              --         256,066
Comprehensive income (loss)
     Loss for the year                       --      (3,929,466)     (3,929,466)
     Foreign currency
       translation adjustment           (56,211)             --         (56,211)
                                   ---------------------------------------------

Balance, May 31, 2002                   (26,915)     (8,136,883)        (18,080)


                                                  MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                      MAY 31, 2003
                                                (STATED IN U.S. DOLLARS)


                                             COMMON STOCK                              OTHER CAPITAL ACCOUNTS
                                    ---------------------------------------------------------------------------------------------
                                       Number                         Additional                                       Common
                                         Of              Par           Paid-In                        Deferred          Stock
                                       Shares           Value          Capital         Warrants     Compensation       Issuable
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2002                 16,665,500    $     16,665    $  6,862,237    $  1,095,495    $    (84,745)   $    256,066

Issuance of common stock
     For cash (Note 8(a))              2,452,523           2,453         649,251         243,054              --              --
     For services rendered
       (Note 8(b))                     1,789,777           1,790         538,251              --         (13,333)             --
     For license fee (Note 10(b))        750,000             750         186,750          61,927              --              --
     For subscriptions received
       (Note 8(f))                       640,165             640         193,499              --              --        (256,066)
     For settlement of debt
       (Note 8I)                         235,294             235         110,600              --              --              --
     In exchange of MI shares
       (Note 1)                        2,043,788           2,044         639,299              --              --              --
Stock option granted (Note 8(e))              --              --         257,032              --          (5,975)             --
Subscriptions received
  (Note 8(f))                                 --              --              --              --              --          31,244
Warrants issued for services
  (Note 8(d))                                 --              --              --         659,673         (29,341)             --
M-I warrants exchanged
  (Note 8(d))                                 --              --         (33,611)         33,611              --              --
Amortization of stock based
 compensation                                 --              --              --              --          84,745              --
Foreign currency translation
 adjustment                                   --              --              --              --              --              --
Loss for the period                           --              --              --              --              --              --
                                    ---------------------------------------------------------------------------------------------

Balance, May 31, 2003                 24,577,047    $     24,577    $  9,403,308    $  2,093,760    $    (48,649)   $     31,244
                                    =============================================================================================
                                                                                                                      (CONTINUED)

                                    Accumulated       Deficit
                                       Other        Accumulated
                                   Comprehensive    During The        Total
                                      Income        Development    Stockholders'
                                      (Loss)           Stage          Equity
                                   ---------------------------------------------

Balance, May 31, 2002              $    (26,915)   $ (8,136,883)   $    (18,080)

Issuance of common stock
     For cash (Note 8(a))                    --              --         894,758
     For services rendered
       (Note 8(b))                           --              --         526,708
     For license fee (Note 10(b))            --              --         187,500
     For subscriptions received
       (Note 8(f))                           --              --              --
     For settlement of debt
       (Note 8I)                             --              --         110,835
     In exchange of MI shares
       (Note 1)                              --        (642,042)           (699)
Stock option granted (Note 8(e))             --              --         251,057
Subscriptions received
  (Note 8(f))                                --              --          31,244
Warrants issued for services
  (Note 8(d))                                --              --         630,332
M-I warrants exchanged
  (Note 8(d))                                --              --              --
Amortization of stock based
 compensation                                --              --          84,745
Foreign currency translation
 adjustment                             (24,834)             --         (24,834)
Loss for the period                          --      (3,173,411)     (3,173,411)
                                   ---------------------------------------------

Balance, May 31, 2003              $    (51,749)   $(11,952,336)   $   (499,845)
                                   =============================================

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


1.       ORGANIZATION AND BUSINESS OF THE COMPANY

         MIV Therapeutics Inc. (the "Company") is a development stage company involved in the design, manufacture and development of a new generation of implantable medical devices that will utilize its advanced biocompatible stent coating and drug-delivery technologies.

         Recapitalization

         On April 25, 2001, the Company executed a Share Exchange and Finance Agreement ("Agreement") with M-I Vascular Innovations, Inc. ("M-I") which is a development stage company incorporated in Delaware. The main business of the company prior to April 25, 2001 was its InvestorService.com website. This business ceased operations as of April 25, 2001 and, at the time of the Agreement, the Company was a non-operating public company.

         The Agreement closed effective as of May 15, 2001. As a consequence, control of the Company shifted from the shareholders of the Company to the founders of M-I. The change of control resulted from the combined effect of (i) a redemption of 5,500,000 of the common shares of the Company, and (ii) the issuance of 9,010,000 common shares by the Company in a one-for-one exchange for the shares of M-I held by its shareholders. As a result, the former shareholders of M-I obtained a majority interest in the Company.

         As the Company was a non-operating public company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of the Company. On May 15, 2001, the Company had total assets of $13,824 and total liabilities of $46,544. As the total liabilities exceeded total assets by $32,720, the excess of liabilities over assets over the par value of the stock related to the Company's shareholders was charged to deficit as if a distribution was made to the Company's shareholders. As 43% of the M-I shareholders did not tender their shares in the combination, those interests represent a minority interest in the legal subsidiary. Accordingly, 6,751,790 common shares related to the minority interest were removed from the number of shares outstanding as at May 15, 2001 along with the par value of such shares, a pro rata amount from additional paid-in capital and, as the Company has a shareholders' deficiency, an amount from deficit to the extent of the amount removed from common stock and additional paid-in capital. In addition, shares issuable to certain subscribers were reflected as a minority interest. Any such offer will be accounted for as a step purchase.

         Pursuant to the terms of the Agreement, warrants held by shareholders who agreed to exchange their common shares for the Company's common shares were deemed to be exchanged for warrants in the Company. The value of warrants held by shareholders who did not agree to exchange their shares was allocated to minority interest. In addition, the value of compensatory stock options issued by the Company to employees and other non-shareholders and the value relating to common stock issuable in M-I have also been allocated to minority interest.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


1.       ORGANIZATION AND BUSINESS OF THE COMPANY (Continued)

         Recapitalization (Continued)

         In connection with the Agreement, the Company issued 2,043,788 common shares during the year ended May 31, 2003. The shares of the Company were exchanged on a one for one basis for share of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital. As at May 31, 2003, minority interest represented 22% of the outstanding common stock of the Company.


2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $11,952,336 as of May 31, 2003, and has a working capital deficiency of $362,024. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialisation of its stent technology. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialisations of its products, or that the Company will ever achieve profitable operations. Management is currently evaluating additional financing opportunities, but has no formal plan in place to raise the required capital. There can be no assurance that the Company will be able to obtain sufficient funds on terms acceptable to the Company to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)   Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of MIV Therapeutics, Inc. (incorporated in Nevada, USA), M-I Vascular Innovations, Inc. (incorporated in Delaware, USA), and its wholly owned subsidiary, MIVI Technologies, Inc. (incorporated in Yukon, Canada). All significant intercompany transactions and balances have been eliminated.

         b)   Basis of Presentation

              These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         j)   Loss Per Share

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k)   Stock Based Compensation

              The Company accounts for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

         l)   Comprehensive Loss

              Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders. The Company's comprehensive loss consists solely of net earnings and foreign currency translation adjustment for the year.

         m)   Cash and cash equivalents

              Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.

         n) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

              The Company reviews long-lived assets and including identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. When future cash flows of newly acquired technologies cannot be determined, the costs of acquisition are charged to operations at the time of acquisition. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         p)   Reclassification

              Certain reclassifications have been made to the prior period to conform to the 2003 presentation.

         q)   Recent Pronouncements

              In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         q)   Recent Pronouncements (Continued)

              In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003, and its impact did not have a material effect on the Company's results of operations or financial position.

              In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003, and its impact did not have a material effect on the Company's results of operations or financial position.

              FASB has also issued SFAS No. 147 and 149 but they will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


4.       CAPITAL ASSETS

                                                   2003                   2002
                                   ---------------------------------   ---------
                                              ACCUMULATED  NET BOOK    NET BOOK
                                     COST    DEPRECIATION    VALUE       VALUE
                                   ---------------------------------   ---------

         Furniture and fixtures    $ 39,405    $ 20,226    $ 19,179    $ 27,144
         Computer equipment          98,725      97,596       1,129      26,651
         Laboratory equipment       559,684     284,481     275,203     347,752
         Leasehold improvements      49,158      32,491      16,667      26,551
                                   ---------------------------------   ---------

                                   $746,972    $434,794    $312,178    $428,098
                                   =================================   =========


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


6.       INVESTMENT

         The market value of the common stock investment carried at cost was as follows:

                                                               2003      2002
                                                             -------------------

         Endovasc Ltd. Inc. 1,000,000 Class A common shares  $530,000  $70,000
                                                             ===================

         The shares of Endovasc Ltd. Inc. are pledged as collateral for the loan described in Note 7 below.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


7.       LOAN PAYABLE

         Loan payable is secured by the investment referred to in Note 6. The loan is repayable on December 30, 2005, bearing interest per annum equal to the London Interbank Offered Rate plus 1%. Interest is payable semi-annually commencing on June 2, 2003. In the event the Company fails to pay interest or principal when due or upon the occurrence of an event of default, the unpaid principal or interest shall accrue interest at a rate of 3% per annum above the rate otherwise applicable. (See Note 14(f)).


8.       COMMON STOCK

         a)   Private Placements

              On October 2, 2002 the Company issued 1,063,650 units at a price of $0.40 per unit for proceeds of $425,460. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $346,574 was allocated to the common shares, and $78,886 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $1.00 until August 27, 2003.

              On October 10, 2002 the Company issued 338,873 units at a price of $0.40 per unit for proceeds of $135,549. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $102,767 was allocated to the common shares, and $32,767 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $1.00 until August 27, 2003.

              On December 13, 2002 the Company issued 593,750 units at a price of $0.40 per unit for proceeds of $237,500. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $125,411 was allocated to the common share and $112,089 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $1.00 until December 13, 2003.

              On January 31, 2003 the Company issued 25,000 units at a price of $0.40 per unit for proceeds of $10,000. Each unit consists of one common share and one share purchase warrant. Of the total consideration $7,436 was allocated to the common share and $2,564 was allocated to the warrants. Each warrant entitles the holder to purchase on common share of the Company for $1.00 until January 31, 2004.

              On May 16, 2003 the Company issued 31,250 units at a price of $0.20 per unit for proceeds of $6,250. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $4,961 was allocated to the common shares, and $1,289 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until May 15, 2004.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


8.       COMMON STOCK (Continued)

         a)   Private Placements (Continued)

              On May 16, 2003 the Company issued 31,250 units at a price of $0.20 per unit for proceeds of $6,250. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $4,961 was allocated to the common shares, and $1,289 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until May 15, 2004.

              On May 21, 2003 the Company issued 100,000 units at a price of $0.20 per unit for proceeds of $20,000. Each unit consists of one common share and one share purchase warrant. Of the total consideration, $14,727 was allocated to the common shares and $5,273 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until May 9, 2004.

              On May 30, 2003, the Company issued 300,000 units at a price of $0.20 per unit for proceeds of $60,000. Each unit consists of one common share and one share purchase warrant. Of the total consideration $49,829 was allocated to the common shares and $10,171 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until May 30, 2004.

              Warrants included as part of the equity units described above have been separately recorded within stockholders' equity as a component of other capital accounts. The value allocated to the warrants was estimated using the fair value of the warrants assigned by the Black Scholes valuation model, relative to the fair value of the related common shares issued.

         b)   Issue of Shares for Services

              During the year ended May 31, 2003, the Company issued an aggregate of 1,789,777 common shares to directors, consultants and employees for consulting services at a value of $540,041. Accordingly, $526,708 was recorded as a charge to general and administrative expense in the consolidated statement of operations, and $13,333 will be charged to operations over the remaining term of the consulting agreement.

         c)   Issue of Shares for Settlement of Debt

              During the year ended May 31, 2003, the Company issued 235,294 common shares to a legal firm in full settlement of $110,835 due to the firm for services provided to the Company.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


8.       COMMON STOCK (Continued)

         d)   Warrants

              The following table summarizes information about the warrants issued by the Company:

                                                                     NUMBER OF
                                                                     UNDERLYING
                                                                       SHARES
                                                                    ------------

              Balance, May 31, 2001                                   2,560,000

              Issued - private placements                             1,881,666
              Expired                                                  (748,333)
                                                                    ------------

              Balance, May 31, 2002                                   3,693,333

              Issued - private placement                              3,092,688
              Issued - services rendered                              3,550,000
              Issued - share exchange agreement                         381,800
                                                                    ------------

              Balance, May 31, 2003                                  10,717,821
                                                                    ============

              At May 31, 2003, the Company had outstanding warrants to purchase 10,717,821 shares of the Company's common stock at prices ranging from $0.01 to $2.00 per share. The warrants expire at various dates from June 13, 2003 to October 28, 2012.

              During the year ended May 31, 2003, the board of directors approved an extension to the expiry date from April 30, 2003 to April 30, 2004, and a reduction of the exercise price from $1.50 per share to $0.75 per share of 2,560,000 warrants outstanding as at May 31, 2002. On April 16, 2003 the Company exchanged 381,800 warrants of M-I Vascular Innovations, Inc. on a one-for-one basis, extended their expiry date from April 30, 2003 to April 30, 2004 and reduced their exercise price from $1.50 per share to $0.75 per share. Accordingly, the fair value of these warrants of $33,611, as determined by the Black Scholes option pricing model, was recorded as a charge to general and administrative expenses in the consolidated statement of operations.

              During the year ended May 31, 2003, the Company issued 3,550,000 warrants to various consultants for services rendered to the Company. These warrants had a fair value of $659,673. Accordingly, the warrants were recorded as a charge to general and administrative expenses in the consolidated statement of operations.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


8.       COMMON STOCK (Continued)

         e)   Stock Options

              The Company's 2001 incentive stock option plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. Stock options granted generally vest over a period of two years.

              The Company had the following stock option activity:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                       NUMBER OF        EXERCISE
                                                        OPTIONS          PRICE
                                                      --------------------------

              Balance outstanding, May 31, 2001        1,687,500       $   0.84

              Options granted                          4,210,000           0.75
              Options cancelled                       (2,322,500)          0.88
                                                      --------------------------

              Balance outstanding, May 31, 2002        3,575,000           0.68

              Options granted                          1,290,000           0.43
              Options cancelled                         (690,000)          1.07
                                                      --------------------------

              Balance outstanding, May 31, 2003        4,175,000       $   0.53
                                                      ==========================

              On May 6, 2003, the Company repriced 800,000 stock options granted during the year ended May 31, 2002, and 40,000 stock options granted during the year ended May 31, 2003 to $0.17 per share from prices ranging from $0.55 to $1.00 per share.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


8.       COMMON STOCK (Continued)

         e)   Stock Options (Continued)

              The following table summarizes information about the stock options outstanding at May 31, 2003:

                                                            OPTIONS
                           OPTIONS OUTSTANDING             EXERCISABLE
                ----------------------------------------   -----------
                                              WEIGHTED
                                              AVERAGE
                              NUMBER         REMAINING       NUMBER
                 EXERCISE       OF          CONTRACTUAL        OF
                  PRICE       SHARES        LIFE (YEARS)     SHARES
                ----------------------------------------   -----------


                $   0.17     1,140,000             3.18     1,140,000
                    0.21       500,000             4.90            --
                    0.50       400,000             3.93       400,000
                    0.55       900,000             4.50       900,000
                    1.00     1,235,000             2.52     1,235,000
                ----------------------------------------   -----------

                $   0.53     4,175,000             3.76     3,675,000
                ========================================   ===========

              Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company's loss for the period would have been as follows:

                                                         2003           2002
                                                     ---------------------------

         Net loss for the year                       $(3,173,411)   $(3,929,466)
         Additional compensation expense                (168,437)    (1,036,586)
                                                     ---------------------------
         Pro-forma loss for the year                 $(3,341,848)   $(4,966,052)
                                                     ===========================
         Pro-forma basic and diluted loss per share  $     (0.17)   $     (0.37)
                                                     ===========================

              The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

              Risk free interest rate                          5.25%
              Expected life (in years)                           3
              Expected volatility                               195%

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


8.       COMMON STOCK (Continued)

         e)   Stock Options (Continued)

              Compensation cost related to the stock options granted to consultants, during the year ended May 31, 2003, was charged to operations at their fair value of $257,032 (2002 - $2,722,965).

         f)   Subscriptions Received

              During the year ended May 31, 2002, the Company received $256,066 as a subscription for 640,165 units of the Company. These units were issued as part of the private placement that occurred on October 10, 2002. Of the consideration received, $194,139 has been allocated to the common shares, and $61,927 has been allocated to the warrants.

              During the year ended May 31, 2003, the Company received $31,244 as subscription for 135,000 units of the Company. 85,000 of these units consist of one common share at $0.25 and one share purchase warrant providing for the issue of an additional share for $0.75 per share up to one year, and 50,000 units consists of one common share at $0.20 and one share purchase warrant providing for the issue of an additional share for $0.75 per share up to one year.


9.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

         a) During the year ended May 31, 2003, the Company paid $Nil (2002 - $4,583) in rent to a Company with a common officer. At May 31, 2003, $2,805 (2002 - $2,805) was due to this Company.

         b) During the year ended May 31, 2003, the Company incurred $228,753 (2002 - $230,192) in management and consulting fees from two directors and officers of the Company.

         c)   As at May 31, 2003, an amount of $134,178 (2002 - $161,329) was due to the Chief Executive Officer of the Company, of which $99,500 was secured by the assets of the Company.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


10.      LICENSES

         a) On May 17, 2002, the Company entered into a license agreement with Endovasc Ltd., Inc., which provides the Company with the exclusive license to use the technology known as "PRO stent" and "Liprostin/PRO stent", for consideration of $2,200,000. On May 23, 2003, the agreement was terminated. Cash payments totalling $342,280 had been made as at that date, of which $50,000 was allocated to investment in 1,000,000 Class A common shares of Endovac Ltd. Inc. acquired.

              During the year ended May 31, 2003, the Company recognized an impairment loss of $292,280.

         b) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the right to use, develop and sublicense coating technology for stents.

              In consideration of granting the licenses, the Company will pay UBC a royalty of 2.5% of revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development. The Company issued 750,000 common shares to UBC as part of the consideration for the grant of the rights.

              The fair value of $187,500 of the 750,000 common shares issued has been recognized as an impairment loss during the year ended May 31, 2003.


11.      INCOME TAXES

         a)   The Company's total deferred tax asset is as follows:

                                                        2003            2002
                                                   -----------------------------

         Tax benefit relating to net operating
           loss carryforwards                      $   3,409,000   $  2,453,000
         Plant and equipment                             151,000         98,000
         Valuation allowance                          (3,560,000)    (2,551,000)
                                                   -----------------------------

                                                   $          --   $         --
                                                   =============================

              US federal net operating loss carryforwards of $7,012,000, if not utilized to offset taxable income in future periods, expire between 2020 and 2023, Canadian net operating loss carryforwards of $2,729,000, if not utilized to offset taxable income in future periods, expire between the years 2007 and 2010.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


11.      INCOME TAXES (Continued)

         b) Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2002 and 2003:

                                                         2003           2002
                                                     ---------------------------

         Expected tax benefit                        $(1,111,000)   $(1,657,000)
         Increase in income tax recovery associated
           with higher rate in subsidiary                 (6,000)       (48,000)
         Certain non-deductible expenses                 497,000        108,000
         Change in valuation allowance                 1,009,000      1,122,000
                                                     ---------------------------

                                                     $        --    $        --
                                                     ===========================


12.    COMMITMENTS

         a) The Company incurred rental cost, during the year ended May 31, 2003, of $100,808 (2002 - $97,000) and is committed to the following annual rent on its premises:

                         2004          $   74,789
                         2005          $   75,504
                         2006          $   31,460

         b) During the year ended May 31, 2003, the Company entered into an agreement with Endovasc Ltd. Inc. to form an incorporated joint venture. The Company's 50% investment in the joint venture will consist of 2,500,000 Class A shares of the joint venture for cash consideration of $2,500,000 payable over a three year period. A minimum of $300,000 is payable before November 21, 2003.

              Should the Company fail to make the required payment, one Class A share will be returned to treasury of the joint venture company for each dollar not paid.

         c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

              The Statement of Claim arising from a Settlement Agreement dated September 14, 2001 and seeks the exchange of 3,192,399 shares of the Company for 3,192,399 shares in the capital of the Company's subsidiary or, alternatively, damages and costs.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


12.      COMMITMENTS (Continued)

         The Company and Vascular attended a court hearing in chambers on April 16, 17 and 25, 2003 on a summary trial application by the Plaintiff for an Order for a declaration of specific performance that the Plaintiff is entitled to an exchange of 3,192,399 common shares of Vascular for 3,192,399 common shares of the Company pursuant to the Settlement Agreement entered into on September 14, 2001. The Plaintiff was granted the relief he sought at the summary trial and the Company was ordered to perform the share exchange. The Company has appealed the decision to the British Columbia Court of Appeal and anticipates that the appeal will be heard within the next 12 months.

         On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to the Plaintiff, offering to exchange his common shares in Vascular for shares in the Company pursuant to British Columbia securities laws and regulations. In late May 2003, after the judgement was received, the Company asked the Plaintiff to submit his Vascular share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgement and exchange his shares in accordance with British Columbia securities laws and regulations. The Plaintiff refused to submit his share certificates and, to date, the Company has not completed a share exchange of his 3,192,399 Vascular shares.

         In a counterclaim in the Supreme Court of British Columbia, the Company continues to dispute the Plaintiff's entitlement to the 3,192,399 Vascular shares and any Company shares that he may receive pursuant to court order.

         Management currently believes that it will be successful in defending against the claims. However, if the Company is unsuccessful in its defence, it could be required to issue 3,192,399 common shares to the claimant.

         The outcome of this contingency cannot be determined at this time


13.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                        2003             2002
                                                    ----------------------------
         Legal                                      $  238,490       $  271,443
         Investor relations                            205,551           32,465
         Management fees                               228,760          163,752
         Consulting                                    744,814          776,728
         Office, rent and sundry                       345,077          129,365
                                                    ----------------------------

                                                    $1,762,692       $1,373,753
                                                    ============================

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


14.      SUBSEQUENT EVENTS

         a) On June 18, 2003, the Company issued 387,500 common shares at a value of $91,625 for consulting services rendered and to be rendered.

         b) On June 18, 2003, the Company issued 1,398,411 common shares in connection with the MIV share exchange agreement. The shares of the Company were exchanged on a one for one basis.

         c) On June 19, 2003, the Company issued 44,000 common shares at a value of $11,000 for consulting services.

         d) During June and July 2003, 500,000 warrants were exercised at a price of $0.40 per share for total proceeds of $200,000.

         e) On July 7, 2003, the Company issued an aggregate of 657,592 units, 572,592 units at a price of $0.20 per unit, and 85,000 units at a price of $0.25 per unit, for total proceeds of $135,768, $31,244 of which had been received prior to May 31, 2003. Each unit consists of one common share and one non-transferable share purchase warrant to purchase one additional common share at a price of $0.75 expiring on June 26, 2004.

         f) The Company failed to make the interest payment required on June 2, 2003. Consequently June 12, 2003, the loan became in default and the lender became entitled to deal with the Endovasc Ltd. Inc. stock in any manner it chooses in its sole discretion. The agreement requires that in the event of any sale of the collateral, the lender shall account for the number of shares sold. In the event there is collateral remaining after payment of principal and accrued interest, the lender shall return the remaining unsold portion of the collateral to the Company. The Company has not received any notice of default from the lender nor an accounting from the lender for shares sold, if any, subsequent to June 12, 2003. In the event the lender realizes on their collateral, the Company's investment in Endovac Ltd. Inc. will have been disposed of and the proceeds applied against the loan payable.