Form 10QSB
period 2003-08-31
MIV THERAPEUTICS INC
filed 2003-10-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                 For the quarterly period ended: August 31, 2003
                        Commission file number: 000-32249

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, $0.001 par value                28,413,963
                    (Class)                 (Outstanding as of August 31, 2003)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets..................................................F-1

Consolidated Statement of Operations.........................................F-2

Consolidated Statement of Cash Flows.........................................F-3

Notes to Consolidated Financial Information..................................F-4

Item 2   Management's Discussion and Analysis or Plan of Operation...........3

Item 3   Controls and Procedures.............................................11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings...................................................11

Item 2   Changes in Securities...............................................11

Item 3   Default Upon Senior Securities......................................12

Item 4   Submission of Matters to a Vote of Security Holders.................12

Item 5   Other Information...................................................12

Item 6   Exhibits and Reports on Form 8-K....................................12

Signatures...................................................................13

Certifications...............................................................14


                                    PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                       MIV THERAPEUTICS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                      (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------
                                                                          AUGUST 31             MAY 31
                                                                             2003                2003
----------------------------------------------------------------------------------------------------------

                                ASSETS
                                ------
CURRENT
     Cash and cash equivalents                                           $     83,170       $     11,614
     Prepaid expenses and deposits                                             24,184             46,819
     Other receivable                                                         163,045            165,485
                                                                         --------------------------------
                                                                              270,399            223,918
INVESTMENT, at cost                                                            50,000             50,000
PLANT AND EQUIPMENT, net                                                      278,393            312,179
                                                                         --------------------------------

                                                                         $    598,792       $    586,097
                                                                         ================================

                              LIABILITIES
                              -----------
CURRENT
     Accounts payable                                                    $    418,021       $    448,959
     Due to related parties (Note 4)                                           82,149            136,983
                                                                         --------------------------------
                                                                              500,170            585,942
LOAN PAYABLE (Note 3)                                                         500,000            500,000
                                                                         --------------------------------
                                                                            1,000,170          1,085,942
                                                                         --------------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         28,413,963 common shares at August 31, 2003 and 24,577,047
           common shares at May 31, 2003                                       28,413             24,577

ADDITIONAL PAID-IN CAPITAL                                                 11,328,268          9,403,308
WARRANTS                                                                    1,862,497          2,093,760
DEFERRED COMPENSATION                                                        (485,179)           (48,649)
COMMON STOCK ISSUABLE                                                              --             31,244
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (13,081,387)       (11,952,336)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                        (53,990)           (51,749)
                                                                         --------------------------------
                                                                             (401,378)          (499,845)
                                                                         --------------------------------

                                                                         $    598,792       $    586,097
                                                                         ================================

                                            MIV THERAPEUTICS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                                  (UNAUDITED)
                                           (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------
                                                                                                  PERIOD FROM
                                                                                                 INCORPORATION
                                                                                                   JANUARY 20
                                                                  THREE MONTHS ENDED                1999 TO
                                                                      AUGUST 31                    AUGUST 31
                                                              2003               2002                2003
--------------------------------------------------------------------------------------------------------------
EXPENSES
     General and administrative                           $    573,085       $    262,625       $  6,066,262
     Stock based compensation                                       --            196,729          3,426,665
     Research and development                                   73,354             59,918          2,762,890
     Depreciation                                               35,605             37,881            467,111
     Interest expense                                            7,434             15,477            883,241
     Licenses acquired charged to operations                        --            150,000            479,780
                                                          ---------------------------------------------------

LOSS FROM OPERATIONS                                           689,478            722,630         14,085,949

LOSS (GAIN) ON FOREIGN EXCHANGE                                     87                 --             11,207
INTEREST INCOME                                                     --                 --            (49,767)
                                                          ---------------------------------------------------


LOSS FOR THE PERIOD BEFORE MINORITY INTEREST                   689,565            722,630         14,047,389

LESS:  MINORITY INTEREST SHARE OF LOSS                              --                 --         (1,224,308)
                                                          ---------------------------------------------------

NET LOSS FOR THE PERIOD                                   $    689,565       $    722,630       $ 12,823,081
                                                          ===================================================


BASIC AND DILUTED LOSS PER SHARE                          $      (0.03)      $      (0.04)
                                                          =================================



WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        27,297,100         16,665,500
                                                          =================================


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

                                            MIV THERAPEUTICS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)
                                           (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------
                                                                                                      PERIOD FROM
                                                                                                     INCORPORATION
                                                                                                       JANUARY 20
                                                                       THREE MONTHS ENDED               1999 TO
                                                                            AUGUST 31                  AUGUST 31
                                                                      2003            2002               2003
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                       $   (689,565)      $   (722,630)      $(14,047,389)

     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                        --            149,629          3,703,649
         Shares issued for other than cash                          278,069                 --          2,024,477
         Interest expense on related party loan                          --                 --            850,000
         Depreciation                                                35,605             37,881            467,111
         Leasehold improvements written down                             --                 --             13,300
         Intangible asset impairment                                     --            150,000            150,000

     Changes in non-cash working capital items:
         Other receivable                                             2,440             (1,601)          (163,201)
         Prepaid expenses and deposits                               22,634                434            (24,864)
         Accounts payable and accrued liabilities                   (30,938)           113,409            442,638
                                                               ---------------------------------------------------
                                                                   (381,755)          (272,878)        (6,584,279)
                                                               ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                         512,204                 --          5,063,106
     Due to related parties                                         (54,834)                --            932,149
     Cash acquired in reverse acquisition                                --                 --             13,824
     Loan payable                                                        --                 --            500,000
     Common stock redemption                                             --                 --           (120,000)
     Subscriptions received                                              --            492,511          1,357,310
                                                               ---------------------------------------------------
                                                                    457,370            492,511          7,746,389
                                                               ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of license                                              --                 --           (200,000)
     Purchases of plant and equipment                                (1,819)                --           (763,722)
                                                               ---------------------------------------------------
                                                                     (1,819)                --           (963,722)
                                                               ---------------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                      (2,241)            74,394           (115,219)
                                                               ---------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            71,555            294,027             83,169


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,614              4,536                 --
                                                               ---------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     83,169       $    298,563       $     83,169
                                                               ===================================================

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of August 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the May 31, 2003 audited consolidated financial statements and notes thereto.


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


3.   LOAN PAYABLE

     Loan payable is secured by the investment in 1,000,000 Class A common shares of Endovasc Ltd. Inc. The loan is repayable on December 30, 2005, bearing interest per annum equal to the London Interbank Offered Rate plus 1%. Interest is payable semi-annually commencing on June 2, 2003. In the event the Company fails to pay interest or principal when due or upon the occurrence of an event of default, the unpaid principal or interest shall accrue interest at a rate of 3% per annum above the rate otherwise applicable.

     The Company failed to make the interest payment required on June 2, 2003. Consequently on June 12, 2003, the loan became in default and the lender became entitled to deal with the Endovasc Ltd. Inc. stock in any manner it chooses in its sole discretion. The agreement requires that in the event of any sale of the collateral, the lender shall account for the number of shares sold. In the event there is collateral remaining after payment of principal and accrued interest, the lender shall return the remaining unsold portion of the collateral to the Company. The Company has not received any notice of default from the lender nor an accounting from the lender for shares sold, if any, subsequent to June 12, 2003. In the event the lender realizes on their collateral, the Company's investment in Endovac Ltd. Inc. will have been disposed of and the proceeds applied against the loan payable.

                             MIV THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   RELATED PARTY TRANSACTIONS

     During the period ended August 31, 2003, the Company paid $54,597 (2002 - $50,991) in management fees to directors of the Company. At August 31, 2003, $82,149 (2002 - $181,588) payable to the Chief Executive officer of the Company for accrued salary and expenses paid on behalf of the Company, of which $99,500 was secured by the assets of the Company.


5.   SUBSEQUENT EVENTS

     Subsequent to August 31, 2003, the Company issued:

     a) 40,000 units for finder's fees at a value of $12,000. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.75 until July 11, 2004.

     b) 75,000 common shares for consulting services rendered at a value of $34,500.

     c) 5,475 common shares to a director of the Company for services rendered at a value of $2,190.

     d) 200,000 common shares for consulting services rendered at a value of $80,000.

     e)  9,323 common shares for services rendered at a value of $4,289.

     f) 6,000,000 common shares were issued to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Berlin Stock Exchange. The Company is conducting a Regulation S Offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. Up to a maximum of 10,000,000 Reg. S shares of the Company will be offered through the exchange at an expected price of $0.50 only to non-U.S. persons. The trustee will receive a fee of 3% of the total value of the shares held in trust to be paid in equal instalments of 30,000 common shares per month over a ten month period, assuming the maximum offering is sold. The shares may only be traded on German stock exchanges pursuant to Regulation S.

     g) 200,000 common shares with a deemed value of $100,000 were issued pursuant to a fee agreement as a retainer for future legal services. The shares are held in trust pending the actual performance and invoicing of services.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2003, the Company posted a loss of $689,478, compared to a loss of $722,630 for the three months ended August 31, 2002.

The working capital deficit decreased from a deficit of $362,024 (August, 2002) to a deficit of $229,771 (August, 2003) the decrease in the working capital deficit is due primarily to decreases in accounts payable and accrued liabilities.

The Company's main focus during the three months ending August 31, 2003 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment. [INSERT ANIMAL TRIALS HERE]

GENERAL & ADMINISTRATIVE EXPENSES
---------------------------------

General and administrative expenses increased to $573,085 during the quarter ended August 31, 2003, compared to $262,625 for the quarter ended August 31, 2002. The increase in 2003 is mainly due to the expanded scope of the company's operations which includes a significant increase in non-cash compensation paid to consultants for technical advice and investor relations.

RESEARCH & DEVELOPMENT EXPENSES
-------------------------------

Research and developmental costs increased during the quarter ended August 31, 2003 to $73,354 compared to $59,918 for the quarter ended August 31, 2002. The increase in 2003 resulted primarily from the Company's increase of research and development and animal trials on its coating technology.

DEPRECIATION EXPENSE
--------------------

Depreciation expenses remained fairly constant at $35,605 during the quarter ended February 28, 2003 compared to $37,881 for the quarter ended February 8, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $229,771 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

There was no stock based compensation for the quarter ended August 31, 2003, compared to stock based compensation of $149,629 during the same period in 2002.

FINANCING
---------

The Company's capital requirements have been and will continue to be significant. As of August 31, 2003, the Company had a working capital deficiency of $229,771.

Cash flow from financing activities decreased slightly to $457,370 compared to $492,511 for the same period in 2002.

The subscriptions received were for a private placement of 618,750 Units for $0.40 each, consisting of one common share and one non-transferable share purchase warrant to purchase an additional share for $1.00. 593,750 of the warrants expire on December 13, 2003, the remaining 25,000 expire on January 31, 2004. An aggregate of $224,994 was received for the Units during the quarter.

WARRANTS
--------

As at August 31, 2003, the Company has outstanding warrants to purchase 11,465,413 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                              Number of
Quarter Ended August 31, 2003                                 Underlying Shares
-----------------------------                                 -----------------

Warrants outstanding - May 31, 2003                           10,717,821
Warrants issued                                               747,592 (1)
Warrants expired                                                       0
Balance, end of period - February 28, 2003                    11,465,413

         (1) During the quarter, the Company accepted several private placement subscription agreements for an aggregate of 747,592 units. Each units consisted of one common share and one warrant to purchase a share at a price of $0.75. 622,592 units were purchased at a price of $0.20 per unit, 85,000 units were purchased at a price of $0.25 per unit, and 40,000 units were purchased at a price of $0.30 per unit. 657,592 warrants expire on June 26, 2004, 40,000 warrants expire on August 15, 2004, and 50,000 warrants expire on August 28, 2004.

STOCK-BASED COMPENSATION
------------------------

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At August 31, 2003, the Company had 4,175,000 options outstanding. During the three months ended August 31, 2003, the Company did not grant any options and no options lapsed.

The following table summarizes information about the stock options issued by the
Company:


                                             Number of         Weighted Average
Quarter Ended August 31, 2003                Options           Exercise Price
-----------------------------                ---------         ----------------

Options outstanding -May 31, 2003            4,175,000                  $0.84
Options issued                                       0
Options cancelled                                    0
Balance, end of period - August 31, 2003     4,175,000                  $0.84

CASH POSITION
-------------

At August 31, 2003, the Company had cash and cash equivalents of $83,169 compared to a cash position of $298,563 at August 31, 2002. The decrease in the Company's cash position is due primarily to an increase in the scope of the Company's operations.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES
--------------------------------------

Accounts payable and accrued liabilities decreased in the quarter ended August 31, 2003 to $418,021 compared to $448,959 at August 31, 2002. This majority of this decrease is attributed to improved operating efficiencies.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS
-----------------------------------------------

To date, the Company has invested approximately US$10 million in research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to commercialize its HAp coating technologies, and to initiate marketing efforts for its laser-cut stent, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of August 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

ITEM 2.  CHANGES IN SECURITIES

On June 12, 2003, the Company issued 1,398,411 shares in completion of a Share Exchange Agreement with shareholders of M-I Vascular Innovations, Inc. The shares were issued under Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On June 26, 2003, the Company issued 657,592 units. The price of 572,592 units was $0.20 per unit and the price of the remaining 85,000 units was $0.25 per unit. Each unit consisted of one common share and one warrant to purchase a share at a price of $0.75 until June 26, 2004. The shares were issued under
Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On August 15, 2003, the Company issued 40,000 units. The price of each unit was $0.30 and consisted of one common share and one warrant to purchase a share at a price of $0.75 until August 15, 2004. The shares were issued under Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

On August 28, 2003, the Company issued 50,000 units. The price of each unit was $0.20 and consisted of one common share and one warrant to purchase a share at a price of $0.75 until August 28, 2004. The shares were issued under Section 4(2) of the Securities Act of 1933 as amended, and/or Regulation S and bear a Rule 144 restrictive legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)
         3.2      By-laws of the Registrant (1)
         99.1     Section 906 Certification of CEO
         99.2     Section 906 Certification of CFO
         99.3 Press Release: MIVT Co-Lists on Berlin Stock Exchange, dated June 5, 2003
         99.4 Press Release: MIV Called to Trade on Berlin Stock Exchange, dated June 10, 2003

---------------------------
         (1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Reports on Form 8-K filed during the three months ended August 31, 2003.

         The Company filed a current report on Form 8-K on Item 5, Other Events and Regulation FD Disclosure on June 20, 2003 reporting on the current situation with the Company's legal proceedings and announcing the completion of the Share Exchange Agreement with M-I Vascular Innovations, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 8, 2003                               MIV Therapeutics, Inc.


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

         2. Based on my knowledge, this quartlery report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared ;
                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

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

Date : October 8, 2003


/s/ Alan Lindsay
----------------
Alan Lindsay
President

I, Patrick McGowan, certify that:

         7. I have reviewed this quarterly report on Form 10-QSB of MIV Therapeutics, Inc.;

         8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared ;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

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

Date : October 8, 2003


/s/ Patrick McGowan
-------------------
Patrick McGowan
CFO