Form 10QSB
period 2003-11-30
MIV THERAPEUTICS INC
filed 2004-01-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended:  November 30, 2003

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 000-32249

                             MIV THERAPEUTICS, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                         36,413,148
          (Class)                          (Outstanding as of November 30, 2003)

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

Consolidated Balance Sheets.................................................F-1

Consolidated Statement of Operations........................................F-2

Consolidated Statement of Cash Flows........................................F-3

Notes to Consolidated Financial Information.................................F-4

Item 2   Management's Discussion and Analysis or Plan of Operation............3

Item 3   Quantitative and Qualitative Disclosure About Market Risk............7

Item 4   Controls and Procedures.............................................11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings...................................................11

Item 2   Changes in Securities and Use of Proceeds...........................11

Item 3   Defaults Upon Senior Securities.....................................12

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

Signatures...................................................................13

Certifications...............................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                                         NOVEMBER 30       MAY 31
                                                                            2003            2003
-----------------------------------------------------------------------------------------------------
                                   ASSETS
CURRENT
     Cash and cash equivalents                                          $         --    $     11,614
     Prepaid expenses and deposits                                            56,155          46,819
     Other receivable                                                        165,947         165,485
                                                                        -----------------------------
                                                                             222,102         223,918
INVESTMENT, at cost                                                           50,000          50,000
PLANT AND EQUIPMENT, net                                                     243,851         312,179
                                                                        -----------------------------

                                                                        $    515,953    $    586,097
=====================================================================================================

                                LIABILITIES
CURRENT
     Accounts payable                                                   $    379,585    $    448,959
     Due to related parties                                                  168,407         136,983
                                                                        -----------------------------
                                                                             547,992         585,942
LOAN PAYABLE                                                                 500,000         500,000
                                                                        -----------------------------
                                                                           1,047,992       1,085,942
                                                                        -----------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         30,413,148 common shares at November 30, 2003 and 24,577,047 common shares at May 31, 2003
                                                                              30,413          24,577

ADDITIONAL PAID-IN CAPITAL                                                12,003,490       9,403,308
WARRANTS                                                                   2,032,202       2,093,760
DEFERRED COMPENSATION                                                       (575,795)        (48,649)
COMMON STOCK ISSUABLE                                                         24,994          31,244
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (13,990,740)    (11,952,336)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       (56,603)        (51,749)
                                                                        -----------------------------
                                                                            (532,039)       (499,845)
                                                                        -----------------------------

                                                                        $    515,953    $    586,097
=====================================================================================================

              See accompanying notes to the condensed consolidated financial statements


                                                 F-1

                                    MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                  PERIOD FROM
                                                                                                  INCORPORATION
                                                                                                   JANUARY 20
                                       THREE MONTHS ENDED               SIX MONTHS ENDED            1999 TO
                                           NOVEMBER 30                     NOVEMBER 30             NOVEMBER 30
                                      2003            2002            2003            2002            2003
---------------------------------------------------------------------------------------------------------------
EXPENSES
     General and administrative   $    107,919    $    397,123    $    613,385    $    659,748    $  6,064,307
     Stock based compensation*         644,085         469,425         644,085         666,154       4,070,750
     Research and development          100,241         175,798         241,213         235,716       2,930,749
     Depreciation                       37,088          37,585          72,693          75,466         504,199
     Interest expense                    3,800             552          11,234          16,029         887,041
     Licenses acquired charged
       to operations                        --              --              --         150,000         479,780
                                  -----------------------------------------------------------------------------

LOSS FROM OPERATIONS                  (893,133)     (1,080,483)     (1,582,610)     (1,803,113)    (14,936,826)

LOSS ON FOREIGN EXCHANGE               (16,220)             --         (16,308)             --         (27,428)

INTEREST INCOME                             --              --              --              --          49,767
                                  -----------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE
  MINORITY INTEREST                   (909,353)     (1,080,483)     (1,598,918)     (1,803,113)    (14,914,487)

LESS: MINORITY INTEREST SHARE
  OF LOSS                                   --              --              --              --       1,224,308
                                  -----------------------------------------------------------------------------

NET LOSS FOR THE PERIOD           $   (909,353)   $ (1,080,483)   $ (1,598,918)   $ (1,803,113)   $(13,690,179)
===============================================================================================================

BASIC AND FULLY DILUTED LOSS
  PER SHARE                       $      (0.03)   $      (0.06)   $      (0.06)   $      (0.10)
===============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         28,960,508      18,256,119      28,124,259      17,463,267


COMPREHENSIVE LOSS
     Net loss for the period      $   (909,353)   $ (1,080,483)   $ (1,598,918)   $ (1,803,113)
     Foreign currency
       translation adjustment           (2,613)          9,601          (4,854)         83,995
                                  -------------------------------------------------------------
TOTAL COMPREHENSIVE LOSS          $   (911,966)   $ (1,070,882)   $ (1,603,772)   $ (1,719,118)
===============================================================================================

*Note:   Stock based compensation does not represent cash remuneration to the officers, directors or consultants and the calculation of the "value" at the date of grant is more fully disclosed in Note 2.

                   See accompanying notes to the condensed consolidated financial statements

                                                      F-2

                                  MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                                            PERIOD FROM
                                                                                           INCORPORATION
                                                                                            JANUARY 20
                                                                 SIX MONTHS ENDED             1999 TO
                                                                    NOVEMBER 30             NOVEMBER 30
                                                                2003            2002            2003
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                    $ (1,598,918)   $ (1,803,113)   $(14,956,742)

     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                644,085         666,154       4,347,734
         Stock issued for other than cash                             --              --       1,746,408
         Interest expense on related party loan                       --              --         850,000
         Depreciation                                             72,693          75,466         504,199
         Leasehold improvements written down                          --              --          13,300
         Intangible asset impairment                                  --         150,000         150,000

     Changes in non-cash working capital items:
         Other receivable                                           (462)            477        (166,103)
         Prepaid expenses and deposits                            21,022          (3,247)        (26,476)
         Accounts payable and accrued liabilities                (69,373)        291,526         404,203
                                                            ---------------------------------------------
                                                                (930,953)       (622,737)     (7,133,477)
                                                            ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                      872,141              --       5,423,042
     Due to related parties                                       31,424              --       1,018,407
     Cash acquired in reverse acquisition                             --              --          13,824
     Loan payable                                                     --              --         500,000
     Common stock redemption                                          --              --        (120,000)
     Subscriptions received                                       24,994         577,506       1,382,304
                                                            ---------------------------------------------
                                                                 928,559         577,506       8,217,577
                                                            ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of license                                           --              --        (200,000)
     Purchases of plant and equipment                             (1,819)        (35,075)       (763,722)
                                                            ---------------------------------------------
                                                                  (1,819)        (35,075)       (963,722)
                                                            ---------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                   (7,401)         83,995        (120,378)
                                                            ---------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         11,614           3,689              --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,614           4,536              --
                                                            ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $         --    $      8,225    $         --
=========================================================================================================


                See accompanying notes to the condensed consolidated financial statements

                                                   F-3

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the period ended November 30, 2003, the Company issued:

a)       40,000 shares and warrants for finders fee at a value of $12,000;

b) 959,185 common shares at a value of $414,571 for compensation expense pursuant to the "2003 Non-Qualified Stock Compensation Plan".

During the period ended November 30, 2002, the Company issued:

a) 957,606 common shares for settlement of accounts payable and accrued liabilities totalling $356,421;

b) 79,641 common shares at a value of $27,078 for compensation expense pursuant to the "2002 Non-Qualified Stock Compensation Plan";

c) 2,042,688 shares and warrants at a value of $815,090 for subscriptions received, of which $62,495 was received during the quarter ended November 30, 2002.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K for the year ended May 31, 2003.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the May 31, 2003 financial statements stated the Company's "dependence on outside financing, lack of sufficient working capital and continuing losses from operations raise substantial doubt about the Company's ability to continue as a going concern". These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and, ultimately, to attain profitable operations.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003
                                   (UNAUDITED)


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

     During the period, the Company issued an aggregate of 1,740,098 common shares and an aggregate of 2,250,000 warrants for consulting services rendered and to be rendered at a value of $1,225,590. Accordingly, $478,853 was charged to operations during the six month period ended November 30, 2003, and $746,737 was recorded as deferred compensation.

     The following illustrates the effect on net loss and net loss per share if the Company had accounted for stock option granted using the fair value method:

                                                               2003           2002
                                                           ------------   ------------
    Net loss - as reported                                 $(1,598,918)   $(1,803,113)

    Add:  Stock-based compensation expense included
          in net loss - as reported                            644,085        666,154

    Loss: Stock-based compensation expense determined
          under fair value method                             (644,085)      (703,268)
                                                           ------------   ------------

    Net loss - pro forma                                   $(1,598,918)   $(1,840,227)
                                                           ============   ============

    Net loss per share (basic and diluted) - as reported   $     (0.06)   $     (0.10)
    Net loss per share (basic and diluted) - pro forma     $     (0.06)   $     (0.11)

3.   INVESTMENT

     The Company's investment comprises 1,000,000 Class A common shares of Endovasc Ltd. Inc., and is pledged as security of the loan payable due on December 30, 2005.

     The investment was disposed of subsequent to November 30, 2003 as a result of the default on the loan interest payment due June 2, 2003 (Note 4).

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003
                                   (UNAUDITED)



4.   LOAN PAYABLE

     THE LOAN PAYABLE IS SECURED BY THE INVESTMENT IN 1,000,000 CLASS A COMMON SHARES OF ENDOVASC LTD. INC. THE LOAN IS REPAYABLE ON DECEMBER 30, 2005, BEARING INTEREST PER ANNUM EQUAL TO THE LONDON INTERBANK OFFERED RATE PLUS 1%. INTEREST IS PAYABLE SEMI-ANNUALLY COMMENCING ON JUNE 2, 2003.


5.   RELATED PARTY TRANSACTIONS

     a) During the three month period ended November 30, 2003, the Company paid $59,086 (2002 - $51,024) in management fees to directors of the Company. At November 30, 2003 $168,407 (2002 - $63,514) is payable to the Chief Executive Officer of the Company for accrued salary and expenses paid on behalf of the Company, of which $99,500 is secured by the assets of the Company.

     b) During the three month period ended November 30, 2003, the Company issued 5,475 (2002 - 52,941) common shares at a value of $2,190 (2002 -
         $18,000) to a director of the Company for compensation expense.


6.   CAPITAL STOCK

     The Company issued 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S Offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. Up to a maximum of 10,000,000 Regulation S shares of the Company will be offered through the Exchange at a price of $0.50 to non-U.S. persons only. The trustee will receive a fee of 3% of the total value of the shares held in trust to be paid in equal instalments of 30,000 common shares per month over a ten month period, assuming the maximum offering is sold. The shares may only be traded on German stock exchanges pursuant to Regulation S.


7.   SUBSEQUENT EVENTS

     a) Subsequent to November 30, 2003, the Company issued 15,400 common shares to a director of the Company for services rendered at a value of $6,309.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003
                                   (UNAUDITED)



7. SUBSEQUENT EVENTS (Continued)

     b) The Company failed to make the interest payment due June 2, 2003. As at June 12, 2003, the loan balance together with accrued interest was in default. Upon default, the lender is entitled to realize on the security and, on January 8, 2004, a court order was obtained confirming that the indebtedness of the Company was extinguished. Subsequent to the quarter end, the Company will record an extraordinary gain of $457,601 on the extinguishment of the debt and accrued interest, net of the cost of the pledged investment of $50,000.

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

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

     1. Laser-cut coronary stent - in manufacturing
     2. Biocompatible coating for stents and drug delivery applications - in pre-clinical development

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

In addition, MIVT previously established a joint venture with Endovasc to develop a novel biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications as well as an ANGIOGENIX(TM) drug coating for stents. The Company intended to advance this proprietary technology through to commercial development and utilize it as the basis for a range of drug delivery products for both coronary and other applications. However, the company is currently focused on its hyroxyapetite coatings more than any other projects.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended November 30, 2003, the Company posted a loss of $909,353, compared to a loss of $1,080,483 for the three months ended November 30, 2002.

The working capital deficit decreased from a deficit of $574,826 (November 30, 2002) to a deficit of $532,039 (November 30, 2003) the decrease in the working capital deficit is due primarily to decreases in accounts payable and accrued liabilities.

The Company's main focus during the three months ending November 30, 2003 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

General & Administrative Expenses
---------------------------------

General and administrative expenses decreased to $107,919 during the quarter ended November 30, 2003, compared to $397,123 for the quarter ended November 30, 2002. The decrease in 2003 is mainly due to the streamlining of the company's operations and an increase in stock based compensation paid to consultants for technical advice and investor relations.

Research & Development Expenses
-------------------------------

Research and developmental costs decreased during the quarter ended November 30, 2003 to $100,241 compared to $175,798 for the quarter ended August 31, 2002. The decrease in 2003 resulted primarily from government research grants for research and development related to animal trials on its coating technology.

Depreciation Expense
--------------------

Depreciation expenses remained fairly constant at $37,088 during the quarter ended November 30, 2003 compared to $37,585 for the quarter ended November 30, 2002.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $489,784 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation increased for the quarter ended November 30, 2003, to $644,085 compared to stock based compensation of $469,425 during the same period in 2002.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of November 30, 2003, the Company had a working capital deficiency of $489,784.

Cash flow from financing activities increased to $886,304 compared to $622,737 for the same period in 2002.

The financing activities included private placement stock subscriptions totally $29,994 and issuances of warrants and common shares for cash totaling $872,141.

Warrants
--------

As at November 30, 2003, the Company has outstanding warrants to purchase 13,497,615 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                    Number of
Quarter ended November 30, 2003                     underlying shares
-------------------------------                     -----------------

Warrants outstanding - August 31, 2003                  11,465,615
Warrants issued                                          2,032,202
Warrants expired                                                 0
Balance, end of period - February 28, 2003               13,497,61

Stock-based compensation
------------------------

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At November 30, 2003, the Company had 4,175,000 options outstanding. During the three months ended November 30, 2003, the Company did not grant any options and no options lapsed.

The following table summarizes information about the stock options issued by the
Company:

                                             Number of         Weighted Average
Quarter ended November 30, 2003              Options           Exercise Price
-------------------------------              -------           --------------

Options outstanding - August 31, 2003       4,175,000              $0.84
Options issued                                      0
Options cancelled                                   0
Balance, end of period - November 30, 2003  4,175,000              $0.84

Cash Position
-------------

At August 31, 2003, the Company had cash and cash equivalents of $0 compared to a cash position of $8,225 at November 30, 2002. The decrease in the Company's cash position is due primarily to an increase in the scope of the Company's operations.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable & Accrued Liabilities
--------------------------------------

Accounts payable and accrued liabilities decreased in the quarter ended November 30, 2003 to $379,585 compared to $771,663 at November 30, 2002. This majority of this decrease is attributed to improved operating efficiencies.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$10 million in the development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to commercialize its HAp coating technologies, and to initiate marketing efforts for its laser-cut stent, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of August 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

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

The Company also commenced an action in the Supreme Court of British Columbia on October 6, 2003. The details of the action are disclosed in the Company's Form SB-2/A as filed on December 15, 2003.

ITEM 2. CHANGES IN SECURITIES

During the three months ended November 30, 2003, the Company issued the following unregistered securities:

On October 24, 2003, the Company issued 500,000 share purchase warrants with an exercise price of $0.50 per share and 500,000 share purchase warrants with an exercise price of $0.75 for a term of two years. The warrants were issued pursuant to a Consulting Agreement dated August 22, 2003. The warrants were issued pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and any shares issued pursuant to the warrants will bear a restrictive Rule 144 legend tot that effect

On November 5, 2003, the Company received a private placement subscription agreement for 1,000,000 units for a purchase price of $0.35 per unit, each unit consisting of one common shares and one non transferable share purchase warrant to purchase an additional share for a price of $0.75 per share until November 5, 2005. The shares were issued pursuant to prospectus exemptions contained in
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO
99.3     Press Release:  Analyst Coverage and Buy Recommendation, dated
            September 22, 3003
99.4     Press Release:  Drug Eluting Stent Coating Process, dated September 24,
            2003
99.5     Press Release:  MIVT on EuroNews TV, dated October 8, 2003
99.6     Press Release:  MIV Therapeutics Accepted on Frankfurt Stock Exchange,
            dated October 30, 2003
99.7     Press Release:  MIVT Welcomes Dr. Arun Chockalingam, dated November 4,
            2003
----------------
         (1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Reports on Form 8-K filed during the three months ended November 30, 2003.

     The Company did not file any current reports on Form 8-K during the three months ended November 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 13, 2004                   MIV Therapeutics, Inc.


                                          /s/ Alan Lindsay
                                          ------------------------------
                                          Alan Lindsay
                                          President


                                          /s/ Patrick McGowan
                                          ------------------------------
                                          Patrick McGowan
                                          CFO

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation date"); and
         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

Date: January 13, 2004


/s/ Alan Lindsay
-----------------------------
Alan Lindsay
President

I, Patrick McGowan, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation date"); and
         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

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

Date: January 13, 2004


/s/ Patrick McGowan
---------------------------
Patrick McGowan
CFO