Form 10QSB
period 2004-02-29
MIV THERAPEUTICS INC
filed 2004-04-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
     Act of 1934

                For the quarterly period ended: February 29, 2004

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

Common Stock, $0.001 par value                            37,020,567
            (Class)                           (Outstanding as of March 31, 2004)

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

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets.................................................F-1

Consolidated Statement of Operations........................................F-2

Consolidated Statement of Cash Flows........................................F-4

Notes to Consolidated Financial Information.................................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Quantitative and Qualitative Disclosure About Market Risk..........7

Item 4   Controls and Procedures............................................11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings..................................................11

Item 2   Changes in Securities and Use of Proceeds..........................12

Item 3   Defaults Upon Senior Securities....................................12

Item 4   Submission of Matters to a Vote of Security Holders................12

Item 5   Other Information..................................................13

Item 6   Exhibits and Reports on Form 8-K...................................13

Signatures..................................................................13

Certifications..............................................................14

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (UNAUDITED)


                                         MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)

                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 29             MAY 31
                                                                                 2004                 2003
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
     Cash and cash equivalents                                           $          48,377    $          11,614
     Prepaid expenses and deposits                                                 332,036               46,819
     Other receivable                                                              166,273              165,485
                                                                         ----------------------------------------
                                                                                   546,686              223,918
INVESTMENT, at cost                                                                -                     50,000
PLANT AND EQUIPMENT, net                                                           208,181              312,179
                                                                         ----------------------------------------

                                                                         $         754,867    $         586,097
=================================================================================================================

LIABILITIES
CURRENT
     Accounts payable and accrued liabilities                            $         296,516    $         448,959
     Due to related parties                                                        148,161              136,983
                                                                         ----------------------------------------
                                                                                   444,677              585,942
LOAN PAYABLE                                                                       -                    500,000
                                                                         ----------------------------------------
                                                                                   444,677            1,085,942
                                                                         ----------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

CAPITAL STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         31,759,123 common shares at February 29, 2004 and 24,577,047
           common shares at May 31, 2003                                            31,759               24,577

ADDITIONAL PAID-IN CAPITAL                                                      12,622,173            9,403,308
WARRANTS                                                                         2,036,434            2,093,760
DEFERRED COMPENSATION                                                             (323,542)             (48,649)
COMMON STOCK ISSUABLE                                                              -                     31,244
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                               (13,997,964)         (11,952,336)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                               (58,670)             (51,749)
                                                                         ----------------------------------------
                                                                                   310,190             (499,845)
                                                                         ----------------------------------------

                                                                         $         754,867    $         586,097
=================================================================================================================

                        See accompanying notes to the condensed consolidated financial statements
                                                           F-1


                                              MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                     INCORPORATION
                                                                                                                       JANUARY 20
                                           THREE MONTHS ENDED                       NINE MONTHS ENDED                   1999 TO
                                               FEBRUARY 29                             FEBRUARY 29                    FEBRUARY 29
                                        2004                2003                 2004                2003                 2004
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
     General and
       administrative (1)        $         487,799   $         339,975    $       1,470,936    $      1,313,936   $       6,964,114
     Stock based compensation
       (2)                                  59,976              63,544               59,976             187,511           3,486,641
     Research and development
       (3)                                 160,301             119,397              401,514             583,087           3,091,050
     Depreciation                           37,184              38,901              109,877             114,367             541,383
     Interest expense
       (recovery)                          (11,234)              3,595               -                   19,624             875,807
     Licenses acquired charged
       to operations                        -                   -                    -                  150,000             479,780
                                 ---------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                      (734,026)           (565,412)          (2,042,303)         (2,368,525)        (15,438,775)

GAIN ON EXTINGUISHMENT OF DEBT             450,000              -                   450,000               -                 450,000

GAIN (LOSS) ON FOREIGN EXCHANGE              2,379              -                   (13,928)              -                 (25,047)
INTEREST INCOME                                 89              -                        89               -                  49,856
                                 ---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE
  MINORITY INTEREST                       (281,558)           (565,412)         (1,606,142)          (2,368,525)        (14,963,966)

LESS:  MINORITY INTEREST SHARE
  OF LOSS                                   -                   -                    -                    -               1,224,308
                                 ---------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD          $        (281,558)  $        (565,412)   $     (1,606,142)    $     (2,368,525)  $     (13,739,658)
====================================================================================================================================
BASIC AND FULLY DILUTED LOSS
  PER SHARE                      $          (0.01)   $          (0.03)    $         (0.06)     $          (0.12)
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             30,797,279          20,329,143          29,019,817           19,265,059
==================================================================================================================

                                                                F-2






                                              MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                                                            (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PERIOD FROM
                                                                                                                     INCORPORATION
                                                                                                                       JANUARY 20
                                           THREE MONTHS ENDED                       NINE MONTHS ENDED                   1999 TO
                                               FEBRUARY 29                             FEBRUARY 29                    FEBRUARY 29
                                        2004                2003                 2004                2003                 2004
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS
     Net loss for the period      $        (281,558)  $        (565,412)   $     (1,606,142)   $     (2,368,525)
     Foreign currency
       translation adjustment                (2,067)            (87,861)             (6,921)             (3,866)
                                  --------------------------------------------------------------------------------

TOTAL COMPREHENSIVE LOSS          $        (283,625)  $        (653,273)   $     (1,613,063)   $     (2,372,391)
==================================================================================================================


Notes:

(1) An amount of $1,014,841 (2003 - $681,004) representing the fair value of common shares and warrants issued to consultants, directors and employees for services provided is included in general and administrative expenses for the nine month period ended February 29, 2004.

(2) Stock based compensation represents the fair value of stock options granted to consultants and the calculation of the fair value at the date of grant is more fully disclosed in Note 2.

(3) An amount of $130,192 (2003 - $234,342) representing the fair value of common shares and warrants issued to consultants, directors and employees for services provided is included in research and development expenses for the nine month period ended February 29, 2004.

    See accompanying notes to the condensed consolidated financial statements

                                         MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                       PERIOD FROM
                                                                                                      INCORPORATION
                                                                                                        JANUARY 20
                                                                      NINE MONTHS ENDED                  1999 TO
                                                                         FEBRUARY 29                   FEBRUARY 29
                                                                   2004               2003                 2004
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Loss for the period, before minority interest          $    (1,606,142)    $     (2,368,525)  $      (14,963,966)

     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                    59,976              187,511            3,486,641
         Stock issued for services                                1,055,069              712,814            3,078,461
         Interest expense on related party loan                      -                    -                   850,000
         Depreciation                                               109,877              114,367              541,383
         Leasehold improvements written down                         -                    -                    13,300
         Intangible asset impairment                                 -                   150,000              150,000
         Gain on extinguishment of debt                            (450,000)              -                  (450,000)

     Changes in non-cash working capital items:
         Other receivable                                              (788)              (3,333)            (166,429)
         Prepaid expenses and deposits                             (219,856)              (2,900)            (267,354)
         Accounts payable and accrued liabilities                  (152,443)              11,450              321,133
                                                            ------------------------------------------------------------
                                                                 (1,204,307)          (1,198,616)          (7,406,831)
                                                            ------------------------------------------------------------

FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                       1,242,692              244,994            5,793,593
     Due to related parties                                          11,178               -                   998,161
     Cash acquired in reverse acquisition                            -                    -                    13,824
     Loan payable                                                    -                   500,000              500,000
     Common stock redemption                                         -                    -                  (120,000)
     Subscriptions received                                          -                   587,506            1,357,310
                                                            ------------------------------------------------------------
                                                                  1,253,870            1,312,500            8,542,888
                                                            ------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisition of license                                          -                    -                  (200,000)
     Purchases of plant and equipment                                (5,879)             (35,074)            (767,782)
                                                            ------------------------------------------------------------
                                                                     (5,879)             (35,074)            (967,782)
                                                            ------------------------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                      (6,921)              (3,866)            (119,898)
                                                            ------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            36,763               74,944               48,377

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       11,614                4,536              -
                                                            ------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $        48,377     $         79,480   $           48,377
========================================================================================================================

                        See accompanying notes to the condensed consolidated financial statements

                                                           F-4

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended February 29, 2004, the Company issued:

a) 2,138,405 common shares pursuant to the "2003 Non-Qualified Stock Compensation Plan" for services rendered and to be rendered at a value of $936,676. Accordingly, $725,898 has been charged to operations, $145,417 is recorded as deferred compensation, and $65,361 is recorded as prepaid expenses.

b) 2,250,000 warrants for services rendered and to be rendered at a value of $458,647. Accordingly, $280,522 has been charged to operations and $178,125 is recorded as deferred compensation.

During the nine months ended February 28, 2003, the Company issued:

a) 235,294 common shares for settlement of accounts payable and accrued liabilities totaling $110,835;

b)   971,953 common shares for services rendered at a value of $350,164;

c)   2,350,000 warrants for services rendered at a value of $600,989.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K for the year ended May 31, 2003.

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

                                FEBRUARY 29, 2004
                                   (UNAUDITED)

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

     Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, the Company's net loss and net loss per share would have approximated the pro forma amounts indicated below.

     The following illustrates the effect on net loss and net loss per share if the Company had accounted for stock option granted using the fair value method:

                                                                                   2004                 2003
                                                                            -----------------------------------------
    Net loss - as reported                                                  $     (1,606,142)   $     (2,368,525)

    Add:     Stock-based  compensation  expense  included in net loss - as
             reported                                                                 59,976             187,511

    Less:    Stock-based compensation expense determined          under
    fair value method                                                               (262,429)           (224,625)
                                                                            -----------------------------------------

    Net loss - pro forma                                                    $     (1,808,595)   $     (2,405,639)
                                                                            =========================================

    Net loss per share (basic and diluted) - as reported                    $         (0.06)    $          (0.12)
    Net loss per share (basic and diluted) - pro-forma                      $         (0.06)    $          (0.12)

     The fair value of the stock options included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options. The assumptions used to calculate the pro-forma disclosure and the weighted average information are as follows:

                                              2004                 2003
                                      --------------------- --------------------

    Risk-free interest rate                  5.25%                 5.25%
    Expected dividend yield                    0%                    0%
    Expected lives                          5 YEARS               5 years

    Expected volatility                       195%                  195%

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (UNAUDITED)

3.   INVESTMENT

     The investment was disposed of as a result of the default on the loan interest payment due June 2, 2003 (Note 4).

4.   LOAN PAYABLE

     The loan payable was secured by the investment in 1,200,000 class A common shares of Endovasc Ltd. Inc. The loan was repayable on December 30, 2005, bearing interest equal to the London Interbank offered rate plus 1% per annum. Interest was payable semi-annually commencing on June 2, 2003.

     As a result of a court order granted by the Supreme Court of British Columbia on January 8, 2004, the company recognized a gain on extinguishment of debt totaling $450,000, and cancelled interest accrued totaling $12,249. The court order granted, was a declaration that the company's debt to International Mercantile Holding Group Inc. was repaid in full from the proceeds of the sale of the shares of Endovasc Ltd. Inc. that were pledged as collateral.

5.   RELATED PARTY TRANSACTIONS

     a) During the three month period ended February 29, 2004, the Company paid $58,244 (2003 - $50,654) in management fees to directors of the Company. At February 29, 2004, $148,161 (2003 - $80,788) is payable to the Chief Executive Officer of the Company for accrued salary and expenses paid on behalf of the Company, of which $99,500 is secured by the assets of the Company.

     b) During the three month period ended February 29, 2004, the Company issued 15,400 (2003 - Nil) common shares at a value of $5,638 (2003 - $Nil) to a director of the Company for compensation expense.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (UNAUDITED)

6.   CAPITAL STOCK

     a) The Company issued 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S Offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. Up to a maximum of 10,000,000 Regulation S shares of the Company will be offered through the Exchange at a price of $0.50 to non-U.S. persons only. The trustee will receive a fee of 3% of the total value of the shares held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering is sold. The shares may only be traded on German stock exchanges pursuant to Regulation S.

         During the three months ended February 29, 2004, a total of 364,096 Regulation S shares have been sold for total proceeds of $204,860.

         As at February 29, 2004, the trustee has received a fee of 55,107 Regulation S shares valued at $25,753.

         During the three month period ended February 29, 2004, the Company entered into a consulting agreement by the Company will: (a) pay a finder's fee of 25% of the capital raised through the sale of Regulation S stock; (b) issue 100,000 Regulation S stock; and (c) loan 50,000 Regulation S stock as security for non-paid commissions. As at February 29, 2004, 150,000 Regulation S stock has been issued to the consultant for fees and collateral for outstanding commissions.

     b) During the three month period ended February 29, 2004, the Company granted 670,000 stock options to employees and directors exercisable at $0.30 per share until December 16, 2007, and granted 200,000 stock options to consultants exercisable at $0.50 per share until December 16, 2007.

7.   SUBSEQUENT EVENTS

     a) On March 18, 2004, the Company issued 50,000 common shares to a former director of the Company for stock options exercised at a price of $0.50 per share, for total proceeds of $25,000.

                     MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (UNAUDITED)

7. SUBSEQUENT EVENTS (Continued)

     b) On March 18, 2004, the Company issued 5,194,444 common shares at a price of $0.45 per share. Investors also received 2,597,221 Series "A" Warrants to purchase additional shares for $0.66 per share until March 18, 2009, and an additional right (Series "B" Warrants) to purchase 2,597,221 shares for $0.66 and 1,298,661 shares for $0.75 until
         September 18, 2004.

         The Company also issued additional 519,444 Placement Agent Warrants (Series "C" Warrants) in connection with this offering to its financial advisor. Each warrant entitles the holder to purchase one common share at a price of $0.66 per share until March 18, 2009. All of the shares and warrants issued are subject to a registration rights agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should ref er to the section entitled, "Factors that May
Affect Future Results and Market Price of Stock".

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

The Company's core technologies are the basis for the following products that are in various stages of commercial development:

     1.   Laser-cut coronary stent - in commercial manufacturing
     2.   Biocompatible coating for stents and drug delivery applications

     3.   Drug-eluting stent - in preclinical development
     4.   ANGIOGENIX(TM)- (as a therapeutic coating for stents)
          At the present time, this project is under review.

In addition, the Company intends to use its proprietary coating and drug-delivery technologies to develop a series of drug-delivery devices that offer the benefits of local, sustained delivery of therapeutic agents. The combination of these features would position MIV Therapeutics as a leader in the rapidly growing drug delivery sector.

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

In addition, MIVT has established a joint venture with Endovasc to develop a novel biodegradable stent technology that offers the potential for the commercial development of resorbable medical devices for local drug delivery applications as well as an ANGIOGENIX(TM) drug coating for stents. This joint venture is currently under review.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended February 29, 2004, the Company posted loss from operations of $734,026 and a net loss of $281,558, compared to a net loss of $565,412 for the three months ended February 28, 2003. Most of the difference in net loss is attributable to the gain on extinguishment of debt of $450,000.

Working capital increased from a deficit of $142,530 (February 28, 2003) to a surplus of $102,009 (February 29, 2004). The increase in the working capital is due primarily to decreases in accounts payable and accrued liabilities, and the extinguishment of $450,000 of debt.

The Company's main focus during the three months ended February 29, 2004, has been the continued research and development of its biocompatible coatings for stent and drug delivery systems.

                        GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $487,799 during the quarter ended February 29, 2004, compared to $339,975 for the quarter ended February 28, 2003. The increase in 2004 is mainly due to the increase in the Company's administrative expenses that have occurred as a result of an increase in research and development, testing of medical devices, financing costs, legal expenses, business development and public relations activities.

                         RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the quarter ended February 29, 2004, to $160,301 compared to $119,397 for the quarter ended February 28, 2003. The increase in 2004 resulted primarily from the Company's increase in research and development on its coating technology which has resulted in the achievement of significant milestones.

                              DEPRECIATION EXPENSE

Depreciation expenses remained fairly constant at $37,184 during the quarter ended February 29, 2004, compared to $38,901 for the quarter ended February 28, 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has working capital of $102,009 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern. While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the previous quarter that the Company has moved from a deficit to a surplus in its working capital account.

                                    FINANCING

The Company's capital requirements have been and will continue to be significant. As of February 29, 2004, the Company had a working capital surplus of $102,009.

Cash flow from financing activities decreased to $1,253,870 for the nine months ended February 29, 2004, compared to $1,312,500 for the same period in 2003. The financing activities consisted of the private placement of warrants and common shares for cash.

The Company issued warrants and common shares to employees, officers, directors, and consultants for services valued at $1,055,069 during the nine months ended February 29, 2004, compared to $712,814 for the same period in 2003.

                                    WARRANTS

As at February 29, 2004, the Company has outstanding warrants to purchase 13,821,985 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                              Number of
Quarter ended February 29, 2004                               underlying shares
-------------------------------                               -----------------

Warrants outstanding - November 30, 2003                      13,288,413
Warrants issued                                                  533,572
Warrants expired                                                       0
Balance, end of period - February 29, 2004                    13,821,985

                            STOCK-BASED COMPENSATION

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At February 29, 2004, the Company had 4,180,000 options outstanding. During the three months ended February 29, 2004, the Company granted 870,000 options and 365,000 options terminated.

The following table summarizes information about the stock options issued by the
Company:

                                                Number of       Weighted Average
Quarter ended February 29, 2004                 Options         Exercise Price
-------------------------------                 ---------       --------------

Options outstanding - November 30, 2003         3,675,000        $0.53
Options issued                                    870,000
Options cancelled                                 365,000
Balance, end of period - February 29, 2004      4,180,000        $0.48

                                  CASH POSITION

At February 29, 2004, the Company had cash and cash equivalents of $48,377 compared to a cash position of $79,480 at February 28, 2003. The decrease in the Company's cash position is due primarily to an increase in the scope of the Company's operations.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. Subsequent to the period covered by this quarterly report, the Company sold an aggregate of 5,194,444 Units for an aggregate of $2,337,500 in proceeds to the Company before deducting expenses of the offering. The funds are for general working capital.

                     ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased in the quarter ended February 29, 2004 to $296,516 compared to $449,867 a year earlier at February 28, 2003. The majority of this decrease is attributed to improved operating efficiencies.

                 CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$14 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to meet its business objectives to develop its HAp coating technologies towards commercialization, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

DEPENDENCE MANAGEMENT AND RECRUITING.

As of February 29, 2004, the Company had 6 full time employees and only three full-time officers and directors. In addition, the Company has entered into consulting agreements with three individuals two of whom are also a Directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

ITEM 4.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

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

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As disclosed in the Company's prior filings, the Company is currently a Defendant in an action in the Supreme Court of British Columbia.

Management believes that it will be successful in defending against the Plaintiff's claims. However, if the Plaintiff is successful in his action and receives the 3,192,399 shares he is seeking, the Company's issued and outstanding shares will increase and current shareholders would feel an immediate dilution in the value of their shares. If the Plaintiff is awarded monetary damages in lieu of the shares, it would have a material adverse effect on the Company's financial position. As of the date of this report the Company has not exchanged the Plaintiff's shares or paid any damages. The Company has also filed a counter-claim against the Plaintiff alleging fraud, which it will pursue even in the event that it has to exchange the Plaintiff's shares. The counter-claim will seek to cancel the Plaintiff's shares and recoup consulting fees previous paid to the Plaintiff.

The Company commenced an action in the Supreme Court of British Columbia on October 6, 2003, against International Mercantile Group Inc. On January 8, 2004, the Court made an Order declaring that the Company's debt to International Mercantile Holding Group Inc. was extinguished by the sale of the collateral it had pledged to the lender. This reduced the debt shown on the Company's financial statements by $450,000 for the quarter ended February 29, 2004.

An action was commenced against Barry Migliorini and Jack Naventi doing business as National Capital in November, 2003. The details of the action are disclosed in the Company's Form SB-2/A as filed on December 15, 2003. Presently, the Company has not been able to serve these Defendants and is currently seeking an order of substitute service.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended February 29, 2004, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

In early December, 2003, the Company accepted a subscription 71,429 Units for $0.35 each. Each Unit consists of one common share and one non transferable share purchase warrant to purchase an additional share for a price of $0.75 per share until September 8, 2004 and thereafter for $1.00 until September 8, 2005. The Units were for a subscription received in December 2003.

In late December, 2003, and January, 2004, the Company accepted subscriptions from four investors for 402,143 units for $0.35 per unit. Each unit consists of one common share and one warrant to purchase an additional share for $0.60 for the first six months from the date of issuance and thereafter for $0.75 for the next six months. The Company issued 15,714 units as finder's fees in connection with this offering after the end of the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Articles of Incorporation of the Registrant (1)
     3.2  By-laws of the Registrant (1)
     99.1 Section 906 Certification of CEO
     99.2 Section 906 Certification of CFO
     99.3 Press Release: Successful Fatigue Life Test Confirms Durability of MIV Therapeutics' Hydroxyapatite Stent Coating, dated January 20, 2004
     99.4 Press Release: MIV Therapeutics Successfully Completes Government-sponsored Drug-Eluting Stent Coating R&D Program, dated February 10, 2004
     99.5 Press Release: MIV Therapeutics' R&D Team Makes Impact on Science of Biomaterials, dated February 26, 2004

---------------------------
     (1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b)  Reports on Form 8-K filed during the three months ended February 29, 2004.

     The Company did not file any current reports on Form 8-K during the three months ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004                       MIV Therapeutics, Inc.

                                            s/Alan Lindsay
                                            --------------------------
                                            Alan Lindsay
                                            President

                                            s/Patrick McGowan
                                            --------------------------
                                            Patrick McGowan
                                            CFO

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

Date:  April 14, 2004

s/Alan Lindsay
------------------
Alan Lindsay, President and CEO

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

Date:  April 14, 2004

s/Patrick McGowan
-----------------
Patrick McGowan, CFO