Form 10QSB/A
period 2003-11-30
MIV THERAPEUTICS INC
filed 2004-04-22
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

Certifications...............................................................14

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                                         NOVEMBER 30       MAY 31
                                                                            2003            2003
-----------------------------------------------------------------------------------------------------
                                   ASSETS
CURRENT
     Cash and cash equivalents                                          $         --    $     11,614
     Prepaid expenses and deposits                                           330,489          46,819
     Other receivable                                                        165,947         165,485
                                                                        -----------------------------
                                                                             496,436         223,918
INVESTMENT, at cost                                                           50,000          50,000
PLANT AND EQUIPMENT, net                                                     243,851         312,179
                                                                        -----------------------------

                                                                        $    790,287    $    586,097
=====================================================================================================

                                LIABILITIES
CURRENT
     Accounts payable                                                   $    379,585    $    448,959
     Due to related parties                                                  168,407         136,983
                                                                        -----------------------------
                                                                             547,992         585,942
LOAN PAYABLE                                                                 500,000         500,000
                                                                        -----------------------------
                                                                           1,047,992       1,085,942
                                                                        -----------------------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         30,413,148 common shares at November 30, 2003 and 24,577,047 common shares at May 31, 2003
                                                                              30,413          24,577

ADDITIONAL PAID-IN CAPITAL                                                12,003,490       9,403,308
WARRANTS                                                                   2,032,202       2,093,760
DEFERRED COMPENSATION                                                       (575,795)        (48,649)
COMMON STOCK ISSUABLE                                                         24,994          31,244
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (13,716,406)    (11,952,336)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       (56,603)        (51,749)
                                                                        -----------------------------
                                                                            (257,705)       (499,845)
                                                                        -----------------------------

                                                                        $    790,287    $    586,097
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

              See accompanying notes to the condensed consolidated financial statements


                                                 F-1

                                    MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                  PERIOD FROM
                                                                                                  INCORPORATION
                                                                                                   JANUARY 20
                                       THREE MONTHS ENDED               SIX MONTHS ENDED            1999 TO
                                           NOVEMBER 30                     NOVEMBER 30             NOVEMBER 30
                                      2003            2002            2003            2002            2003
---------------------------------------------------------------------------------------------------------------
EXPENSES
     General and administrative   $    477,670    $    397,123    $    983,136    $    659,748    $  6,476,313
     Stock based compensation*              --         469,425              --         666,154       3,426,665
     Research and development          100,241         175,798         241,213         235,716       2,930,749
     Depreciation                       37,088          37,585          72,693          75,466         504,199
     Interest expense                    3,800             552          11,234          16,029         887,041
     Licenses acquired charged
       to operations                        --              --              --         150,000         479,780
                                  -----------------------------------------------------------------------------

LOSS FROM OPERATIONS                  (618,799)     (1,080,483)     (1,308,276)     (1,803,113)    (14,704,747)

LOSS ON FOREIGN EXCHANGE               (16,220)             --         (16,308)             --         (27,428)

INTEREST INCOME                             --              --              --              --          49,767
                                  -----------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE
  MINORITY INTEREST                   (635,019)     (1,080,483)     (1,324,584)     (1,803,113)    (14,682,408)

LESS: MINORITY INTEREST SHARE
  OF LOSS                                   --              --              --              --       1,224,308
                                  -----------------------------------------------------------------------------

NET LOSS FOR THE PERIOD           $   (635,019)   $ (1,080,483)   $ (1,324,584)   $ (1,803,113)   $(13,458,100)
===============================================================================================================

BASIC AND FULLY DILUTED LOSS
  PER SHARE                       $      (0.02)   $      (0.06)   $      (0.05)   $      (0.10)
===============================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         28,960,508      18,256,119      28,124,259      17,463,267


COMPREHENSIVE LOSS
     Net loss for the period      $   (635,019)   $ (1,080,483)   $ (1,324,584)   $ (1,803,113)
     Foreign currency
       translation adjustment           (2,613)          9,601          (4,854)         83,995
                                  -------------------------------------------------------------
TOTAL COMPREHENSIVE LOSS          $   (637,632)   $ (1,070,882)   $ (1,329,438)   $ (1,719,118)
===============================================================================================

*Note: Stock based compensation represents the fair value of stock options granted to consultants and the calculation of the "fair value" at the date of grant is more fully disclosed in Note 2.

                   See accompanying notes to the condensed consolidated financial statements

                                                      F-2

                                  MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)

                                                                                            PERIOD FROM
                                                                                           INCORPORATION
                                                                                            JANUARY 20
                                                                 SIX MONTHS ENDED             1999 TO
                                                                    NOVEMBER 30             NOVEMBER 30
                                                                2003            2002            2003
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the period                                    $ (1,324,584)   $ (1,803,113)   $(14,682,408)

     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                     --         666,154       3,426,665
         Stock issued for other than cash                        644,085              --       2,667,477
         Interest expense on related party loan                       --              --         850,000
         Depreciation                                             72,693          75,466         504,199
         Leasehold improvements written down                          --              --          13,300
         Intangible asset impairment                                  --         150,000         150,000

     Changes in non-cash working capital items:
         Other receivable                                           (462)            477        (166,103)
         Prepaid expenses and deposits                          (253,312)         (3,247)       (300,810)
         Accounts payable and accrued liabilities                (69,373)        291,526         404,203
                                                            ---------------------------------------------
                                                                (930,953)       (622,737)     (7,133,477)
                                                            ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock and warrants for cash, less
       share issuance costs                                      872,141              --       5,423,042
     Due to related parties                                       31,424              --       1,018,407
     Cash acquired in reverse acquisition                             --              --          13,824
     Loan payable                                                     --              --         500,000
     Common stock redemption                                          --              --        (120,000)
     Subscriptions received                                       24,994         577,506       1,382,304
                                                            ---------------------------------------------
                                                                 928,559         577,506       8,217,577
                                                            ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of license                                           --              --        (200,000)
     Purchases of plant and equipment                             (1,819)        (35,075)       (763,722)
                                                            ---------------------------------------------
                                                                  (1,819)        (35,075)       (963,722)
                                                            ---------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                   (7,401)         83,995        (120,378)
                                                            ---------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         11,614           3,689              --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,614           4,536              --
                                                            ---------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $         --    $      8,225    $         --
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

     The following illustrates the effect on net loss and net loss per share if the Company had accounted for stock option granted using the fair value method:

                                                               2003           2002
                                                           ------------   ------------
    Net loss - as reported                                 $(1,324,584)   $(1,803,113)

    Add:  Stock-based compensation expense included
          in net loss - as reported                                 --        666,154

    Loss: Stock-based compensation expense determined
          under fair value method                                   --       (703,268)
                                                           ------------   ------------

    Net loss - pro forma                                   $(1,324,584)   $(1,840,227)
                                                           ============   ============

    Net loss per share (basic and diluted) - as reported   $     (0.05)   $     (0.10)
    Net loss per share (basic and diluted) - pro forma     $     (0.05)   $     (0.11)

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended November 30, 2003, the Company posted a loss of $635,019, compared to a loss of $1,080,483 for the three months ended November 30, 2002.

The working capital deficit decreased from a deficit of $574,826 (November 30, 2002) to a deficit of $51,556 (November 30, 2003) the decrease in the working capital deficit is due primarily to decreases in accounts payable, accrued liabilities, and prepaid expenses.

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

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $477,670 during the quarter ended November 30, 2003, compared to $397,123 for the quarter ended November 30, 2002. The increase in 2003 is mainly due to increased operations and need for additional support services.

Research & Development Expenses
-------------------------------

Research and developmental costs decreased during the quarter ended November 30, 2003 to $100,241 compared to $175,798 for the quarter ended November 30, 2002. The decrease in 2003 resulted primarily from government research grants for research and development related to animal trials on its coating technology.

Depreciation Expense
--------------------

Depreciation expenses remained fairly constant at $37,088 during the quarter ended November 30, 2003 compared to $37,585 for the quarter ended November 30, 2002.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations and has a working capital deficiency of $51,556 (current assets less current liabilities), which raises substantial doubt about its ability to continue as a going concern.

Stock based compensation decreased for the quarter ended November 30, 2003, to $0 compared to stock based compensation of $469,425 during the same period in 2002.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of November 30, 2003, the Company had a working capital deficiency of $51,556.

Cash flow from financing activities increased to $928,559 compared to $577,506 for the same period in 2002.

The financing activities included private placement stock subscriptions totalling $24,994 and issuances of warrants and common shares for cash totaling $872,141.

Warrants
--------

As at November 30, 2003, the Company has outstanding warrants to purchase 13,497,615 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                    Number of
Quarter ended November 30, 2003                     underlying shares
-------------------------------                     -----------------

Warrants outstanding - August 31, 2003                  11,465,615
Warrants issued                                          2,032,202
Warrants expired                                                 0
Balance, end of period - November 30, 2003              13,497,615

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

Cash Position
-------------

At November 30, 2003, the Company had cash and cash equivalents of $0 compared to a cash position of $8,225 at November 30, 2002. The decrease in the Company's cash position is due primarily to an increase in the scope of the Company's operations.

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

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO
99.3     Press Release:  Analyst Coverage and Buy Recommendation, dated
            September 22, 3003 (2)
99.4     Press Release:  Drug Eluting Stent Coating Process, dated September 24,
            2003 (2)
99.5     Press Release:  MIVT on EuroNews TV, dated October 8, 2003 (2)
99.6     Press Release:  MIV Therapeutics Accepted on Frankfurt Stock Exchange,
            dated October 30, 2003 (2)
99.7     Press Release:  MIVT Welcomes Dr. Arun Chockalingam, dated November 4,
            2003 (2)
----------------
         (1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

         (2) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB filed January 14, 2004.

(b) Reports on Form 8-K filed during the three months ended November 30, 2003.

     The Company did not file any current reports on Form 8-K during the three months ended November 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 21, 2004                     MIV Therapeutics, Inc.


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

Date: April 21, 2004


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

Date: April 21, 2004


/s/ Patrick McGowan
---------------------------
Patrick McGowan
CFO