Form 10KSB
period 2004-05-31
MIV THERAPEUTICS INC
filed 2004-08-30
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended: May 31, 2004

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

        [X]

State issuer's revenues for its most recent fiscal year.     $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of June 14, 2004.    $15,434,972

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of June 14, 2004.    45,506,790

                                      MIV THERAPEUTICS, INC.

                                           FORM 10-KSB
                                              INDEX

                                                                                             Page
                                                                                             ----
                                              Part I

Item 1.       Business.......................................................................3

Item 2.       Properties.....................................................................11

Item 3.       Legal Proceedings..............................................................13

Item 4.       Submission of Matters of a Vote of Security Holders............................15

                                             Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........16

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.............................................16

Item 7.       Financial Statements and Supplementary Data....................................26

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................................26

                                             Part III

Item 9.       Directors and Executive Officers of the Registrant.............................27

Item 10.      Executive Compensation.........................................................30

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................32

Item 12.      Certain Relationships and Related Transactions.................................33

                                             Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.................34

Item 14.      Principal Accountant Fees and Services.........................................36

Signatures    ...............................................................................36

                                                2

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

History and Development
-----------------------

The Company is involved in the research, development and manufacture of bio-compatible stent coatings for implantable medical devices and drug-delivery systems. The Company's business objective is to be a leader in coating technologies for stents and drug-delivery devices for both cardiovascular and non-vascular disorders.

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

On April 27, 2004, the Company terminated the Joint Venture agreement with Endovasc in order to focus on its resources on the ceramic stent coatings licensed from University of British Columbia.

Summary of the Company's existing products and future pipeline
--------------------------------------------------------------

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

Objectives
----------

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. Since that date, the Company has completed the development of a proprietary coronary stent for use in angioplasty procedures and is developing a novel ceramic coating technology that will be used to manufacture a range of biocompatible coatings for stent and medical devices.

The corporate mission of MIV Therapeutics is to become a recognized world leader in the development of biocompatible device coatings, therapeutic stent technologies and drug delivery systems for various medical applications.

The Company intends to expand its novel drug delivery and coating technologies to become a major developer of proprietary coatings for stents and medical devices that provide local delivery of therapeutic agents to treat a variety of critical illnesses.

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

The Market
----------

Stents are estimated to be used in approximately 60-80% of angioplasty procedures worldwide. The worldwide coronary stent market currently generates over US$2.2 billion in revenues and is projected to grow to nearly US$6 billion by 2005. Within the next 5 years, coated and drug-eluting stents are anticipated to comprise 86% of this market. MIV Therapeutics is targeting this large and growing market with its coatings for medical devices.

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

Target Market and Marketing Strategy
------------------------------------

The Company intends to secure a position in the large coronary stent market through expansion into the emerging market for coated and drug-eluting stents. Longer term, the Company's proprietary technologies for novel coatings and drug-delivery will provide the opportunity to expand into other sectors of the drug-delivery marketplace.

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

THIN-COATED STENTS
The Company's HAp technology is a platform for developing a wide range of biocompatible medical devices, starting with coated coronary stents and expanding into other implanted medical devices. MIVT intends to develop the coated coronary stent, using its proprietary laser-cut stent as the first device platform, and establish distribution agreements with companies that have established marketing teams in the coronary medical device sector. Subsequently, MIVT can either license its coating technology to major medical device companies or develop proprietary products through the preclinical stage using its existing pilot manufacturing facilities.

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

In addition, the Company has entered into consulting agreements with three individuals to provide management services to the Company. The Company's Chairman, President, and Chief Executive Officer, Mr. Alan P. Lindsay, was hired and has been responsible for the acquisition of the company's technology, for financing, corporate development and the strategic vision of the company. Mr. Patrick McGowan, Executive Vice President and Chief Financial Officer, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities also include liaison with attorneys, auditors, financial consultants, and the day to day business operations of the Company. The Company hired Mr. Arc Rajtar as the Vice President of Operations of its subsidiary, MIVI Technologies, Inc. Mr. Rajtar's responsibilities include operations, logistics, engineering, quality assurance and regulatory affairs.

ITEM 2.  PROPERTIES

(a) Real Estate                  None

(b) Property and Equipment       $177,549

Real Property
-------------

The Company owns no real property. It conducts all of its business from its 17,000 square foot leased facility in Vancouver, Canada. where it conducts its research and development of coronary stents and stent delivery systems and where it has its first laser manufacturing facilities and clean rooms for packaging.

These facilities will be capable of producing 25,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for research and clinical trial purposes, and can be employed for first commercial production at such time, if ever, as the Company successfully acquires certification and registration permitting the sale of the MIVI Stent. The lease on the manufacturing facility extends to October 31, 2005, at a cost of $10,025 per month.

Intellectual Property And Intangibles
-------------------------------------

Patents
-------

The Company has a portfolio of patent applications relating to its proprietary laser-cut stent. In addition, the Company has licensed worldwide rights to patents filed by the University of British Columbia on the HAp coating. The following is a summary of the patent filings to date:

MIVT PATENT PORTFOLIO - CORONARY STENTS
Summary of Patents licensed by the University of British Columbia, Canada, to MIV Therapeutics Inc.


00-017: LOW-TEMPERATURE SOL-GEL SYNTHESIS OF HYDROXYAPATITE CERAMICS FOR BIOMEDICAL APPLICATIONS

NUMBER:           US 6,426,114 (also Canadian application 2,345,552)
TITLE:            Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of
                  Making Same

SUMMARY: This invention relates to novel sol-gel calcium phosphate, in particular, hydroxyapatite, ceramic coatings and processes of making same at low temperature. Such coatings are useful, inter alia, for dental implants and other bone-metal contact appliances.


00-126: BIOFUNCTIONAL HYDROXYAPATITE COATINGS AND MICROSPHERES FOR IN-SITU DRUG ENCAPSULATION

NUMBER:           US Patent No. 6,730,324 (also Europe Patent Application No.
                  02721913.8)
TITLE: Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation

SUMMARY: This invention relates to novel room-temperature process for obtaining calcium phosphate, in particular hydroxyapatite, microspheres and coatings with encapsulated drugs, proteins, genes, DNA for therapeutical use. The coatings and microspheres are designed to perform a defined biological function related to drug delivery, such as gene therapy through gene delivery. A novel method for encapsulation, and subsequent controlled release of therapeutically active agents from such biofunctional coatings and microspheres is disclosed. Such coatings and microspheres are useful for side effects - free, long-term, targeted, controlled release and delivery of drugs, proteins, DNA, and other therapeutic agents.


03-043:           CALCIUM PHOSPHATE COATED STENTS AND METHOD OF MAKING SAME

NUMBER:           US 60/410,307 - PROVISIONAL APPLICATION
TITLE:            Calcium Phosphate Coated Implantable Medical Devices and
                  Method of Making Same

SUMMARY: This invention relates to novel calcium phosphate-coated implantable medical devices and processes of making same. These calcium-phosphate coatings are designed to minimize the immune response to the implant (e.g. restenosis in stenting procedures) and can be used to store and release a medicinally active agent in a controlled manner. Such coatings can be applied to any implantable medical devices and are useful for a number of medical procedures including (but not limited to) balloon angioplasty in cardiovascular stenting, ureteral stenting and catheterisation.

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

ITEM 3.  LEGAL PROCEEDINGS

John Ma
-------

On November 18, 2002, John Ma, a former consultant with the Company's majority owned subsidiary, M-I Vascular Innovations, Inc. ("Vascular") filed a Writ and Statement of Claim in the Supreme Court of British Columbia against the Company, its Chief Executive Officer and President, Alan P. Lindsay, and against Vascular, seeking specific performance of a settlement agreement to receive 3,192,399 shares of the Company in exchange for 3,192,399 shares in Vascular, or alternatively, damages.

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

The Company and Vascular attended a court hearing in chambers on April 16, 17,and 25, 2003 on a summary trial application by the Plaintiff John Ma for an Order for a declaration that Mr. Ma is entitled to an exchange of 3,192,399 common shares of Vascular for 3,192,399 common shares of the Company pursuant to a Settlement Agreement entered into on September 14, 2001.

The Honourable Mr. Justice Lowry, who presided over the summary trial, pronounced judgment on May 20, 2003, granting the summary relief that was sought by Mr. Ma at the summary trial, and ordered the Company and Vascular to perform the share exchange (the "Judgment"). The Company has appealed the judgment to the British Columbia Court of Appeal. The appeal hearing has been set for hearing on September 7, 2004.

In a Counterclaim filed on April 14, 2003 in the Supreme Court of British Columbia, the Company and Vascular continue to dispute Mr. Ma's entitlement to the 3,192,399 Vascular shares (the "Shares"), alleging the Shares were part of a specific purpose trust, and that Mr. Ma breached certain contractual obligations and fiduciary duties he owed. The Company and Vascular seek the following:

         1.       a declaration of trust over the Shares;
         2. an interim injunction preserving the Shares pending a determination of all of the issues in the Action;
         3.       damages for breach of contract;
         4. if Ma receives any shares in the Company pursuant to the exchange, an interlocutory injunction preserving those shares by deposit of the share certificates into Court and an Order that Mr. Ma not dispose of, transfer or otherwise encumber the shares until a full determination of all the issues in the action;
         5.       damages for misuse of confidential information;
         6.       damages for breach of fiduciary duties; and
         7.       aggravated and punitive damages.

Management currently believes that it will be successful in its Appeal and Counterclaim. However, if the Plaintiff is successful in upholding the Judgment in the Court of Appeal and receives the 3,192,399 shares he is seeking, the Company's issued and outstanding shares will increase by approximately 8%, and current shareholders would experience an immediate dilution in the value of their shares. The Company does not believe this would have a material adverse effect on the Company's financial position.

Barry Migliorini and Jack Naventi doing business as National Capital
--------------------------------------------------------------------

On November 12, 2003, the Company commenced an action in the Supreme Court of British Columbia against Barry Migliorini and Jack Naventi, both doing business as National Capital (the "Defendants"). The Company claimed that the Defendants were misrepresenting themselves as being affiliated with a registered broker dealer in good standing as a member of the National Association of Securities Dealers, Inc., and on that basis obtained the Company's authorized signatures on several documents authorizing the issuance of shares and warrants to the Defendants in exchange for certain financial advice. In its claim, the Company sought the following relief:

         1. a declaration that there is no valid and binding agreement between the Company and the Defendants;

         2. a declaration that the Company is not obligated to issue any warrants to purchase the Company's common stock or any shares in the Company's common stock to the Defendants;
         3. an Order canceling 65,217 shares of the Company's common stock that were issued to National Capital; and
         4.       restitution and damages for misrepresentation.

On July 9, 2004, the Company entered into a settlement agreement with Barry Migliorini and Jack Naventi, whereby the parties agreed to the following:

         1. the 65,217 shares of the Company registered in the name of the Defendants would be cancelled;
         2. all warrants issued by the Company to the Defendants are cancelled;
         3. the service agreement and warrant agreement entered into between the Defendants and the Company are terminated in their entirety;
         4. other than obligations created by the settlement agreement, each party releases the other from any and all claims and liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 30, 2004, the Company held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results were as follows:

PROPOSAL 1.         ELECTION OF DIRECTORS
-----------

Nominee             Votes For             Votes Against         Votes Abstained

Alan Lindsay        22,438,004               215,394                63,000

Patrick McGowan     22,445,198               208,200                63,000

Daniel Savard       22,555,898                97,500                63,000

Dov Shimon          22,547,398               106,000                63,000

PROPOSAL 2.         RATIFICATION OF APPOINTMENT OF MOORE STEPHENS ELLIS FOSTER
-----------         LTD., AS INDEPENDENT AUDITOR FOR 2004

                    Votes For             Votes Against         Votes Abstained

                    22,421,955                 8,200               286,243

The Company's record date was June 14, 2004. As of the record date, 40,092,993 shares were eligible to vote at the Company's Annual General Meeting. The remaining 5,413,797 shares outstanding as of June 14, 2004 are being held in Trust pursuant to a Regulation S offering. The shares are being held as part of an offering of the Company's special class Reg S shares on the Berlin Stock Exchange and remained outstanding, but not issued as of the year ended May 31, 2004.

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

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2004 and 2003 as follows:

                                       Price Range of
                                       Common Stock

Quarter Ended                       High              Low

August 31, 2002                     0.85             0.27
November 30, 2002                   0.90             0.27
February 28, 2003                   0.78             0.30
May 31, 2003                        0.47             0.16

August 31, 2003                     0.70             0.31
November 30, 2003                   0.59             0.39
February 29, 2004                   0.59             0.31
May 31, 2004                        0.80             0.33


(b) As of June 14, 2004, the Company had approximately 40,092,993 shares issued and 5,413,797 Reg S shares in trust to support a potential Reg S financing for a total of 45,506,790 shares outstanding. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

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

Plan of Operations
------------------

The Company is developing fully biocompatible coatings for drug delivery on stents and other medical devices with the intent of providing healing solutions for cardiovascular and other disorders. In particular, the Company is developing proprietary biocompatible coatings using hydroxyapatite as the next generation of advanced coatings for medical devices and drug delivery technologies. The Company's core technologies are the basis for the following products that are in various stages of commercial development:

1.       Biocompatible passive coating for stents and drug delivery applications
2.       Drug-eluting stent coating- in preclinical development

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

Intellectual Property
---------------------

MIV has exclusive worldwide rights to the HAp coating technology from UBC, including the rights to manufacture and market coated products using these technologies. To date, UBC has filed three patent applications on novel coating technologies that MIV intends to use for its stent coating and for additional medical devices. MIV's portfolio of issued and pending patents is described below.

         o LASER-CUT STENT. MIV filed patent applications internationally in 2000 for its laser-cut bare stent. The patent describes the modular design of the cardiovascular stent and its method of manufacture. The patented arrangement results in the stent having optimal longitudinal flexibility as well as radial stability.

         o SOL-GEL PHOSPHATE CERAMIC COATINGS FOR BIOLOGICAL APPLICATIONS. U.S. Patent No. 6,426,114, entitled "Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making Same," was assigned to the UBC and filed on May 2, 2000. The invention relates to novel sol-gel calcium phosphate, in particular, thin HAp ceramic coatings and processes at low temperatures.

         o BIOFUNCTIONAL HAP COATINGS FOR DRUG ENCAPSULATION. U.S. Patent No. 6,730,324, entitled "Biofunctional Hydroxyapatite Coatings and Microspheres for in-situ Drug Encapsulation," was assigned to the UBC and filed April 20, 2001. The invention relates to a novel room-temperature process for obtaining calcium phosphate, in particular, a thick coating of HAp microspheres with encapsulated drugs, proteins, and genes for therapeutic use. The coatings and microspheres are designed to perform a defined biological function related to drug discovery, such as gene therapy through gene delivery.

         o CALCIUM PHOSPHATE COATED STENTS AND IMPLANTABLE MEDICAL DEVICES. U.S. provisional application 60/410,307, was filed by the UBC September 13, 2002. This invention relates to novel calcium phosphate coated implantable medical devices and processes. These calcium phosphate coatings are designed to minimize the immune response to the implant (e.g., restenosis in stenting procedures) and can be used to store and release a medicinally active agent in a controlled manner. Such coatings can be applied to any implantable medical devices and are useful for a number of medical procedures including, but not limited to, angioplasty, cardiovascular stenting, urethral stenting, and catheterization.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the year ended May 31, 2004, the Company posted a loss of $3.5 million, compared to a loss of $3.2 million for the year ended May 31, 2003.

The working capital increased from a deficit of $362,024 (May, 2003) to a surplus of $2,118,069 (May, 2004). The increase in the working capital is due primarily to substantial increases in cash from financing activities and other prepaid expenses.

The Company's main focus during the year ended May 31, 2004 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company initiated the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

General & Administrative Expenses
---------------------------------

General and administrative expenses increased to $2,590,779 during the year ended May 31, 2004, compared to $1,762,692 for the year ended May 31, 2003.

The following table compares the General and Administrative expenses for the years ended May 31, 2004 and 2003:

------------------------------ -------------- -------------- --------------- -----------------
                                     2004           2003          INCREASE/       % INCREASE/
                                                                 (DECREASE)        (DECREASE)
------------------------------ -------------- -------------- --------------- -----------------
Legal                               $146,311      $238, 490       ($92,179)             (39%)
------------------------------ -------------- -------------- --------------- -----------------
Public  Relations,  Financing       $772,493       $205,551        $566,942              276%
and Corporate Development
------------------------------ -------------- -------------- --------------- -----------------
Management Fees                     $229,996       $228,760          $1,236                1%
------------------------------ -------------- -------------- --------------- -----------------
Consulting                          $856,692       $744,814        $111,878               15%
------------------------------ -------------- -------------- --------------- -----------------
Bad debt                            $160,000              -        $160,000              100%
------------------------------ -------------- -------------- --------------- -----------------
Operating Expenses                  $425,287       $345,077         $80,210               23%
------------------------------ -------------- -------------- --------------- -----------------
Total                             $2,590,779     $1,762,692        $828,087               47%
------------------------------ -------------- -------------- --------------- -----------------

The increase in 2004 is mostly attributed to non cash expenditures stemming from the compensation paid for Public Relations, Consulting, Financing and Corporate Development services mainly in the form of warrants. During the year ended May 31, 2004, the Company issued 3,375,000 warrants with exercise prices ranging from $0.01 to $0.75 per share for these services. The Company recorded these issuances at the estimated fair market value of the warrants of $814,798.

The Company notes that pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in the Company's opinion, existing models do not necessarily provide a reliable measure of the fair value of the Company's warrants.

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the year ended May 31, 2004 to $709,003 compared to $682,015 for the year ended May 31, 2003. The increase in 2004 resulted primarily from the Company's advanced research and development in its coating technology.

Depreciation Expense
--------------------

Depreciation expenses remained fairly constant at $146,783 during the year ended May 31, 2004 compared to $151,850 for the year ended May 31, 2003.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations since inception, but currently has a working capital surplus of $2,118,069 (current assets less current liabilities), due to a substantial increase in cash and cash equivalents stemming from financing activities during the year.

Stock based compensation on stock options issued to employees and non-employees decreased to $59,976 for the year ended May 31, 2004 (excluding stocks and warrants issued for services mentioned earlier), from $84,745 during the same period in 2003.

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of May 31, 2004, the Company had a working capital surplus of $2,118,069.

Cash flow from financing activities increased to $3,857,720 for the year ended May 31, 2004, as compared to $1,398,851 for the year ended May 31, 2003.

The Company accepted several private placement subscriptions for Units which consisted of one common share and one non-transferable share purchase warrant to purchase an additional share.

Warrants
--------

The following table summarizes information about the warrants issued by the
Company:

                                                                    NUMBER OF
                                                                    UNDERLYING
                                                                     SHARES
                                                                    ----------

        Balance, May 31, 2003                                       10,717,821

        Issued - private placement                                   2,181,164
        Issued - finder's fee                                           55,714
        Issued - services rendered                                   3,375,000
        Extended                                                       381,800
        Exercised                                                   (2,100,000)
        Cancelled/Expired                                           (5,225,050)
                                                                   ------------

        Balance, May 31, 2004                                        9,386,449
                                                                   ============

At May 31, 2004 the Company had outstanding warrants to purchase 9,386,449 shares of the Company's common stock at prices ranging from $0.01 to $0.75 per share. The warrants expire at various dates from June 13, 2004 to October 28, 2012.

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

The Company had the following stock option activity:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                   NUMBER OF       EXERCISE
                                                    OPTIONS         PRICE
                                                  ------------     ----------

Balance outstanding, May 31, 2003                   4,175,000      $   0.53

Options granted                                       995,000          0.35
Options expired                                      (250,000)        (0.668)
Options cancelled                                    (565,000)        (0.742)
Options exercised                                    (100,000)        (0.335)
                                                  ------------     ----------

Balance outstanding, May 31, 2004                   4,255,000          0.47

Cash Position
-------------

At May 31, 2004, the Company had cash and cash equivalents of $2,034,530 compared to a cash position of $11,614 at May 31, 2003. The increase in the Company's cash position is due primarily to the increase in financing activities. The working capital increased from a deficiency of $362,024 at May 31, 2003 to a surplus of 2,118,069 as at May 31, 2004.

The company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable
----------------

Accounts payable decreased 62% in the year ended May 31, 2004 to $170,871 compared to $448,959 at May 31, 2003. This majority of this decrease is attributed to improved operating efficiencies and settlement of debt.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$6 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

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

BECAUSE WE ARE CURRENTLY A DEVELOPMENT STAGE COMPANY, WE HAVE NO PRODUCTS AVAILABLE FOR SALE OR USE AND MAY LACK THE FINANCIAL RESOURCES NEEDED TO BRING PRODUCTS TO MARKET.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN EVALUATION OF OUR PROSPECTS CAN BE MADE, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE DEMANDS REQUIRED OF A NEW BUSINESS IN THE MEDICAL DEVICE INDUSTRY.

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

BECAUSE WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES THROUGH OUR DEVELOPMENT STAGE, WE MAY LACK THE FINANCIAL STABILITY REQUIRED TO CONTINUE OPERATIONS.

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

BECAUSE THE LIFE CYCLE OF MEDICAL PRODUCTS ARE DIFFICULT TO PREDICT, EVEN IF WE WERE TO INTRODUCE A PRODUCT TO THE MARKET WE MAY NOT BE ABLE TO GAIN MARKET ACCEPTANCE OF THE PRODUCT.

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

BECAUSE WE ARE SIGNIFICANTLY SMALLER THAN THE MAJORITY OF OUR NATIONAL COMPETITORS WE MAY LACK THE FINANCIAL RESOURCES NEEDED TO CAPTURE MARKET SHARE.

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

BECAUSE WE HAVE NOT EARNED ANY REVENUES FROM OPERATIONS, ALL OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCIAL AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

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

BECAUSE WE ARE IN THE DEVELOPMENT STAGE AND HAVE NOT YET PRODUCED A MARKETABLE PRODUCT, WE MAY LACK THE ABILITY TO RECRUIT SUITABLE CANDIDATES FOR EMPLOYMENT, OR TO ATTRACT THEM TO THE COMPANY SHOULD THEY BE IDENTIFIED.

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

BECAUSE WE MAY NOT BE ABLE TO OBTAIN PATENTS FOR THE DEVICES WE ARE CURRENTLY RESEARCHING, WE MAY NOT HAVE BE ABLE TO PROTECT OF INTELLECTUAL PROPERTY RIGHTS.

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

BECAUSE PRODUCT LIABILITY IS INHERENT IN THE MEDICAL DEVICES INDUSTRY AND INSURANCE IS EXPENSIVE AND DIFFICULT TO OBTAIN, THE COMPANY MAY BE EXPOSED TO LARGE LAWSUITS.

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

BECAUSE THE HEALTHCARE INDUSTRY IS SUBJECT TO CHANGING POLICIES AND PROCEDURES, WE MAY FIND IT DIFFICULT TO CONTINUE TO COMPETE IN AN UNCERTAIN ENVIRONMENT.

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

BECAUSE OUR STOCK IS LISTED ON THE OTCBB AND NOT A LARGER OR MORE RECOGNIZED EXCHANGE, INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES OR OBTAIN ACCURATE QUOTATIONS FOR SHARE PRICES.

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

GOING CONCERN RISK

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditor has issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to the Company

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moore Stephens Ellis Foster Ltd., Chartered Accountants (the "New Accountant") has been engaged as principal independent accountants for MIV Therapeutics, Inc. (the "Company") effective May 28, 2004 and until the New Accountant chooses to Resign or the Company chooses to dismiss them. Moore Stephens Ellis Foster replaces Morgan & Company (the "Former Accountant") as principal independent accountants as of May 28, 2004. The decision to change accountants has been approved by the Company's board of directors.

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

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 31, 2004. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

NAME                      AGE         TITLE                              TERM

Alan P. Lindsay           53          Chairman, President, CEO           Annual

Patrick A. McGowan        65          Executive Vice President, CFO,
                                      Secretary, Director                Annual

Dr. Daniel Savard         53          Director                           Annual

Dr. Tom Troczynski        50          Vice President, Coatings           n/a

Arc Rajtar                56          Vice President, Operations for     n/a
                                      MIVI Technologies, Inc.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay          100%         Dr. Tom Troczynski                  35%
Patrick A. McGowan       100%         Arc Rajtar                         100%
Dr. Daniel Savard         10%

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

ALAN P. LINDSAY, Chairman, President, and CEO, age 53.

Mr. Lindsay has been MIVT's Chairman, President and CEO since October 2001. He has extensive experience in building companies and taking them public on recognized stock exchanges. Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining, a base metals exploration company, he co-founded and took public on the Toronto and American Stock Exchange. Mr. Lindsay served as Azco's CEO and President from 1991-1994, its Chairman and CEO from 1994-1997, and its President, Chairman and CEO from 1997-2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Azco was delisted from both exchanges in 2003.

Mr. Lindsay was also Chairman of the Board of GeneMax Pharmaceuticals Inc., a company he co-founded 1999 and assisted with its financing. Mr. Lindsay resigned as Chairman prior to the company going public, and as director shortly afterward. In 2002 the Company was taken public through a reverse take over and was listed on the OTCBB under the name GeneMax Corp. It currently trades under the stock symbol GMXX. GeneMax Corporation, through GeneMax Pharmaceuticals, is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. In the past 52 weeks, the price of GeneMax shares have ranged from $10.25 to $0.81 per share. The price of common shares was $0.82 per share as of February 20, 2004.

Prior to becoming an entrepreneur, Mr. Lindsay was responsible for building a significant business and marketing organization in Vancouver, BC for Manulife Financial, a major international financial services corporation. Mr. Lindsay was employed by Manulife from 1976-1982. Mr. Lindsay was responsible for building the marketing organization of the Company in the Greater Vancouver area. From 1982-1989 he served as the Manager of the North American Life's (later acquired by Manulife)Vancouver office. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

PATRICK A. MCGOWAN, Chief Financial Officer, Secretary, age 65.

Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. From November 1, 2001 to the present, he has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial representatives and handles the day to day business operations of the Company. From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc., an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American Petro-Hunter including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American Petro-Hunter is currently listed on the OTCBB under the stock symbol AAPH. During the past 52 weeks, the price of common shares of AAPH has ranged from $0.25 to $0.20 per share. The current trading price of the shares $0.13 as of February 17, 2004.

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

DR. DANIEL SAVARD, Director, age 53

Dr. Daniel Savard brings more than 20 years of clinical practice and clinical research in cardiology. From 1997 to the present, Dr. Savard has been President of Medi-Recherche Inc. and Assistant-Medical Director of the Quebec Blue Cross (Canassistance, Inc.). In 2001 Dr. Savard became a member of the Board of Governors of the Quebec Blue Cross. He is also member of the Societe des Medecins Experts du Quebec and he does expertise evaluation in Cardiology mainly for Insurance companies and in civil liability . Since 2000, he his Consultant for La Regie des Rentes du Quebec. Recently, he joint Biomundis, a Canadian venture capital company in biotechnology, as medical Director.

Dr. Savard holds a doctorate degree in medicine from Faculty of Medicine of Montreal University (1971-1976) and a license of the Medical Council of Canada. He completed postdoctoral training in Internal Medicine and in Cardiology at Montreal University (1976-1980) and a 1-year fellowship in clinical and research echocardiography at Quebec Heart Institute of Laval University. He has been certified in Cardiology from the Corporation des Medecins du Quebec and from the Royal College of Physicians and Surgeons of Canada. Dr. Savard is assistant professor of Medicine at University of Montreal and practicing at Centre Hospitalier Universitaire de Montreal, Notre-Dame Hospital in Montreal. His research interests are coronary heart disease, congestive heart failure, arterial hypertension, hyperlipidemia, angiogenesis therapy in coronary heart disease, circadian cycle and ambulatory blood pressure monitoring.

Dr. Savard is highly involved in clinical research. Indeed, he participated in 65 clinical trials or which several were international multicenter studies. He has been member for several pharmaceuticals clinical advisory boards for companies such as Pfizer, Hoechst Marion Roussel, Biovail Corp, Crystaal Corp. and Aventis Pharma Inc. He is currently consultant for Biovail Corp. and for Medisys, an important Canadian Health Care Management company.

He is an active member of several associations such as: the Association des Cardiologues du Quebec ,the Association des Medecins Specialistes du Quebec and of the Societe des Medecins Experts du Quebec. Dr. Savard published more than 40 manuscripts from his research. Dr. Savard has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

TOM TROCZYNSKI, Vice President of Coatings, age 50

Dr. Troczynski joined the Company in February 2002 to assist in the development of its proprietary coating technologies and in the supervision of the Research and Development team at the University of British Columbia. Since 2001, Dr. Troczynski has been a Professor in Metals and Materials Engineering Dept. at the University of British Columbia and leads UBCeram, the largest ceramics research group in Canada. His bio-ceramics development program is focused on the development of biocompatible hydroxyapatite coatings for metallic substrates, such as implants and stents. From 1997 to 2001, Dr. Troczynski was an assistant professor at the University of British Columbia. Dr. Troczynski graduated from McMaster University in Hamilton, Ontario in Materials Science and Engineering in 1987. He has published many journal articles and other publications, as well as filed a number of patents. Dr. Troczynski has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

ARC RAJTAR, Vice President, Operations (MIVI Technologies, Inc.), age 56.

Arc Rajtar joined MIVI Technologies, Inc. the operating subsidiary of MIV Therapeutics, in February 2002. From 1999 to 2002, Mr. Rajar served as Vice President of Logistics of Netlogix Information Technologies, Inc. From 1998 to 2001 Mr. Rajtar was Corporate Quality Assurance Manager at Spectrum Signal Processing, Inc. From 1991 to 1998, he was the President of Quexx International Ltd., a management consulting company that specializes in business process engineering, business development and quality management systems for medical and electronics industries. Mr. Rajtar received a Master in Mechanical Engineering from the Technical University of Gdansk, Poland and is a Chartered Engineer with The Institution of Engineers, Australia and a Member of American Society for Quality. Mr. Rajtar has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to May 31, 2004 to each of its executive officers

                                     SUMMARY COMPENSATION TABLE

                           Annual Compensation                       Long Term Compensation

(a)                        (b)      (c)         (d)      (e)             (f)            (g)

Name and                   Year     Salary      Bonus    Other           Restricted     Securities
Principal                           ($)         ($)      Annual          Stock          Underlying/
Position                                                 Compensation    Awards         Options
                                                         ($)             ($)            (#)

Alan P. Lindsay (1)        2004     161,051     -        -               -              200,000
President, CEO             2003     138,710     -        7,700           -              400,000
and Director               2002     133,100     -        -               -              100,000

Patrick A. McGowan         2004     68,945      -        16,975          -              100,000
CFO, Executive VP          2003     58,343      -        24,000          -              250,000
Secretary and Director     2002     24,411      -        -               -              250,000

Tom Troczynksi             2004     67,556      -        -               -              100,000
Vice President of          2003     39,567      -        6,368           -              100,000
Coatings                   2002     -           -        -               -              -

Arc Rajtar                 2004     69,122      -        -               -              50,000
Vice President of          2003     64,166      -        6,898           -              -
Operations (MIVI)          2002     -           -        -               -              150,000

Daniel Savard              2004     -           -        -               -              -
Director                   2003     -           -        17,022          -              100,000
                           2002     -           -        -               -              150,000

(1) Of the $161,051 salary to Alan P. Lindsay, $147,466 has been paid and $13,585 remains accrued salary.
(a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2004.

                                  Option/SAR Grants in Last Fiscal Year

------------------- ------------------------ ------------------------ ------------------ ----------------
Name                Number of Securities     Percent of total         Exercise or Base   Expiration Date
                    Underlying Option/SAR    Option/SAR Granted in    Price
                    Granted (#)              Fiscal Year              ($/S#)
------------------- ------------------------ ------------------------ ------------------ ----------------
Alan Lindsay                   200,000                 20%                  0.30            12/16/08
------------------- ------------------------ ------------------------ ------------------ ----------------
Patrick McGowan                200,000                 20%                  0.30            12/16/08
------------------- ------------------------ ------------------------ ------------------ ----------------
Daniel Savard                     -                     -                     -                 -
------------------- ------------------------ ------------------------ ------------------ ----------------
Arc Rajtar                     50,000                  5%                   0.30            12/16/08
------------------- ------------------------ ------------------------ ------------------ ----------------

                  Aggregated Option Exercises and Option Values
                  ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2003 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of May 31, 2004.

-------------------- ------------------- ------------------- --------------------------
Name                 Shares Acquired on   Value Realized     Number of Securities
                     Exercise (#)                            Underlying Options
                                                             Exercisable/Unexercisable
-------------------- ------------------- ------------------- --------------------------
Alan Lindsay                n/a                n/a                  700,000
-------------------- ------------------- ------------------- --------------------------
Patrick McGowan             n/a                n/a                  600,000
-------------------- ------------------- ------------------- --------------------------
Tom Troczynski              n/a                n/a                  200,000
-------------------- ------------------- ------------------- --------------------------
Arc Rajtar                  n/a                n/a                  200,000
-------------------- ------------------- ------------------- --------------------------
Daniel Savard               n/a                n/a                  250,000
-------------------- ------------------- ------------------- --------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock:

         The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 45,506,790 shares outstanding at June 14, 2004.


Title of     Name and Address of               Amount of Beneficial     Percent
Class        Beneficial Owner                  Interest                 of Class

Common       Cede & Co.                        23,426,322 (1)           51%
             PO Box 222 Bowling Green Stat
             New York

(1) Shares are held electronically in the Depository Trust and Clearing Corporation by various shareholders.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at June 14, 2004. The Percentages are based on a total of 45,506,790 shares outstanding as of June 14, 2004.

Title of           Name and Address of           Amount of              Percent
Class              Beneficial Owner              Beneficial Interest    of Class

Common             Alan P. Lindsay               400,001 Shares         0.9%
                   Suite 1, 8765 Ash Street.     700,000 Options        1.5%
                   Vancouver, BC V6P 3T3

Common             Patrick A. McGowan             70,833 Shares         0.2%
                   Suite 1, 8765 Ash Street      600,000 Options        1.3%
                   Vancouver, BC V6P 3T3

                   Daniel Savard                250,000 Options         0.5%
                   Suite 1, 8765 Ash Street
                   Vancouver, BC V6P 3T3

                   Tom Troczynksi               582,953 Shares          1.3%
                   Suite 1, 8765 Ash Street     200,000 Options         0.4%
                   Vancouver, BC V6P 3T3

Common             Arc Rajtar                   0 Shares                0.0%
                   Suite 1, 8765 Ash Street     200,000 Options         0.4%
                   Vancouver, BC V6P 3T3

Total as a group                                1,053,787 Shares        1.1%
                                                1,950,000 Options       4.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2004, the Company paid or accrued $229,996 in management and consulting fees to two directors and officers of the Company.

As at May 31, 2004, $13,585 (2003 - $134,178) was due to Alan Lindsay, the Chief Executive Officer of the Company.

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

         (1)      Financial statements of MIV Therapeautics, Inc.

                                                                           Page

Independent Auditor's Report for year ended May 31, 2004...................F-2

Consolidated Balance Sheet at May 31, 2004 and 2003........................F-4

Statement of Changes in Shareholders' Equity for each of the two years in the period ended May 31, 2004.................................F-5

Consolidated Statements of Operations for each of two years in the period ended May 31, 2004..............................................F-9

Consolidated Statements of Cash Flows for each of the
two years in the period ended May 31, 2004.................................F-10



Notes to Consolidated Financial Statements.................................F-11

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation
3.2 (a)           By-laws
31.1              Section 302 Certification of CEO
31.2              Section 302 Certification of CFO
32.1              Section 906 Certification of CEO
32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
99.1(b)           Press Release dated September 22, 2003: Investrend Affilliate
                  SISM Analyst Ernest Schlotter Initiates
                  Coverage of MIV with Buy
99.2(b)           Press Release October 8, 2003: MIV to be featured on Euronews
                  TV
99.3(b)           Press Release dated October 30, 2003: MIV listed on Frankfurt
                  Stock Exchange
99.4(b)           Press Release dated November 4, 2003: MIV welcomes Dr.
                  Chocklingam
99.5(c)           Press Release dated January 20, 2004: Successful Fatigue Life
                  Test
99.6(c)           Press Release dated February 10, 2004: MIV successfully
                  completes government sponsored drug testing
99.7(c)           Press Release dated February 25, 2004: MIV R&D Team Makes
                  Impact
99.8(d)           Securities Purchase Agreement dated March 17, 2004

_______________________

         (a) Included as an Exhibit to MIV Therapeautics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

         (b) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed January 14, 2003.

         (c) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed April 14, 2004.

         (d) Included as an Exhibit to MIV Therapeautics, Inc.'s registration statement on Form SB-2/A filed April 30, 2004.

b) The following current reports on Form 8-K were filed during the year ended May 31, 2004:

On June 20, 2003, the Company filed a report on Form 8-K under Item 5, and 7 disclosing updates to the Company's Legal Proceedings an issuance of shares under a previously signed Share Exchange Agreement.

On May 17, 2004, the Company filed a report on Form 8-K under Item 5, Other Events, disclosing the Company's termination of their Joint Venture with Endovasc and completion of Financing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and in connection with statutory and regulatory filings or engagements for those fiscal years is $76,829.

Audit - Related Fees
--------------------

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant.

Tax Fees
--------

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees
--------------

No other fees were paid to the principal accountant for services other than those reported above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 29, 2004        MIV THERAPEUTICS, INC.


                              /s/ Alan P. Lindsay
                              ----------------------
                              Alan P. Lindsay
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                   Director                  August 29, 2004
------------------------
Alan P. Lindsay


/s/ Patrick McGowan                   Director                  August 29, 2004
------------------------
Patrick McGowan

         MIV THERAPEUTICS INC.
         (A development stage company)

         Consolidated Financial Statements

         May 31, 2004




         INDEX
         -----

         Report of Independent Registered Public Accounting Firm        F-2

         Consolidated Balance Sheets                                    F-4

         Consolidated Statements of Stockholders' Equity                F-5

         Consolidated Statements of Operations                          F-9

         Consolidated Statements of Cash Flows                          F-10

         Notes to Consolidated Financial Statements                     F-11

MOORE STEPHENS ELLIS FOSTER LTD.
 CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
Website:  www.ellisfoster.com

--------------------------------------------------------------------------------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MIV THERAPEUTICS INC.
(A development stage company)

We have audited the consolidated balance sheet of MIV THERAPEUTICS INC. (a development stage company) ("the Company") as at May 31, 2004 and the related consolidated statements of stockholders' equity, operations and cash flows for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from January 20, 1999 (inception) to May 31, 2003 in the statements of stockholders' equity, operations and cash flows, which were audited by other auditors whose report, dated July 29, 2003, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from January 20, 1999 (inception) to May 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on January 20, 1999 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 2 to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
July 7, 2004                                        Chartered Accountants

--------------------------------------------------------------------------------
MSAN INDEPENDENTLY OWNED AND OPERATED MEMBER OF MOORE STEPHENS NORTH AMERICA, INC. MEMBERS IN PRINCIPAL CITIES THROUGHOUT NORTH AMERICA. MOORE STEPHENS NORTH AMERICA, INC. IS A MEMBER OF MOORE STEPHENS INTERNATIONAL LIMITED, MEMBERS IN PRINCIPAL CITIES THROUGHOUT THE WORLD.

                                                         [MORGAN & COMPANY LOGO]


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



Vancouver, Canada                                         "Morgan & Company"
July 29, 2003                                           Chartered Accountants


Tel: (604) 687-5841                               P.O. Box 10007  Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                      Vancouver, B.C.  V7Y 1A1

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                                           2004                2003
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $     2,034,530      $        11,614
  Other receivable                                                           13,336              165,485
  Prepaid expenses and deposits                                             254,659               46,819
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      2,302,525              223,918

INVESTMENT, at cost (Note 4)                                                     --               50,000

PROPERTY AND EQUIPMENT, net (Note 7)                                        177,549              312,179
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $     2,480,074      $       586,097
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                  $       170,871      $       448,959
  Due to related parties (Note 9)                                            13,585              136,983
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                   184,456              585,942

LOAN PAYABLE (Note 5)                                                            --              500,000
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                           184,456            1,085,942
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 8)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         40,092,993 common shares at May 31, 2004 and
         24,577,047 common shares at May 31, 2003                            40,093               24,577

ADDITIONAL PAID-IN CAPITAL                                               15,040,147            9,403,308

WARRANTS                                                                  2,992,095            2,093,760

DEFERRED COMPENSATION                                                      (190,375)             (48,649)

COMMON STOCK ISSUABLE                                                            --               31,244

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                        (15,424,227)         (11,952,336)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                     (162,115)             (51,749)
---------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                   2,295,618             (499,845)
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     2,480,074      $       586,097
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   F-4

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                    Other     Deficit
                                                                                                   Compre-  Accumulated    Total
                                       Common Stock     Additional             Deferred  Common    hensive    During       Stock-
                                  --------------------   Paid-in               Compen-   Stock     Income   Development   holders'
                                     Shares    Amount    Capital    Warrants   sation   Issuable   (Loss)     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, January 20, 1999                 --  $    --  $       --  $     --  $     --   $     --  $  --   $        --   $        --
Issuance of common stock for
  cash                            12,217,140   12,217     920,826        --        --         --     --            --       933,043
Common shares issuable
  pursuant to anti-dilution
  provision                               --       --          --        --        --     45,676     --            --        45,676
Comprehensive income (loss)
  Loss for the period                     --       --          --        --        --         --     --      (179,544)     (179,544)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999             12,217,140   12,217     920,826        --        --     45,676     --      (179,544)      799,175
Issuance of common stock:                 --
- for cash                           828,350      828     435,598   257,794        --         --     --            --       694,220
- for services                       420,000      420     287,700        --        --         --     --            --       288,120
- for settlement of agreement         99,500      100      68,157        --        --         --     --            --        68,257
Common shares issuable
  pursuant to anti-dilution
  provision                               --       --          --        --        --    210,487     --            --       210,487
Subscriptions received                    --       --          --        --        --    249,800     --            --       249,800
Stock options granted                     --       --      54,600        --   (54,600)        --     --            --            --
Amortization of stock-based
  compensation                            --       --          --        --    23,780         --     --            --        23,780
Comprehensive income (loss)
  Loss for the year                       --       --          --        --        --         --     --    (1,602,492)   (1,602,492)
Foreign currency translation
  adjustment                              --       --          --        --        --         --   (731)           --          (731)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000             13,564,990   13,565   1,766,881   257,794   (30,820)   505,963   (731)   (1,782,036)      730,616
------------------------------------------------------------------------------------------------------------------------------------

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                    Other     Deficit
                                                                                                   Compre-  Accumulated    Total
                                       Common Stock     Additional             Deferred  Common    hensive    During       Stock-
                                  --------------------   Paid-in               Compen-   Stock     Income   Development   holders'
                                     Shares    Amount    Capital    Warrants   sation   Issuable   (Loss)     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, May 31,
  2000                13,564,990  $ 13,565  $  1,766,881  $   257,794  $ (30,820) $   505,963  $    (731) $ (1,782,036) $   730,616
Issuance of common
  stock:
- for cash             1,865,000     1,865     1,119,743      540,492         --           --         --            --    1,662,100
- for settlement of
    agreement             62,000        62        42,470           --         --           --         --            --       42,532
- for conversion of
    subscription
    receivable           269,800       270       164,813       84,717         --     (249,800)        --            --           --
Common shares issuable        --        --            --           --         --       53,100         --            --       53,100
Subscriptions received        --        --            --           --         --       57,825         --            --       57,825
Stock options granted         --        --       112,600           --         --           --         --            --      112,600
Common shares issuable
  pursuant to anti-
  dilution provision          --        --            --           --         --       25,147         --            --       25,147
Amortization of stock-
  based compensation          --        --            --           --     20,183           --         --            --       20,183
Beneficial conversion
  on related party
  loan                        --        --       850,000           --         --           --         --            --      850,000
Comprehensive income
  (loss)
    Loss for the year         --        --            --           --         --           --         --    (3,911,601)  (3,911,601)
Foreign currency
  translation
  adjustment                  --        --            --           --         --           --     30,027            --       30,027
------------------------------------------------------------------------------------------------------------------------------------
Balance prior to
  recapitalization    15,761,790    15,762     4,056,507      883,003    (10,637)     392,235     29,296    (5,693,637)    (327,471)
Minority interest
  of M-I Vascular
  Innovations, Inc.   (6,751,790)   (6,752)   (1,792,374)    (113,776)        --     (392,235)        --     1,744,526     (560,611)
------------------------------------------------------------------------------------------------------------------------------------

Total relating to
  final M-I Vascular
  Innovations, Inc.,
  May 15, 2001         9,010,000     9,010     2,264,133      769,227    (10,637)          --     29,296    (3,949,111)    (888,082)
DBS Holdings, Inc.
  (MIV Therapeutics,
  Inc.) shareholders
  at May 15, 2001     11,085,500    11,086       150,104           --         --           --         --      (193,910)     (32,720)
Share redemption
  pursuant to share
  exchange and
  financial
  agreement           (5,500,000)   (5,500)     (150,104)          --         --           --         --       (64,396)    (220,000)
Subscriptions
  received                    --        --            --           --         --    1,070,000         --            --    1,070,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2001                14,595,500    14,596     2,264,133      769,227    (10,637)   1,070,000     29,296    (4,207,417)     (70,802)
------------------------------------------------------------------------------------------------------------------------------------




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                    Other     Deficit
                                                                                                   Compre-  Accumulated    Total
                                       Common Stock     Additional             Deferred  Common    hensive    During       Stock-
                                  --------------------   Paid-in               Compen-   Stock     Income   Development   holders'
                                     Shares    Amount    Capital    Warrants   sation   Issuable   (Loss)     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2001                14,595,500  $ 14,596  $  2,264,133  $   769,227  $ (10,637) $ 1,070,000  $  29,296  $ (4,207,417) $   (70,802)
Issuance of cmmon
  stock:
- for subscription
    eceived              713,333       713     1,015,110       54,177         --   (1,070,000)        --            --           --
- for cash                35,000        35        51,774          691         --           --         --            --       52,500
- for settlement of
    related party
    loan               1,133,333     1,133       522,599      326,268         --           --         --            --      850,000
- for finders' fees      113,334       113       236,755           --         --           --         --            --      236,868
- for services
    rendered              75,000        75       164,925           --         --           --         --            --      165,000
Stock option granted          --        --     2,552,073           --   (322,439)          --         --            --    2,229,634
Expiration of warrants        --        --        54,868      (54,868)        --           --         --            --           --
Amortization of stock-
  based compensation          --        --            --           --    248,331           --         --            --      248,331
Subscriptions received        --        --            --           --         --      256,066         --            --      256,066
Comprehensive income
  (loss)
    Loss for the year         --        --            --           --         --           --         --    (3,929,466)  (3,929,466)
Foreign currency
  translation
  adjustment                  --        --            --           --         --           --    (56,211)           --      (56,211)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2002                16,665,500    16,665     6,862,237    1,095,495    (84,745)     256,066    (26,915)   (8,136,883)     (18,080)
Issuance of common
  stock:
- for cash             2,452,523     2,453       649,251      243,054         --           --         --            --      894,758
- for services
    rendered           1,789,777     1,790       538,251           --    (13,333)          --         --            --      526,708
- for license fee        750,000       750       186,750       61,927         --           --         --            --      249,427
- for subscriptions
    received             640,165       640       193,499           --         --     (256,066)        --            --      (61,927)
- for settlement of
    debt                 235,294       235       110,600           --         --           --         --            --      110,835
- in exchange of MI
    shares             2,043,788     2,044       639,299           --         --           --         --      (642,042)        (699)
Stock option granted          --        --       257,032           --     (5,975)          --         --            --      251,057
Subscriptions received        --        --            --           --         --       31,244         --            --       31,244
Warrants issued for
  services                    --        --            --      659,673    (29,341)          --         --            --      630,332
M-I warrants exchanged        --        --       (33,611)      33,611         --           --         --            --           --
Amortization of stock-
  based compensation          --        --            --           --     84,745           --         --            --       84,745
Foreign currency
  translation
  adjustment                  --        --            --           --         --           --    (24,834)           --      (24,834)
Loss for the year             --        --            --           --         --           --         --    (3,173,411)  (3,173,411)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2003                24,577,047    24,577     9,403,308    2,093,760    (48,649)      31,244    (51,749)  (11,952,336)    (499,845)
------------------------------------------------------------------------------------------------------------------------------------




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                    Other     Deficit
                                                                                                   Compre-  Accumulated    Total
                                       Common Stock     Additional             Deferred  Common    hensive    During       Stock-
                                  --------------------   Paid-in               Compen-   Stock     Income   Development   holders'
                                     Shares    Amount    Capital    Warrants   sation   Issuable   (Loss)     Stage       Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2003                24,577,047  $ 24,577  $  9,403,308  $ 2,093,760  $ (48,649) $    31,244  $ (51,749) $(11,952,336) $  (499,845)
Issuance of common
  stock:
- for private
    placements
    and subscrip-
    tions              9,423,079     9,423     1,531,890    2,026,549         --      (31,244)        --            --    3,536,618
- for services         2,394,456     2,395     1,145,731           --   (525,750)          --         --            --      622,376
- for settlement
    of debt              100,000       100        11,900           --         --           --         --            --       12,000
- in exchange of MI
    shares             1,398,411     1,398       502,030           --         --           --         --            --      503,428
- for warrants
    exercised          2,100,000     2,100       960,637     (551,737)        --           --         --            --      411,000
- for options
    exercised            100,000       100        33,400           --         --           --         --            --       33,500
Stock option granted
  to consultants              --        --        59,976           --         --           --         --            --       59,976
Issued warrants for
  services                    --        --            --      814,798   (505,938)          --         --            --      308,860
Warrants expired              --        --     1,391,275   (1,391,275)        --           --         --            --           --
Amortization of
  deferred
  compensation                --        --            --           --    889,962           --         --            --      889,962
Foreign currency
  translation
  adjustment                  --        --            --           --         --           --   (110,366)           --     (110,366)
Loss for the year             --        --            --           --         --           --         --    (3,471,891)  (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31,
  2004                40,092,993    40,093    15,040,147    2,992,095   (190,375)          --   (162,115)  (15,424,227)   2,295,618
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-8

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------
                                               Cumulated
                                                 from
                                               inception
                                              (January 20
                                               1999) to
                                                May 31
                                                 2004                2004              2003
------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 12)         $  8,083,955      $  2,590,779      $  1,762,692
  Stock-based compensation                        3,486,641            59,976            84,745
  Research and development                        3,398,539           709,003           682,015
  Depreciation                                      578,289           146,783           151,850
  Interest expense                                  879,683             3,876            22,603
  Licenses acquired charged to operations           479,780                --           479,780
------------------------------------------------------------------------------------------------

                                                 16,906,887         3,510,417         3,183,685
------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                            (16,906,887)       (3,510,417)       (3,183,685)

IMPAIRMENT OF INTANGIBLE ASSET                     (503,428)         (503,428)               --

GAIN ON EXTINGUISHMENT OF DEBT                      462,249           462,249                --

INTEREST INCOME                                      49,767                --                --

GAIN ON FOREIGN EXCHANGE                             68,585            79,705             9,576
------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST      (16,829,714)       (3,471,891)       (3,174,109)

MINORITY INTEREST SHARE OF LOSS                   1,663,794                --               699
------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                          $(15,165,920)     $ (3,471,891)     $ (3,173,410)
================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                            $      (0.11)     $      (0.17)
================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                              31,024,826        19,198,962
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              F-9


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------
                                                              Cumulated
                                                                from
                                                              inception
                                                             (January 20
                                                              1999) to
                                                               May 31
                                                                2004                2004              2003
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                      $(15,165,920)     $ (3,471,891)     $ (3,173,410)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                  4,653,587           949,938            84,745
    - stock issued for other than cash                          2,689,643           943,235         1,595,597
    - interest expense on related party loan                      850,000                --                --
    - depreciation                                                578,289           146,783           151,850
    - leasehold improvements written down                          13,300                --                --
    - intangible assets impairment                                653,428           503,428           150,000
    - gain on extinguishment of debt                             (462,249)         (462,249)               --
    - provision for bad debt                                      160,000           160,000                --
    - minority interest                                        (1,663,794)               --              (699)
  Changes in non-cash working capital items:
    - other receivable                                           (173,587)           (7,946)           (1,602)
    - prepaid expenses and deposits                              (255,217)         (207,719)          (24,885)
    - accounts payable                                            193,725          (279,851)         (112,604)
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                          (7,928,795)       (1,726,272)       (1,331,008)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                             8,532,018         3,981,118           894,758
  Due to related parties                                          863,585          (123,398)          (27,151)
  Cash acquired in reverse acquisition                             13,824                --                --
  Subscriptions received                                        1,357,310                --            31,244
  Common stock redemption                                        (120,000)               --                --
  Loan payable                                                    500,000                --           500,000
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      11,146,737         3,857,720         1,398,851
--------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                         (200,000)               --                --
  Purchase of plant and equipment                                (778,981)          (17,078)          (35,931)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (978,981)          (17,078)          (35,931)
--------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                  (204,431)          (91,454)          (24,834)
--------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                           2,034,530         2,022,916             7,078
CASH AND CASH EQUIVALENTS, beginning of year                           --            11,614             4,536
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                       $  2,034,530      $  2,034,530      $     11,614
==============================================================================================================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
  Debt settlement                                                              $    474,249      $    110,835
  Shares issued for service                                                       1,148,125           540,041
  Warrants issued for service                                                       814,798           659,673
  Subscriptions received                                                                 --          (256,066)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                     F-10

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       ORGANIZATION AND NATURE OF OPERATIONS

         MIV Therapeutics Inc. (the "Company") is a development stage company involved in the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

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

         As the Company was a non-operating public company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of the Company. On May 15, 2001, the Company had total assets of $13,824 and total liabilities of $46,544. As the total liabilities exceeded total assets by $32,720, the excess of liabilities over assets over the par value of the stock related to the Company's shareholders was charged to deficit as if a distribution was made to the Company's shareholders. As 43% of the M-I shareholders did not tender their shares in the combination, those interests represent a minority interest in the legal subsidiary. Accordingly, 6,751,790 common shares related to the minority interest were removed from the number of shares outstanding as at May 15, 2001 along with the par value value of such shares, a pro-rate amount from additional paid-in capital and, as the Company has a shareholders' deficiency, an amount from deficit to the extent of the amount removed from common stock and additional paid-in capital. In addition, shares issuable to certain subscribers were reflected as a minority interest. Any such offer will be accounted for as a step purchase.

         Pursuant to the terms of the Agreement, warrants held by shareholders who agreed to exchange their common shares for the Company's common shares were deemed to be exchanged for warrants in the Company. The value of warrants held by shareholders who did not agree to exchange their shares was allocated to minority interest. In addition, the value of compensatory stock options issued by the Company to employees and other non-shareholders and the value relating to common shares issuable in M-I have also been allocated to minority interest.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       ORGANIZATION AND NATURE OF OPERATIONS (continued)

         In connection with the Agreement, the Company issued 2,043,788 common shares during the year ended May 31, 2003. The shares of the Company were exchanged on a one-for-one basis for share of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

         In fiscal year ended May 31, 2004, the Company issued 1,398,411 common shares in exchange on a one-for-one basis for shares of M-I. The exchange was accounted for using the step purchase method and accordingly the purchase price of $503,428, being the fair market value of the Company's shares at the time of exchange, was allocated to intangible assets - undergo research and development as the fair value of net assets acquired in the above noted share exchange was nil.

         In accordance with SFAS No. 142, the research and development arising from the share for share exchange has been written down to nil at year end as the future benefit of the research and development can not be determined at its current stage. (note 3n).

2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $15,165,920 as of May 31, 2004. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financials statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principle of Consolidation

                  The accompanying consolidated financial statements include the accounts of MIV Therapeutics Inc. (incorporated in Nevada,
                  USA), 90% of M-I Vascular Innovations, Inc. (incorporated in Delaware, USA), and its wholly-owned subsidiary, MIVI Technologies, Inc. (incorporated in Yukon, Canada). All significant inter-company transactions and balances have been eliminated.

         (b)      Basis of Presentation

                  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         (c)      Development Stage

                  The Company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.

         (d)      Property and Equipment

                  Property and equipment are recorded at cost and amortized as follows:

                       Furniture and fixtures        5 years straight-line basis
                       Computer equipment            3 years straight-line basis
                       Laboratory equipment          5 years straight-line basis
                       Leasehold improvements        Over term of lease

         (e)      Research and Development Costs

                  Expenditures for research and development are expensed in the period incurred.

         (f)      Income Taxes

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109, "ACCOUNTING FOR INCOME TAXES". Under SFAS No 109, differed income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (g)      Foreign Currency Translation

                  The Company's subsidiary's operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiary have been translated using the current method whereby the assets and liabilities are translated at the year-end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity.

         (h)      Financial Instruments and Concentration of Credit Risk

                  Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

                  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and amount due to and from related parties approximate their fair value because of the short-term nature of these instruments.

                  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

         (i)      Earnings (Loss) Per Share

                  Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No 128, "EARNINGS PER SHARE." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (j)      Stock-Based Compensation

                  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The company has elected to remain on its current method of accounting as described above, and has adopted the PRO FORMA disclosure requirements of SFAS No. 123.

         (k)      Comprehensive Loss

                  Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders. The Company's comprehensive loss consists solely of net losses and foreign currency translation adjustment for the year.

         (l)      Cash and Cash Equivalents

                  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As at May 31, 2004, the Company had deposits of $1,974,530 beyond the insured amount.

         (m)      Long-Lived Assets

                  Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (n)      Intangible Assets

                  Effective June 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement requires that goodwill with an indefinite life are not amortized. Goodwill will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

         (o)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

         (p)      Reclassification

                  Certain prior period amounts have been reclassified to conform to the current period presentation.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (q)      Recent Accounting Pronouncements

                  The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

                  In January 2003, the FASB released FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 requires that all primary beneficiaries of variable interest entities consolidate that entity. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company did not create a variable interest entity after January 31, 2003 and does not have a variable interest entity as May 31, 2004. The Company expects that the full adoption of FIN 46R in 2004 will not have a material impact on the Company's financial position or results of operations.

                  In May 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's financial statements.

                  In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

         (q)      Recent Accounting Pronouncements (continued)

                  In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS." SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15,2 004. The adoption of SFAS 132(R) does not have an impact on the Company's financial position or results of operations.

                  In a December 11, 2003 speech at the American Institute of Certified Public Accountants the Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore should be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The adoption of SAB No. 105 does not have an impact on the Company's financial statements.

4.       INVESTMENT

         The investment represented 1,200,000 class A common share of Endovasc Ltd. and was disposed of for the settlement of a loan payable in fiscal year 2004 (see Note 5).

5.       LOAN PAYABLE

         The loan payable was secured by the investment in 1,200,000 class A common shares of Endovasc Ltd. The loan, bearing interest equal to the London Interbank offered rate plus 1% per annum, was repayable on December 30, 2005. Interest was payable semi-annually commencing on June 2, 2003.

         During the fiscal year 2004, the Company defaulted on the loan and the investment held as collateral was disposed of. As a result of a court order granted by the Supreme Court of British Columbia, the loan was deemed repaid in full and the Company recognized a gain on the settlement of debt totalling $462,249.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.       LICENSES

         (a) On May 17, 2002, the Company entered into a license agreement with Endovasc Ltd., Inc., which provides the Company with the exclusive license to use the technology known as "PRO stent" and "Liprostin/PRO stent", for consideration of $2,200,000. On May 23, 2003, the agreement was terminated. Cash payments totalling $342,280 had been made as at that date, of which $50,000 was allocated to investment in 1,000,000 Class A common shares of Endovac Ltd. Inc. acquired.

                  During the year ended May 31, 2003, the Company recognized an impairment loss of $292,280.

         (b) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the right to use, develop and sublicense coating technology for stents.

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

         (c) On March 15, 2004, the Company entered into a collaborative research agreement with the UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments will be made to UBC for the continuation of the research program, estimated to be approximately CDN$220,800. As at May 31, 2004, the Company has paid CDN$50,000 and expensed to research and development.

7.       PROPERTY AND EQUIPMENT

                                                          2004                          2003
                                    ----------------------------------------------  ------------
                                                    Accumulated       Net book        Net book
                                         Cost       Amortization        value          value
         -------------------------------------------------------------------------  ------------
         Furniture and fixtures     $    39,405     $    30,654     $     8,751     $    19,179
         Computer equipment             101,858          98,881           2,977           1,129
         Laboratory equipment           573,378         409,456         163,922         275,203
         Leasehold improvements          49,158          47,259           1,899          16,668
         -------------------------------------------------------------------------  ------------
                                    $   763,799     $   586,250     $   177,549     $   312,179
         =========================================================================  ============

                                                F-19

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the fiscal year ended May 31, 2004, a total of 586,203 Regulation S stock have been issued at a price range from $0.56 to $1.01 per share of which 426,203 was issued for cash for total net proceeds of $207,721 (net of agent's fees of 55,107 Regulation S stocks). 100,000 shares were issued to a consultant for services and 50,000 shares were issued as a loan as security for non-paid commissions.

                  (ii) On June 18, 2003, the Company issued 1,398,411 common shares in connection with the M-I share exchange agreement. The shares of the Company were exchanged on a one for one basis (see Note 1).

                  (iii) On June 26, 2003, the Company issued 657,592 Units, where 572,592 Units were at a price of $0.20 per Unit and 85,000 Units at $0.25 per Unit for total proceeds of $135,768. An additional 40,000 Units were issued as a finder's fee. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $92,312 was allocated to the common shares and $43,456 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until June 26, 2004.

                  (iv) On August 28, 2003, the Company issued 50,000 Units at a price of $0.20 per Unit for proceeds of $10,000. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $6,726 was allocated to the common shares and $3,274 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until August 28, 2004.

                  (v) On November 5, 2003, the Company issued 1,000,000 Units at a price of $0.35 per Unit for proceeds of $350,000. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $217,997 was allocated to the common shares and $132,003 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.75 until November 5, 2004, and thereafter for $1.00 until November 5, 2005.

                  (vi) On January 14, 2004, the Company issued 71,429 Units at a price of $0.35 per Unit for proceeds of $25,000. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $14,356 was allocated to the common shares and $10,644 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.60 for a period of six months from the date of subscription, and thereafter for $0.75 for the next six months.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (vii) On January 14, 2004, the Company issued 182,143 Units at a price of $0.35 per Unit for proceeds of $63,750. An additional 5,714 Units were issued as a finder's fee. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $40,806 was allocated to the common shares and $22,944 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.60 for a period of six months from the date of subscription, and thereafter for $0.75 for the next six months.

                  (viii) On February 23, 2004, the Company issued 100,000 Units at a price of $0.35 per Unit for proceeds of $35,000. An additional 10,000 Units were issued as a finder's fee. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $24,608 was allocated to the common shares and $10,392 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.60 until August 1, 2004, and thereafter for $0.75 until February 1, 2005.

                  (ix) On February 23, 2004, the Company issued 120,000 Units at a price of $0.35 per Unit for proceeds of $42,000. Each Unit consists of one common share and one non-transferable stock purchase warrant. Of the total consideration, $29,530 was allocated to the common shares and $12,470 was allocated to the warrants. Each warrant entitles the holder to purchase one common share of the Company for $0.60 until August 6, 2004, and thereafter for $0.75 until February 6, 2005.

                  (x) On March 18, 2004 and April 23, 2004, the Company issued 5,194,444 and 1,555,554 Units, respectively, at a price of $0.45 per Unit for net proceeds of $2,311,723. Each Unit consists of one common share, one Series "A" and one Series "B" stock purchase warrants. One Series "A" share purchase warrants entitles the holder to acquire one-half of one common share (for a total of 3,374,999 shares) at a price $0.66 per share up to five years from date of issue. One Series "B" stock purchase warrants entitles the holder to acquire one-half of one common share (for a total of 3,374,999 shares) at a price of $0.66 per share up to six months from date of registration, and to acquire one-quarter of one common share (for a total of 1,687,498 shares) at a price of $0.75 per share up to six months from date of registration.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                           In consideration for completing the financing, the Company paid the Agent a cash commission of $338,876 (which is equal to 10% of the total proceeds including expenses) and issued 674,997 Agents Warrants Series "C", entitling the holder to acquire one common share at a price of $0.66 per share up to 5 years from the date of issue. The estimated fair value of the Agents Warrants was $386,900.

                           Of the net proceeds, $777,184 was allocated to the common shares and $1,534,539 was allocated to the warrants.

                  (xi) During the year ended May 31, 2004, the Company issued an aggregate of 2,394,456 common shares for consulting, business development, legal services and research and development for a total value of $1,148,125.

                  (xii) On July 11, 2003, the Company issued 100,000 common shares to a consultant in compliance with the Settlement Agreement dated June 5, 2003 for $12,000.

                  (xiii) On July 11, 2003, the Company issued 50,000 common shares to a former consultant of the Company for stock options exercised at a price of $0.17 per share, for total proceeds of $8,500.

                  (xiv) On March 18, 2004, the Company issued 50,000 common shares to a former director of the Company for stock options exercised at a price of $0.50 per share, for total proceeds of $25,000.

                  (xv) On various dates from June to July 2003, the Company issued 1,000,000 shares pursuant to an exercise of stock purchase warrants at a price of $0.40 per share, for total proceeds of $400,000.

                  (xvi) On May 7, 2004, the Company issued 500,000 common shares to an officer of the Company pursuant to an exercise of stock purchase warrants for total proceeds of $5,000 for acquisition of technology.

                  (xvii) On May 14, 2004, the Company issued 600,000 common shares to a former consultant pursuant to an exercise of stock purchase warrants for total proceeds of $6,000 for services rendered in 2002 and 2003.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                                      Weighted
                                                                                                      Average
                                                                                Number of Shares   Exercise price
                                                                                ----------------  ---------------
                   Balance, May 31, 2002                                              3,693,333             0.75

                   Issued - private placement                                         3,092,688             0.75
                   Issued - services rendered                                         3,550,000             0.36
                   Issued - share exchange agreement                                    381,800             0.75
                                                                                ----------------  ---------------

                   Balance, May 31, 2003                                             10,717,821             0.62

                   Issued - private placement                                         2,181,164             0.75
                   Issued - finders' fees                                                55,714             0.60
                   Issued - services rendered                                         3,375,000             0.40
                   Extended                                                             381,800             0.75
                   Exercised                                                         (2,100,000)           (0.20)
                   Expired                                                           (5,225,050)           (0.75)
                                                                                ----------------  ---------------

                   Balance, May 31, 2004                                              9,386,449             0.60
                                                                                ================  ===============

                  During the year ended May 31, 2004, the Company issued 3,375,000 warrants, with exercise prices ranging from $0.01 to $0.75 per share, to various consultants for services rendered to the Company. These warrants had a fair value of $814,798.

                  During the year ended May 31, 2004, the board of directors approved an extension to the expiry date for 381,800 warrants outstanding from April 30, 2004 to April 30, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. Stock options granted generally vest over a period of two years.

                  In fiscal year 2004, the Company granted an aggregate of 995,000 stock options; 795,000 to employees/directors of the Company and 200,000 to consultants. Each option entitles its holder to acquire one common share of the Company between $0.30 and $0.50 per share, being vested immediately and expires five years from date of grant.

                  The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions for options granted:

                                                             2004         2003
                                                             ----         ----

                           Risk-free interest rate            5.25%       5.25%
                           Expected life (in years)         5 years     3 years
                           Expected volatility              136.11%        195%

                  Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models do not necessarily provide reliable measure of the fair value of the Company's stock options.

                  Compensation cost related to the stock options granted to consultants during the year ended May 31, 2004 was charged to operations at their fair value of $53,276 (2003 - $251,057).

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  A summary of the weighted average fair value of stock options granted during the year ended May 31, 2004 is as follows:

                  ---------------------------------------------------------- -------------- -------------
                                                                                   Weighted      Weighted
                                                                                    Average       Average
                                                                                   Exercise          Fair
                                                                                      Price         Value
                  ---------------------------------------------------------- -------------- -------------
                  Exercise price equals market price at grant date:                $ 0.40        $ 0.40

                  Exercise price greater than market price at grant date:          $ 0.50        $ 0.31

                  Exercise price less than market price at grant date:             $ 0.30        $ 0.31
                  ========================================================== ============== =============

                  Summary of employee stock options information for the year ended May 31, 2004 is as follows:

                  ------------------------------------------------- ------------------- -----------------
                                                                                                Weighted
                                                                                                 Average
                                                                                                Exercise
                                                                              Shares               Price
                  ------------------------------------------------- ------------------- -----------------
                  Options outstanding, May 31, 2002                        3,575,000              $0.68

                  Options granted                                          1,290,000               0.43
                  Options cancelled                                         (690,000)              1.07
                  ------------------------------------------------- ------------------- -----------------

                  Options outstanding, May 31, 2003                        4,175,000               0.53

                  Options granted                                            995,000               0.35
                  Options exercised                                         (100,000)             (0.335)
                  Options cancelled                                         (565,000)             (0.742)
                  Options expired                                           (250,000)             (0.668)
                  ------------------------------------------------- ------------------- -----------------

                  Options outstanding, May 31, 2004                        4,255,000               0.47
                  ================================================= =================== =================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  The following summarizes information about the stock options outstanding at May 31, 2004:

                                  Options Outstanding and exercisable
                           -------------------------------------------------
                                                                Weighted
                                                                Average
                                                  Number        Remaining
                              Exercise              Of         Contractual
                               Price              Shares       Life (Years)
                           ---------------- --------------- ----------------

                           $      0.17            900,000          2.95
                                  0.21            500,000          3.89
                                  0.30            670,000          4.45
                                  0.40            125,000          4.95
                                  0.50            550,000          3.28
                                  0.55            650,000          3.50
                                  1.00            860,000          1.74
                           ---------------- --------------- ----------------

                           $      0.47          4,255,000          3.24
                           ================ =============== ================

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  --------------------------------------------------------- -------------------- -------------------
                                                                                    2004                 2003
                  --------------------------------------------------------- -------------------- -------------------
                  Net loss, as reported                                        $   (3,471,891)       $  (3,173,410)
                    Add: Stock-based employee compensation expense
                    included in reported net income, net of related tax
                    effects                                                             6,700                    -

                    Deduct: Total stock-based employee compensation
                    expense determined under fair value based method for
                    all awards, net of related tax effects                           (226,962)            (168,437)
                  --------------------------------------------------------- -------------------- -------------------

                  Pro-forma loss for the year                                      ($3,251,629)       $  (3,341,847)
                  ========================================================= ==================== ===================

                  Pro-forma basic and diluted loss per share                          (0.10)               (0.17)
                  ========================================================= ==================== ===================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

         (a) During the year ended May 31, 2004, the Company paid or accrued $229,996 of management and consulting fees to two directors and officers of the Company.

         (b)      As at May 31, 2004, an amount of $13,585 (2003 - $134,178) was due to the Chief Executive Officer of the Company.

10.      INCOME TAXES

         The Company is subject to income taxes in the United States of America while its subsidiary is subject to income taxes in Canada. US federal net operating loss carryforwards of $9,490,000, if not utilized to offset taxable income in future periods, expire between 2021 and 2024, Canadian net operating loss carryforwards of $3,090,000, if not utilized to offset taxable income in future periods, expire between the years 2008 and 2014.

         Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2004 and 2003:

                                                                            2004            2003
                                                                       -----------------------------
          Income tax benefit at statutory rate                         $(1,156,000)     $(1,117,000)
          Certain non-deductible expenses                                  140,000          108,000
          Change in valuation allowance                                  1,016,000        1,009,000
                                                                       -----------------------------

                                                                       $        --      $        --
                                                                       =============================

         The Company's total deferred tax asset is as follows:

                                                                            2004            2003
                                                                       -----------------------------
          Tax benefit relating to net operating loss carryforwards
                                                                       $ 4,402,000      $ 3,409,000
          Plant and equipment                                              151,000          151,000
          Valuation allowance                                           (4,553,000)      (3,560,000)
                                                                       -----------------------------

                                                                       $        --      $        --
                                                                       =============================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENT LIABILITIES


         (a) The Company has obligations under a long-term premises lease for a period of five years from November 1, 2000. The future minimum rent payments are as follows:

                  2005                                         $       120,300
                  2006                                                  50,125
                  -------------------------------------------  ----------------

                                                               $       170,425
                  ===========================================  ================

         (b) The Company placed 6,000,000 common stock to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S Offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. Up to a maximum of 10,000,000 Regulation S stocks of the Company will be offered through the Exchange at a price of $0.50 to non-U.S. persons only. The trustee will receive a fee of 3% of the total value of the stocks held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering is sold. The stocks may only be traded on German stock exchanges pursuant to Regulation S.

                  As at May 31, 2004, 5,413,797 Regulation S stocks are held in trust by the financial custodian.

         (c) During the fiscal year 2004, the Company entered into a consulting agreement where the Company will:

         (a) pay a finder's fee of 25% of the capital raised through the sale of Regulation S stock;

         (b)      issue 100,000 Regulation S stock (issued); and

         (c) loan 50,000 Regulation S stock as security for future non-paid commissions (issued).

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENT LIABILITIES (continued)

         (d) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

                  The Statement of Claim arising from a Settlement Agreement, dated September 14, 2001, seeks the exchange of 3,192,399 shares of the Company for 3,192,399 shares in the capital of the Company's subsidiary or, alternatively, damages and costs.

                  The Company and Vascular attended a court hearing in chambers on April 16, 17 and 25, 2003 on a summary trial application by the Plaintiff for an Order for a declaration of specific performance that the Plaintiff is entitled to an exchange of 3,192,399 common shares of Vascular for 3,192,399 common shares of the Company pursuant to the Settlement Agreement entered into on September 14, 2001. The Plaintiff was granted the relief he sought at the summary trial and the Company was ordered to perform the share exchange. The Company has appealed the decision to the British Columbia Court of Appeal and the appeal hearing has been set on September 7, 2004.

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

                  Management currently believes that it will be successful in defending against the claims. However, if the Company is unsuccessful in its defense, it could be required to issue 3,192,399 common shares to the claimant.

                  The outcome of this contingency cannot be determined at this time.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.      COMMITMENTS AND CONTINGENT LIABILITIES (continued)

         (e) On February 16, 2004, the Company received a letter from a creditor's legal counsel demanding payment of alleged consulting fees in arrears. Furthermore, the creditor claimed that the consulting agreement was terminated without cause and the Company is liable for an additional Cdn$330,000 in fees relating to the consulting agreement. The Company has counter-offered to settle the current outstanding balance in accounts payable and to negate all other claims. The outcome of this contingent liability cannot be determined at this time.

         (f) In fiscal year 2004, the Company wrote off $112,348 of accounts payable and accrued liabilities. In management's opinion, it has been determined that these amounts do not represent valid liabilities as they have been long outstanding and no claims for them have been received for more than two years. Until such unlikely time a claim is put forward for these amounts, the Company has written them off.

12.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                         2004             2003
                                                                    ------------------------------
         Legal                                                       $   146,311      $   238,490
         Public relations, financing and corporate development           772,493          205,551
         Management fees                                                 229,996          228,760
         Consulting                                                      856,692          744,814
         Bad debt                                                        160,000               --
         Operating expenses                                              425,287          345,077
                                                                    ------------------------------

                                                                     $ 2,590,779      $ 1,762,692
                                                                    ==============================

                                               F-30

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

13.      SUBSEQUENT EVENTS

         (a) On June 3, 2004, the Company issued 11,295 common shares at a value of $5,873 for advanced scientific research consulting services.

         (b) On June 9, 2004, the Company issued 10,000 units at a value of $0.35 per unit as finder's fee for a subscription received on February 6, 2004. Each unit consists of one common share and one non-transferable share purchase warrant to purchase an additional share for $0.60 until August 1, 2004, and thereafter for $0.75 until February 1, 2005.

         (c) On July 6, 2004, the Company issued 16,756 common shares at a value of $6,032 for advanced scientific research consulting services.

         (d) On July 13, 2004, the Company entered into a Settlement Agreement ("Agreement") to cancel shares and warrants issued pursuant to an Investment Banking Agreement dated April 15, 2003 and a Warrant Agreement dated June 9, 2003. The Agreement was signed by both parties concerned on July 9, 2004. Pursuant to the Agreement, common shares of 65,217 and warrants totaling 1,400,000 are cancelled.

         (e) Subsequent to the fiscal year end, the Company entered into a Contractor Agreement with an unrelated party to perform a 28-day study in porcine coronary arteries for an estimated cost of US$48,348, of which 50% have been paid with the remaining balance to be paid upon completion of the study.

         (f) Subsequent to the fiscal year end, the Company is in the final stages of entering into a Agreement to acquire a medical device technology company in Israel. The agreement has not been finalized.