Form 10QSB
period 2004-08-31
MIV THERAPEUTICS INC
filed 2004-10-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                 For the quarterly period ended: August 31, 2004

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                         40,184,835
            (Class)                       (Outstanding as of August 31, 2004)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets...............................................F-1

Consolidated Statements of Stockholders' Equity...........................F-2

Consolidated Statement of Operations......................................F-3

Consolidated Statement of Cash Flows......................................F-4

Notes to Consolidated Financial Information...............................F-5

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures...........................................11

Part II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................12

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 3   Defaults Upon Senior Securities...................................13

Item 4   Submission of Matters to a Vote of Security Holders...............13

Item 5   Other Information.................................................13

Item 6   Exhibits and Reports on Form 8-K..................................14

Signatures.................................................................14

                           MIV THERAPEUTICS, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)

                           MIV THERAPEUTICS INC.
                           (A development stage company)

                           Consolidated Financial Statements

                           August 31, 2004

                           (Unaudited - Prepared by Management)

                           INDEX
                           -----

                           Consolidated Balance Sheets

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Operations

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              August 31                 May 31
                                                                                                   2004                   2004
-------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $        1,278,361    $         2,034,530
  Other receivable                                                                               22,386                 13,336
  Prepaid expenses and deposits                                                                 320,485                254,659
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                          1,621,232              2,302,525

PROPERTY AND EQUIPMENT, net (Note 3)                                                            172,279                177,549
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $        1,793,511    $         2,480,074
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                                   $          183,982    $           170,871
  Due to related parties (Note 5)                                                                     -                 13,585
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                       183,982                184,456
-------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 4)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         40,184,835 common shares at August 31, 2004 and
         40,092,993 common shares at May 31, 2004                                                40,184                 40,093

ADDITIONAL PAID-IN CAPITAL                                                                   15,064,057             15,040,147

WARRANTS                                                                                      3,117,463              2,992,095

DEFERRED COMPENSATION                                                                          (162,975)              (190,375)

COMMON STOCK ISSUABLE                                                                                 -                      -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (16,283,080)           (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                         (166,120)              (162,115)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                       1,609,529              2,295,618
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $        1,793,511    $         2,480,074
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated
                                                                                                      Other      Deficit
                                                                                                    Compre-  Accumulated       Total
                                  Common Stock     Additional                Deferred    Common    hensive       During      Stock-
                               -------------------    Paid-in                 Compen-     Stock     Income  Development    holders'
                               Shares      Amount     Capital     Warrants     sation  Issuable     (Loss)        Stage      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                           $          $            $          $          $         $           $            $
BALANCE, May 31, 2003          24,577,047  24,577   9,403,308    2,093,760    (48,649)   31,244    (51,749) (11,952,336)   (499,845)
Issuance of common stock:
- for private placements and
    subscriptions               9,423,079   9,423   1,531,890    2,026,549          -   (31,244)         -            -   3,536,618
- for services                  2,394,456   2,395   1,145,731            -   (525,750)        -          -            -     622,376
- for settlement of debt          100,000     100      11,900            -          -         -          -            -      12,000
- in exchange of MI shares      1,398,411   1,398     502,030            -          -         -          -                  503,428
- for warrants exercised        2,100,000   2,100     960,637     (551,737)         -         -          -            -     411,000
- for options exercised           100,000     100      33,400            -          -         -          -            -      33,500
Stock option granted to
  consultants                           -       -      59,976            -          -         -          -            -      59,976
Issued warrants for services            -       -           -      814,798   (505,938)        -          -            -     308,860
Warrants expired                        -       -   1,391,275  (1,391,275)          -         -          -            -           -
Amortization of deferred
  compensation                          -       -           -            -    889,962         -          -            -     889,962
Foreign currency translation
  adjustment                            -       -           -            -          -         -   (110,366)           -    (110,366)
Loss for the year                       -       -           -            -          -         -          -   (3,471,891) (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004          40,092,993  40,093  15,040,147    2,992,095   (190,375)        -   (162,115) (15,424,227)  2,295,618
Issuance of common stock:
- for services                     81,842      81      23,920            -          -         -          -            -      24,001
- for finder's fee on private
    placements completed in
    prior period                   10,000      10        (10)            -          -         -          -            -           -
Issued warrants for services            -       -           -      125,368   (125,368)        -          -            -           -
Amortization of deferred
  compensation                          -       -           -            -    152,768         -          -            -     152,768
Foreign currency translation
  adjustment                            -       -           -            -          -         -     (4,005)           -     (4,005)
Loss for the period                     -       -           -            -          -         -          -     (858,853)   (858,853)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2004       40,184,835  40,184  15,064,057    3,117,463   (162,975)        -   (166,120) (16,283,080)  1,609,529
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                            Cumulated
                                                                                 from
                                                                            inception
                                                                          (January 20
                                                                             1999) to                    THREE MONTHS ENDED
                                                                            August 31                         AUGUST 31
                                                                                 2004                 2004                 2003
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 7)                               $       8,711,120    $         668,445    $         573,085
  Stock-based compensation                                                  3,486,641                    -                    -
  Research and development                                                  3,627,219              187,400               73,354
  Depreciation                                                                584,864                6,575               35,605
  Interest expense                                                            879,683                    -                7,434
  Licenses acquired charged to operations                                     479,780                    -                    -
--------------------------------------------------------------------------------------------------------------------------------

                                                                           17,769,307              862,420              689,478
--------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                      (17,769,307)            (862,420)            (689,478)

IMPAIRMENT OF INTANGIBLE ASSET                                              (503,428)                    -                    -

GAIN ON EXTINGUISHMENT OF DEBT                                                462,249                    -                    -

INTEREST INCOME                                                                53,042                3,275                    -

GAIN ON FOREIGN EXCHANGE                                                       68,877                  292                   87
--------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                                (17,688,567)            (858,853)            (689,565)

MINORITY INTEREST SHARE OF LOSS                                             1,663,794                    -                    -
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                             $     (16,024,773)   $        (858,853)   $        (689,565)
================================================================================================================================

LOSS PER COMMON SHARE

  - basic and diluted                                                                    $           (0.02)   $           (0.03)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                                           40,139,931           27,297,100
================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
                      (Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulated
                                                                               from
                                                                          inception
                                                                        (January 20
                                                                           1999) to                    THREE MONTHS ENDED
                                                                          August 31                         AUGUST 31
                                                                               2004                 2004                 2003
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                         $     (16,024,773)   $        (858,853)   $        (689,565)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                            4,806,355              152,768                    -
    - stock issued for other than cash                                    2,713,644               24,001              278,069
    - interest expense on related party loan                                850,000                    -                    -
    - depreciation                                                          584,864                6,575               35,605
    - leasehold improvements written down                                    13,300                    -                    -
    - intangible assets impairment                                          653,428                    -                    -
    - gain on extinguishment of debt                                       (462,249)                   -                    -
    - provision for bad debt                                                160,000                    -                    -
    - minority interest                                                  (1,663,794)                   -                    -
  Changes in non-cash working capital items:
    - other receivable                                                     (182,637)              (9,050)               2,440
    - prepaid expenses and deposits                                        (321,043)             (65,826)              22,634
    - accounts payable                                                      206,836                 (474)             (30,938)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (8,666,069)            (750,859)            (381,755)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                                       8,532,018                    -              512,204
  Due to related parties                                                    850,000                    -              (54,834)
  Cash acquired in reverse acquisition                                       13,824                    -                    -
  Subscriptions received                                                  1,357,310                    -                    -
  Common stock redemption                                                  (120,000)                   -                    -
  Loan payable                                                              500,000                    -                    -
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                11,133,152                    -              457,370
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                                   (200,000)                  -                    -
  Purchase of plant and equipment                                          (780,286)              (1,305)              (1,819)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (980,286)              (1,305)              (1,819)
------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                            (208,436)              (4,005)              (2,240)
------------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                     1,278,361             (756,169)              71,556
CASH AND CASH EQUIVALENTS, beginning of period                                    -            2,034,530               11,614
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $       1,278,361    $       1,278,361    $          83,170
==============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $16,024,773 as of August 31, 2004. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financials statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       PROPERTY AND EQUIPMENT

                                                                               August 31, 2004
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         -----------------------------------------------------------------------------------------------------------
         Furniture and fixtures                           $        39,405   $             32,854  $           6,551
         Computer equipment                                       101,858                 99,151              2,707
         Laboratory equipment                                     574,734                411,713            163,021
         Leasehold improvements                                    49,158                 49,158                  -
         -----------------------------------------------------------------------------------------------------------
                                                          $       765,155   $            592,876  $         172,279
         ===========================================================================================================

                                                                                May 31, 2004
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         -----------------------------------------------------------------------------------------------------------

         Furniture and fixtures                           $        39,405   $             30,654  $           8,751
         Computer equipment                                       101,858                 98,881              2,977
         Laboratory equipment                                     573,378                409,456            163,922
         Leasehold improvements                                    49,158                 47,259              1,899
         -----------------------------------------------------------------------------------------------------------
                                                          $       763,799   $            586,250  $         177,549
         ===========================================================================================================

4.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the three month period ended August 31, 2004, the Company issued an aggregate of 81,842 common shares for consulting and research and development for a total value of $24,000.

                  (ii) On June 9, 2004, the Company issued 10,000 Units as finder's fee. Each Unit consists of one common share and one non-transferable stock purchase warrant. Each warrant entitles the holder to purchase one common share of the Company for $0.60 until August 6, 2004, and thereafter for $0.75 until February 6, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

4.       STOCKHOLDERS' EQUITY  (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                  Weighted
                                                                                   Average
                                                          Number of Shares  Exercise price
                                                          ---------------------------------

                   Balance, May 31, 2003                       10,717,821            0.62

                   Issued - private placement                   2,181,164            0.75
                   Issued - finders' fees                          55,714            0.60
                   Issued - services rendered                   3,375,000            0.40
                   Extended                                       381,800            0.75
                   Exercised                                   (2,100,000)          (0.20)
                   Expired                                     (5,225,050)          (0.75)
                                                          ---------------------------------

                   Balance, May 31, 2004                        9,386,449            0.60
                                                          =================================

                   Issued - finders' fees                          10,000            0.60
                   Issued - services rendered                   1,350,000            0.45
                   Expired                                     (3,942,575)          (0.75)
                                                          ---------------------------------

                   Balance, August 31, 2004                     6,803,874            0.60
                                                          =================================

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. Stock options granted generally vest over a period of two years. No options were granted during the period.

                  Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models do not necessarily provide reliable measure of the fair value of the Company's stock options.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

4.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  Summary of employee stock options information for the period ended August 31, 2004 is as follows:

                  -------------------------------------------------------------------------------------------------
                                                                                                           Weighted
                                                                                                            Average
                                                                                                           Exercise
                                                                                      Shares                  Price
                  -------------------------------------------------------------------------------------------------

                  -------------------------------------------------------------------------------------------------
                  Options outstanding, May 31, 2003                                4,175,000                  0.53

                  Options granted                                                    995,000                  0.35
                  Options exercised                                                 (100,000)               (0.335)
                  Options cancelled                                                 (565,000)               (0.742)
                  Options expired                                                   (250,000)               (0.668)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2004                                4,255,000                  0.47

                  Options expired                                                   (300,000)                (1.00)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, August 31, 2004                             3,955,000                  0.43
                  =================================================================================================

                  The following summarizes information about the stock options outstanding at August 31, 2004:

                           Options Outstanding and exercisable
                  ------------------------------------------------------
                                                          Weighted
                                                          Average
                                        Number           Remaining
                  Exercise                Of            Contractual
                  Price                 Shares          Life (Years)
                  ------------------------------------------------------

                  $      0.17              900,000          2.95
                         0.21              500,000          3.89
                         0.30              670,000          4.45
                         0.40              125,000          4.95
                         0.50              550,000          3.28
                         0.55              650,000          3.50
                         1.00              560,000          1.74
                  ------------------------------------------------------

                  $      0.43            3,955,000          3.24
                  ======================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

         (d) During the three month period ended August 31, 2004, the Company paid or accrued $67,979 of management and consulting fees to two directors and officers of the Company.

         (e) As at August 31, 2004, an amount of $Nil (2004 - $13,585) was due to the Chief Executive Officer of the Company.

6.       INCOME TAXES

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

         Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2004 and 2003:

                                                                                     August 31               May 31
                                                                                          2004                 2004
                                                                           -----------------------------------------
          Income tax benefit at statutory rate                             $          (300,000) $        (1,156,000)
          Certain non-deductible expenses                                              100,000              140,000
          Change in valuation allowance                                                200,000            1,016,000
                                                                           -----------------------------------------

                                                                           $              -     $              -
                                                                           =========================================

         The Company's total deferred tax asset is as follows:

                                                                                      August 31             May 31
                                                                                           2004               2004
                                                                           -----------------------------------------

          Tax benefit relating to net operating loss carryforwards           $        5,252,000  $       4,402,000
          Plant and equipment                                                           151,000            151,000
          Valuation allowance                                                        (5,403,000)        (4,553,000)
                                                                           -----------------------------------------

                                                                             $            -      $             -
                                                                           =========================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

7.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                                       August 31           August 31
                                                                                            2004                2003
                                                                               --------------------------------------
         Legal                                                                  $         63,091      $       82,699
         Public relations, financing and corporate development                            32,223              75,771
         Management fees                                                                  61,970              54,597
         Consulting                                                                      202,322             253,461
         Operating expenses                                                              308,839             106,557
                                                                               --------------------------------------

                                                                                $        668,445      $      573,085
                                                                               ======================================

8.       SUBSEQUENT EVENTS

         (a) On September 2, 2004, the Company issued 27,339 common shares at a value of $7,655 for advanced scientific research and consulting services.

         (b) On September 13, 2004, the Company approved its 2004 Incentive Stock Option Plan to issue up to 5 million shares of the Company's shares to employees, officers, directors and consultants.

         (c) On September 22, 2004 the British Columbia Court of Appeal dismissed with costs two appeals of MIV Therapeutics, Inc. (the Company") seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003 whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company. The Company intends to apply for leave to appeal the Court of Appeal's decision to the Supreme Court of Canada. The Company expects that a hearing in the Supreme Court of Canada will be set down within a year, if leave to appeal is granted. The Company believes it will be successful in obtaining leave to appeal.

                  By counterclaim in the British Columbia Supreme Court, the Company continues to dispute John Ma's entitlement to his Vascular shares (and to any Company shares he receives in exchange for his Vascular shares), and the Company is suing Mr. Ma for damages for fraudulent misrepresentation. In a further action in the Supreme Court of British Columbia, the Company is suing Mr. Ma for defamation.

                  The Company believes it will be successful in its claims.

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

INTRODUCTION
------------

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

INTELLECTUAL PROPERTY RIGHTS
----------------------------

MIVT has exclusive worldwide rights to the HAp coating technology from UBC for use on stents and other medical devices, including the rights to manufacture and market coated products using these technologies. To date, UBC has two patents granted and one patent pending on novel coating technologies that MIVT intends to use for its stent coating and for additional medical devices. Another four patents are being prepared for filing with U.S. Patent and Trademark Office (USPTO) in late 2004/early 2005. UBC and MIVT's portfolio of issued and pending patents is described below.

UBC
---

         o Sol-gel phosphate ceramic coatings for biological applications. U.S. Patent No. 6,426,114, entitled "Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making Same," owned by UBC, was filed on May 2, 2000. The invention relates to novel sol-gel calcium phosphate, in particular, thin HAp ceramic coatings and processes at low temperatures.

         o Biofunctional HAp coatings for drug encapsulation. U.S. Patent No. 6,730,324, entitled "Biofunctional Hydroxyapatite Coatings and Microspheres for in-situ Drug Encapsulation," owned by UBC, was filed April 20, 2001. The invention relates to a novel room-temperature process for obtaining calcium phosphate, in particular, a thick coating of HAp microspheres with encapsulated drugs, proteins, and genes for therapeutic use. The coatings and microspheres are designed to perform a defined biological function related to drug discovery, such as gene therapy through gene delivery.

         o Calcium Phosphate Coated Stents and Implantable Medical Devices. U.S. provisional application 60/410,307, was filed by the UBC on September 13, 2002. This invention relates to novel calcium phosphate coated implantable medical devices and processes. These calcium phosphate coatings are designed to minimize the immune response to the implant (e.g., restenosis in stenting procedures) and can be used to store and release a medicinally active agent in a controlled manner. Such coatings can be applied to any implantable medical devices and are useful for a number of medical procedures including, but not limited to, angioplasty, cardiovascular stenting, urethral stenting, and catheterization.

MIVT
----

         o Laser-cut stent. MIVT filed patent applications internationally in 2000 for its laser-cut bare stent. The patent describes the modular design of the cardiovascular stent and its method of manufacture. The patented arrangement results in the stent having optimal longitudinal flexibility as well as radial stability.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2004, the Company posted loss from operations of $862,420 and a net loss of $858,853, compared to a net loss of $689,565 for the three months ended August 31, 2003. Most of the difference in net loss is attributable to an increase in research and development expenses during the quarter.

Working capital increased from a deficit of $ $229,771 (August 31, 2003) to a surplus of $1,437,250 (August 31, 2004). The increase in the working capital is due primarily to increases in cash and cash equivalents stemming from the Company's financing activities.

The Company's main focus during the three months ended August 31, 2004, has been corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $668,445 during the quarter ended August 31, 2004, compared to $573,085 for the quarter ended August 31, 2003. The increase in 2004 is mainly due to the increase in the Company's financing, corporate development and public relations activities.

RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the quarter ended August 31, 2004, to $187,400 compared to $73,354 for the quarter ended August 31, 2003. The increase in 2004 resulted primarily from the Company's increase in research and development on its coating technology which has resulted in the achievement of significant milestones.

DEPRECIATION EXPENSE

Depreciation expenses decreased to $6,575 during the quarter ended August 31, 2004, compared to $35,605 for the quarter ended August 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. However, the Company currently has working capital of $1,437,250 (current assets less current liabilities). While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the quarter ending August 31, 2003, that the Company has moved from a deficit to a surplus in its working capital account.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of August 31, 2004, the Company had a working capital surplus of $1,437,250.

There was no cash flow from financing activities for the three months ended August 31, 2004, compared to $457,370 for the same period in 2003, however, the Company raised significant funds in the previous quarter from financing activities consisting of the sale of the private placement warrants and common shares for cash.

The Company issued 1,360,000 warrants and 91,842 common shares for finder's fee and to consultants, officers, and directors for services during the three months ended August 31, 2004.

WARRANTS

As at August 31, 2004, the Company has outstanding warrants to purchase 6,803,874 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                     Number of
Quarter ended August 31, 2004                        underlying shares
-------------------------------                      -----------------

Warrants outstanding - May 31, 2004                  9,386,449
Warrants issued                                      1,360,000
Warrants expired                                     (3,942,575)
Balance, end of period - August 31, 2004             6,803,874

STOCK-BASED COMPENSATION

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

At August 31, 2004, the Company had 3,955,000 options outstanding. During the three months ended August 31, 2004, 300,000 options expired.

The following table summarizes information about the stock options issued by the
Company:

                                            Number of         Weighted Average
Quarter ended August 31, 2004               Options           Exercise Price
------------------------------              ---------         --------------

Options outstanding - May 31, 2004          4,255,000                   $0.47
Options expired                               300,000                   (1.00)
Balance, end of period - August 31, 2004    3,955,000                   $0.43

CASH POSITION

At August 31, 2004, the Company had cash and cash equivalents of $1,278,361 compared to a cash position of $83,170 at August 31, 2003. The increase in the Company's cash position is due to an increase in the Company's financing activities.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased in the quarter ended August 31, 2004 to $183,982 compared to $418,021 a year earlier at August 31, 2003.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$16 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to meet its business objectives to develop its HAp coating technologies towards commercialization, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

RISK FACTORS

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

The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products, and thus the Company's long-term viability, growth, and profitability will depend upon successful testing, approval, and commercialization of the coating technology resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals, and even if obtained there can be no assurance that any product approval would lead to the successful commercialization of the product approved. Furthermore, the Company does not expect to begin the regulatory approval process in the United States for at least the next three years, and prior to this, will only pursue approval and marketing of its products in the countries recognizing the CE Mark, such as most European and Asian countries.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN EVALUATION OF OUR PROSPECTS CAN BE MADE, W MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE DEMANDS REQUIRED OF A NEW BUSINESS IN THE MEDICAL DEVICE INDUSTRY.

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

BECAUSE WE MAY NOT BE ABLE TO OBTAIN PATENTS FOR THE DEVICES WE ARE CURRENTLY RESEARCHING, WE MAY NOT BE ABLE TO PROTECT THE INTELLECTUAL PROPERTY RIGHTS.

The Company's success will depend in part on whether the Company can obtain patent protection for its products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. UBC patents are registered in the United States, Canada and in several foreign markets. Additional patent applications are in the process of filing but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and the Company's products, if successfully developed, may interfere with the intellectual property rights of these companies. The Company's success will depend on its products not infringing patents that the Company expects would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if the Company successfully patents the MIVT laser-cut stent, there can be no assurance that it would be able to successfully assert its patents against competing products. In addition, infringement claims against the MIVT laser-cut stent could be sufficiently expensive to have a material adverse effect on the Company's results or ability to continue marketing its products.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN MA
-------

As disclosed in the Company's prior filings, the Company was the Appellate in an action in the British Columbia Court of Appeal.

On September 22, 2004 the British Columbia Court of Appeal dismissed with costs two appeals of MIV Therapeutics, Inc. (the Company") seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003 whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company. The Company intends to apply for leave to appeal the Court of Appeal's decision to the Supreme Court of Canada. The Company expects that a hearing in the Supreme Court of Canada will be set down within a year, if leave to appeal is granted. The Company believes it will be successful in obtaining leave to appeal.

By counterclaim in the British Columbia Supreme Court, the Company continues to dispute John Ma's entitlement to his Vascular shares (and to any Company shares he receives in exchange for his Vascular shares), and the Company is suing Mr. Ma for damages for fraudulent misrepresentation. In a further action in the Supreme Court of British Columbia, the Company is suing Mr. Ma for defamation.

The Company believes it will be successful in its claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the three months ended August 31, 2004, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

On June 9, 2004, the Company issued 10,000 Units as a finders fee. Each Unit consists of one common share and one non transferable share purchase warrant to purchase an additional share for a price of $0.60 per share until August 1, 2004 and thereafter for $0.75 until February 1, 2005.

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

PROPOSAL 2.       RATIFICATION OF APPOINTMENT OF MOORE STEPHENS ELLIS
                  FOSTER LTD., AS INDEPENDENT AUDITOR FOR 2004

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO
99.1 Press Release dated June 1, 2004: US Patent Issued for Drug Encapsulation Applications of MIV Therapeutics' Biocompatible Drug Eluting Coating Technology
99.2 Press Release dated June 10, 2004: MIV Therapeutics Inc. Retains Strategic Growth as Investor Relations Advisor
99.3 Press Release dated June 17, 2004: MIV Therapeutics Biocompatible Stent Coating Successfully Completes Pyrogen Trial
99.4 Press Release dated June 22, 2004: MIV Therapeutics' Coatings Presented at World Biomaterials Congress
99.5 Press Release dated June 28, 2004: MIV Therapeutics Inc. Completes Significant Biocompatibility Milestones for HAp Stent Coating Technology

---------------------------
(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Reports on Form 8-K filed during the three months ended February 29, 2004.

On June 4, 2004, the Company filed a report on Form 8-K under Items 4, 5, and 7, disclosing the Company's change in certifying accountants and announcing that a U.S. patent had been issued for the drug encapsulation applications of the Company's biocompatible drug eluting coating technology.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     October 1, 2004                   MIV Therapeutics, Inc.

                                            /S/ALAN LINDSAY
                                            ---------------
                                            Alan Lindsay
                                            President

                                            /S/PATRICK MCGOWAN
                                            ------------------
                                            Patrick McGowan
                                            CFO