Form 10QSB
period 2004-11-30
MIV THERAPEUTICS INC
filed 2005-01-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                 For the quarterly period ended: November 30, 2004

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                         40,731,216
            (Class)                       (Outstanding as of November 30, 2004)

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

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......13

Item 3   Defaults Upon Senior Securities...................................13

Item 4   Submission of Matters to a Vote of Security Holders...............13

Item 5   Other Information.................................................13

Item 6   Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................14

         MIV THERAPEUTICS INC.
         (A development stage company)

         Consolidated Financial Statements

         November 30, 2004

         (Unaudited - Prepared by Management)

         INDEX
         -----

         Consolidated Balance Sheets

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Operations

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                    November 30           May 31
                                                                        2004               2004
---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    440,920      $  2,034,530
  Other receivable                                                        21,928            13,336
  Due from related party                                                  17,500                --
  Prepaid expenses and deposits                                          202,660           254,659
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     683,008         2,302,525

INVESTMENT ADVANCES (Note 3)                                             185,200                --

PROPERTY AND EQUIPMENT, net (Note 4)                                     247,948           177,549
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  1,116,156      $  2,480,074
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                  $    175,473      $    170,871
  Due to related parties (Note 6)                                             --            13,585
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                175,473           184,456
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         40,731,216 common shares at November 30, 2004 and
         40,092,993 common shares at May 31, 2004                         40,731            40,093

ADDITIONAL PAID-IN CAPITAL                                            15,159,197        15,040,147

WARRANTS                                                               3,786,033         2,992,095

DEFERRED COMPENSATION                                                   (710,714)         (190,375)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (17,156,969)      (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                           (177,595)         (162,115)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               940,683         2,295,618
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,116,156      $  2,480,074
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                F-1

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------

                                                     Common Stock             Additional                          Deferred
                                             ----------------------------      Paid-in                            Compen-
                                                 Shares          Amount        Capital         Warrants            sation
---------------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 2003                         24,577,047        $ 24,577     $ 9,403,308    $   2,093,760       $  (48,649)
Issuance of common stock:
- for private placements and
    subscriptions                              9,423,079           9,423       1,531,890        2,026,549               --
- for services                                 2,394,456           2,395       1,145,731               --         (525,750)
- for settlement of debt                         100,000             100          11,900               --               --
- in exchange of MI shares                     1,398,411           1,398         502,030               --               --
- for warrants exercised                       2,100,000           2,100         960,637         (551,737)              --
- for options exercised                          100,000             100          33,400               --               --
Stock option granted to consultants                   --              --          59,976               --               --
Issued warrants for services                          --              --              --          814,798         (505,938)
Warrants expired                                      --              --       1,391,275       (1,391,275)              --
Amortization of deferred compensation                 --              --              --               --          889,962
Foreign currency translation adjustment               --              --              --               --               --
Loss for the year                                     --              --              --               --               --
---------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                         40,092,993          40,093      15,040,147        2,992,095         (190,375)
Issuance of common stock:
- for cash                                        12,000              12           2,588
- for services                                   616,223             616         116,472               --               --
- for finder's fee on private placements
    completed in prior period                     10,000              10             (10)              --               --
Issued warrants for services                          --              --              --          793,938         (793,938)
Amortization of deferred compensation                 --              --              --               --          273,599
Foreign currency translation adjustment               --              --              --               --               --
Loss for the period                                   --              --              --               --               --
---------------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2004                    40,731,216          40,731      15,159,197        3,786,033         (710,714)
===========================================================================================================================

(CONTINUED BELOW)
-----------------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                 Other         Deficit
                                                                Compre-      Accumulated         Total
                                               Common           hensive        During            Stock-
                                                Stock            Income      Development         holders'
                                               Issuable          (Loss)         Stage            Equity
-----------------------------------------------------------------------------------------------------------
BALANCE, May 31, 2003                        $   31,244       $  (51,749)  $  (11,952,336)    $   (499,845)
Issuance of common stock:
- for private placements and
    subscriptions                               (31,244)              --               --        3,536,618
- for services                                       --               --               --          622,376
- for settlement of debt                             --               --               --           12,000
- in exchange of MI shares                           --               --                           503,428
- for warrants exercised                             --               --               --          411,000
- for options exercised                              --               --               --           33,500
Stock option granted to consultants                  --               --               --           59,976
Issued warrants for services                         --               --               --          308,860
Warrants expired                                     --               --               --               --
Amortization of deferred compensation                --               --               --          889,962
Foreign currency translation adjustment              --         (110,366)              --         (110,366)
Loss for the year                                    --               --       (3,471,891)      (3,471,891)
-----------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                                --         (162,115)     (15,424,227)       2,295,618
Issuance of common stock:
- for cash                                                                                           2,600
- for services                                       --               --               --          117,088
- for finder's fee on private placements
    completed in prior period                        --               --               --               --
Issued warrants for services                         --               --               --               --
Amortization of deferred compensation                --               --               --          273,599
Foreign currency translation adjustment              --          (15,480)              --          (15,480)
Loss for the period                                  --               --       (1,732,742)      (1,732,742)
-----------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2004                           --         (177,595)     (17,156,969)         940,683
===========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                    F-2

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
------------------------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                 Cumulated
                                                   from
                                                 inception
                                                (January 20
                                                  1999) to               SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                NOVEMBER 30                 NOVEMBER 30                         NOVEMBER 30
                                                   2004               2004              2003              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 7)          $  9,294,629      $  1,240,257      $    983,136      $    571,813      $    477,670
  Stock-based compensation                        3,486,641                --                --                --                --
  Research and development                        3,831,871           403,748           241,213           216,348           100,241
  Depreciation                                      663,436            85,148            72,693            78,572            37,088
  Interest expense                                  879,683                --            11,234                --             3,800
  Licenses acquired charged to operations           479,780                --                --                --                --
------------------------------------------------------------------------------------------------------------------------------------
                                                 18,636,040         1,729,153         1,308,276           866,733           618,799
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                            (18,636,040)       (1,729,153)       (1,308,276)         (866,733)         (618,799)

IMPAIRMENT OF INTANGIBLE ASSET                     (503,428)               --                --                --                --

GAIN ON EXTINGUISHMENT OF DEBT                      462,249                --                --                --                --

INTEREST INCOME                                      54.793             5,026                --             1,751                --

GAIN(LOSS) ON FOREIGN EXCHANGE                       59,970            (8,615)          (16,308)           (8,907)          (16,220)
------------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST      (18,562,456)       (1,732,742)       (1,324,584)         (873,889)         (635,019)

MINORITY INTEREST SHARE OF LOSS                   1,663,794                --                --                --                --
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                        $(16,898,662)     $ (1,732,742)     $ (1,324,584)     $   (873,889)     $   (635,019)
====================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                            $      (0.04)     $      (0.05)     $      (0.02)     $      (0.02)

====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                              40,263,175        28,124,259        40,385,399        28,995,284
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-3

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                          Cumulated
                                                            from
                                                          inception
                                                         (January 20
                                                          1999) to               SIX MONTHS ENDED
                                                         November 30                NOVEMBER 30
                                                             2004              2004             2003
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                               $(16,898,662)     $ (1,732,742)     $ (1,324,584)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                             4,927,186           273,599                --
    - stock issued for other than cash                     2,806,731           117,088           644,085
    - interest expense on related party loan                 850,000                --                --
    - depreciation                                           663,437            85,148            72,693
    - leasehold improvements written down                     13,300                --                --
    - intangible assets impairment                           653,428                --                --
    - gain on extinguishment of debt                        (462,249)               --                --
    - provision for bad debt                                 160,000                --                --
    - minority interest                                   (1,663,794)               --                --
  Changes in non-cash working capital items:
    - other receivable                                      (182,179            (8,592)             (462)
    - due from related party                                 (17,500)          (17,500)
    - prepaid expenses and deposits                         (388,418)         (133,201)         (253,312)
    - accounts payable                                       198,327             4,602           (69,373)
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (9,340,393)       (1,411,598)         (930,953)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                        8,534,618             2,600           872,141
  Due to related parties                                     850,000           (13,585)           31,424
  Cash acquired in reverse acquisition                        13,824                --                --
  Subscriptions received                                   1,357,310                --            24,994
  Common stock redemption                                   (120,000)               --                --
  Loan payable                                               500,000                --                --
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       11,135,752           (10,985)          928,559
---------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                    (200,000)               --                --
  Purchase of plant and equipment                           (934,528)         (155,547)           (1,819)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (1,134,528)         (155,547)           (1,819)
---------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                             (219,911)          (15,480)           (7,401)
---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             440,920        (1,593,610)          (11,614)
CASH AND CASH EQUIVALENTS, beginning of period                    --         2,034,530            11,614
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                $    440,920      $    440,920      $         --
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   F-4

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $16,898,662 as of November 30, 2004. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financials statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       INVESTMENT ADVANCES

         As of November 30, 2004, investment advances of $185,200 were made to a foreign research and development company. Of this amount, $110,200 was used for working capital purposes and the balance will be applied to the acquisition of the company once the agreement is signed. These advances are supported by promissory notes payable upon demand without interest.

4.       PROPERTY AND EQUIPMENT

                                                     November 30, 2004
                                        ----------------------------------------
                                                        Accumulated    Net book
                                              Cost     Amortization      value
         -----------------------------------------------------------------------

         Furniture and fixtures         $   39,405   $       35,248  $    4,157
         Computer equipment                105,607           99,763       5,844
         Laboratory equipment              731,101          493,154     237,947
         Leasehold improvements             49,158           49,158           -
         -----------------------------------------------------------------------
                                        $  925,271   $      677,323  $  247,948
         =======================================================================

                                                       May 31, 2004
                                        ----------------------------------------
                                                        Accumulated    Net book
                                              Cost     Amortization      value
         -----------------------------------------------------------------------

         Furniture and fixtures         $   39,405   $       30,654  $    8,751
         Computer equipment                101,858           98,881       2,977
         Laboratory equipment              573,378          409,456     163,922
         Leasehold improvements             49,158           47,259       1,899
         -----------------------------------------------------------------------
                                        $  763,799   $      586,250  $  177,549
         =======================================================================

5.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the six month period ended November 30, 2004, a total of 12,000 Regulation S stocks have been issued for a total value of $2,600.

                  (ii) During the six month period ended November 30, 2004, the Company issued an aggregate of 316,223 common shares for consulting and research and development services for a total value of $48,086.

                  (iii) On November 4, 2004, the Company issued 300,000 common shares for legal services for a total value of $69,000.

                  (iv) On June 9, 2004, the Company issued 10,000 Units as finder's fee. Each Unit consists of one common share and one non-transferable stock

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

                  purchase warrant. Each warrant entitles the holder to purchase one common share of the Company for $0.60 until August 6, 2004, and thereafter for $0.75 until February 6, 2005.

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                              Weighted
                                                                                              Average
                                                                        Number of Shares  Exercise price
                                                                        ----------------  --------------

                   Balance, May 31, 2003                                     10,717,821            0.62

                   Issued - private placement                                 2,181,164            0.75
                   Issued - finders' fees                                        55,714            0.60
                   Issued - services rendered                                 3,375,000            0.40
                   Extended                                                     381,800            0.75
                   Exercised                                                 (2,100,000)          (0.20)
                   Expired                                                   (5,225,050)          (0.75)
                                                                        ----------------  --------------

                   Balance, May 31, 2004                                      9,386,449            0.60
                                                                        ================  ==============

                   Issued - finders' fees                                        10,000            0.60
                   Issued - services rendered                                 4,570,000            0.34
                   Expired                                                   (5,053,756)          (0.75)
                                                                        ----------------  --------------

                   Balance, November 30, 2004                                 8,912,693            0.60
                                                                        ================  ==============

The Company also has the following Series' warrants outstanding:

                                                                                              Weighted
                                                                                               Average
                                                                        Number of Shares   Exercise price
                                                                        ----------------   --------------

                   Series "A"                                                 3,374,999             0.66
                   Series "B"                                                 5,062,496             0.69
                   Series "C"                                                   674,997             0.66
                                                                        ----------------   --------------
                   Balance, May 31 and November 30, 2004                      9,112,492             0.68
                                                                        ================    =============

                                                   F-7

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. In addition to the existing stock option plan, on September 13, 2004, the Company approved its 2004 Incentive Stock Option Plan to issue up to 5,000,000 shares of the Company's shares to employees, officers, directors and consultants. Incentive benefits granted under both plans may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. No options were granted during the period ended November 30, 2004.

                  Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models do not necessarily provide reliable measure of the fair value of the Company's stock options.

                  Summary of employee stock options information for the period ended November 30, 2004 is as follows:

                  -------------------------------------------------------------------------------------------------
                                                                                                           Weighted
                                                                                                            Average
                                                                                                           Exercise
                                                                                      Shares                  Price
                  -------------------------------------------------------------------------------------------------
                  -------------------------------------------------------------------------------------------------
                  Options outstanding, May 31, 2003                                4,175,000                  0.53

                  Options granted                                                    995,000                  0.35
                  Options exercised                                                 (100,000)               (0.335)
                  Options cancelled                                                 (565,000)               (0.742)
                  Options expired                                                   (250,000)               (0.668)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2004                                4,255,000                  0.47

                  Options expired                                                   (300,000)                (1.00)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, November 30, 2004                           3,955,000                  0.43
                  =================================================================================================

                                                        F-8

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY  (continued)

                  The following summarizes information about the stock options outstanding at November 30, 2004:

                                Options Outstanding and exercisable
                           ---------------------------------------------
                                                              Weighted
                                                              Average
                                            Number           Remaining
                           Exercise           Of            Contractual
                           Price            Shares          Life (Years)
                           ---------------------------------------------

                           $   0.17        900,000             2.70
                               0.21        500,000             3.64
                               0.30        670,000             4.20
                               0.40        125,000             4.70
                               0.50        550,000             3.03
                               0.55        650,000             3.25
                               1.00        560,000             1.49
                           ---------------------------------------------

                           $   0.43      3,955,000             2.99
                           =============================================

6.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

         (a) During the six month period ended November 30, 2004, the Company paid or accrued $136,112 of management and consulting fees to two directors and officers of the Company.

         (b) As at November 30, 2004, an amount of $Nil (2004 - $13,585) was due to the Chief Executive Officer of the Company.

         (c) As at November 30, 2004, an amount of $17,500 (2004 - $nil) was due from the Chief Financial Officer of the Company.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2004
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------

7.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                          SIX MONTHS ENDED          THREE MONTHS ENDED
                                                             NOVEMBER 30                NOVEMBER 30
                                                         2004           2003         2004         2003
                                                    -------------- ------------- ------------ -------------
         Legal                                      $     101,155  $    144,561  $    38,064  $     61,862
         Public relations, financing and
           corporate development                          389,286       210,530      153,252       134,759
         Management fees                                  125,367       113,683       63,397        59,086
         Consulting                                       358,251       307,185      155,929        53,724
         Operating expenses                               266,198       207,177      161,171       168,239
                                                    -------------- ------------- ------------ -------------

                                                    $   1,240,257  $    983,136  $   571,813  $    477,670
                                                    ============== ============= ============ =============

8.       SUBSEQUENT EVENTS

         On December 8, 2004, the Company issued an aggregate of 84,006 common shares for consulting, research and development services and employee stock bonuses for a total value of $19,321.

         On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 of common shares of M-I Vascular Innovations, Inc. On September 22, 2004 the British Columbia Court of Appeal dismissed with costs, two appeals of MIV Therapeutics, Inc. seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003, whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company. Although the shares have been issued in John Ma's name, the exchange has not taken place as of January 10, 2005.

         On January 12, 2005, the Board of Directors approved the extension of the expiry date of 5,062,496 warrants outstanding from January 13, 2005 to April 13, 2005.

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

INTELLECTUAL PROPERTY RIGHTS
----------------------------

MIVT has exclusive worldwide rights to the HAp coating technology from UBC for use on stents and other medical devices, including the rights to manufacture and market coated products using these technologies. To date, UBC has two patents granted and one patent pending on novel coating technologies that MIVT intends to use for its stent coating and for additional medical devices. In addition, MIVT applied for two more patents developed in-house by its R & D team. Another four patents are being prepared for filing with U.S. Patent and Trademark Office (USPTO) in early 2005. UBC and MIVT's portfolio of issued and pending patents is described below.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the six months ended November 30, 2004, the Company posted loss from operations of $1,729,153 and a net loss of $1,732,742, compared to a net loss of $1,324,584 for the six months ended November 30, 2003. Most of the difference in net loss is attributable to an increase in research and development expenses during the quarter.

Working capital increased from a deficit of $51,556 (November 30, 2003) to a surplus of $507,535 (November 30, 2004). The increase in the working capital is due primarily to increases in cash and cash equivalents stemming from the Company's financing activities.

The Company's main focus during the six months ended November 30, 2004, has been corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,240,257 during the six months ended November 30, 2004, compared to $983,136 for the six months ended November 30, 2003. The increase in 2004 is mainly due to the increase in the Company's financing, corporate development and public relations activities.

RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the six months ended November 30, 2004, to $403,748 compared to $241,213 for the six months ended November 30, 2003. The increase in 2004 resulted primarily from the Company's increase in research and development on its coating technology which has resulted in the achievement of significant milestones.

DEPRECIATION EXPENSE

Depreciation expenses increased to $85,148 during the six months ended November 30, 2004, compared to $72,693 for the six months ended November 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. However, the Company currently has working capital of $507,535 (current assets less current liabilities). While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the quarter ending November 30, 2003, that the Company has moved from a deficit to a surplus in its working capital account.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of November 30, 2004, the Company had a working capital of $507,535.

Cash flow provided by financing activities for the six months ended November 30, 2004, amounted to ($10,985) compared to $928,559 for the same period in 2003. However, the Company also raised significant funds in the quarter ended May 31, 2004 from financing activities consisting of the sale of the private placement warrants and common shares for cash.

The Company issued 4,580,000 warrants and 626,223 common shares for finder's fee and to consultants, officers, and directors, and others for services during the six months ended November 30, 2004.

WARRANTS

As at November 30, 2004, the Company has outstanding warrants to purchase 18,025,185 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                    Number of
Quarter ended November 30, 2004                     underlying shares
-------------------------------                     -----------------

Warrants outstanding - May 31, 2004                   9,386,449
Warrants issued                                       4,580,000
Warrants expired                                     (5,053,756)
                                                    ------------
Balance, end of period - November 30, 2004            8,912,693
                                                    ============

The Company also has the following Series' warrants outstanding:

                                                 Number of
                                                 underlying shares
                                                 -----------------

Series "A"                                            3,374,999
Series "B"                                            5,062,496
Series "C"                                              674,997
                                                 ---------------
Balance, May 31 and November 30, 2004                 9,112,492
                                                 ===============

STOCK-BASED COMPENSATION

Under the Company's 2001 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company. In addition to the existing stock option plan, on September 13, 2004, the Company approved its 2004 Incentive Stock Option Plan to issue up to 5,000,000 shares of the Company's shares to employees, officers, directors and consultants.

At November 30, 2004, the Company had 3,955,000 options outstanding. During the three months ended November 30, 2004, no options expired.

The following table summarizes information about the stock options issued by the
Company:

                                                 Number of      Weighted Average
Quarter ended November 30, 2004                  Options        Exercise Price
------------------------------                   ---------      --------------

Options outstanding - August 31, 2004            3,955,000              $0.43
Balance, end of period - November 30, 2004       3,955,000              $0.43

CASH POSITION

At November 30, 2004, the Company had cash and cash equivalents of $440,920 compared to a cash position of $0 at November 30, 2003. The increase in the Company's cash position is due to an increase in the Company's financing activities.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased in the six months ended November 30, 2004 to $175,473 compared to $379,585 a year earlier at November 30, 2003.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$6 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of November 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN MA
-------

As disclosed in the Company's prior filings, the Company was the Appellate in an action in the British Columbia Court of Appeal.

On September 22, 2004 the British Columbia Court of Appeal dismissed with costs two appeals of MIV Therapeutics, Inc. (the "Company") seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003 whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company. On December 29, 2004, the Company issued 3,192,399 common shares to exchange for Mr. Ma's 3,192,399 common shares of M-I Vascular Innovations, Inc. Although the shares have been issued in John Ma's name, the exchange has not taken place as of January 10, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO
99.6 Press Release dated September 7, 2004: MIVT Vice President of Coatings, nominated for the 2004 World Technology Award
99.7 Press Release dated September 13, 2004: HAp Coating Successfully Completes Safety Trials
99.8 Press Release dated September 22, 2004: VisiTrade Network Now Trading McCormick, Marsh & McLennan, 3M, MIV Therapeutics
99.9 Press Release dated October 7, 2004: MIV Therapeutics Inc. - HAp Coating Successfully Completes Porcine Coronary Implantation Trials

---------------------------
(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

(b) Reports on Form 8-K filed during the three months ended November 30, 2004.

On September 28, 2004, the Company filed a report on Form 8-K under Items 8.01 Other Events, disclosing litigation information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 14, 2005                   MIV Therapeutics, Inc.

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