Form 10QSB
period 2005-02-28
MIV THERAPEUTICS INC
filed 2005-04-14
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: February 28, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

Common Stock, $0.001 par value                             50,763,136
          (Class)                              (Outstanding as of April 4, 2005)

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [X]

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Stockholders' Equity..............................F-2

Consolidated Statement of Operations.........................................F-3

Consolidated Statement of Cash Flows.........................................F-4

Notes to Consolidated Financial Information..................................F-5

Item 2   Management's Discussion and Analysis or Plan of Operation.............3

Item 3   Controls and Procedures..............................................14

Part II  OTHER INFORMATION

Item 1   Legal Proceedings....................................................15

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds..........15

Item 3   Defaults Upon Senior Securities......................................15

Item 4   Submission of Matters to a Vote of Security Holders..................15

Item 5   Other Information....................................................15

Item 6   Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................16

                    MIV THERAPEUTICS INC.
                    (A development stage company)

                    Consolidated Financial Statements

                    February 28, 2005

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

                    Consolidated Statements of Operations

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            February 28                 May 31
                                                                                                   2005                   2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $             18      $       2,034,530
  Other receivable                                                                               11,091                 13,336
  Due from related party                                                                         19,186                     --
  Prepaid expenses and deposits                                                                 161,374                254,659
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                            191,669              2,302,525

INVESTMENT ADVANCES (Note 3)                                                                    273,400                     --

PROPERTY AND EQUIPMENT, net (Note 4)                                                            253,741                177,549
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $        718,810      $       2,480,074
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                                     $        365,110      $         170,871
  Due to related parties (Note 6)                                                                    --                 13,585
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                       365,110                184,456
-------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         44,654,232 common shares at February 28, 2005 and
         40,092,993 common shares at May 31, 2004                                                44,654                 40,093

ADDITIONAL PAID-IN CAPITAL                                                                   16,215,367             15,040,147

WARRANTS                                                                                      3,786,033              2,992,095

DEFERRED COMPENSATION                                                                          (580,994)              (190,375)

COMMON SHARES ISSUABLE                                                                           20,000                     --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (18,963,656)           (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                                  (167,704)              (162,115)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                      353,700              2,295,618
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $        718,810      $       2,480,074
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                              F-1

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                              Other        Deficit
                                                                                              Compre-    Accumulated       Total
                         Common Stock     Additional                  Deferred     Common     hensive       During         Stock-
                    --------------------    Paid-in                    Compen-     Stock      Income     Development      holders'
                      Shares     Amount     Capital       Warrants     sation     Issuable    (Loss)        Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
  May 31, 2003      24,577,047  $24,577  $  9,403,308   $ 2,093,760   $ (48,649)  $ 31,244   $ (51,749)  $(11,952,336)  $  (499,845)
Issuance of
  common stock:
- for private
    placements and
    subscriptions    9,423,079    9,423     1,531,890     2,026,549          --    (31,244)         --             --     3,536,618
- for services       2,394,456    2,395     1,145,731            --    (525,750)        --          --             --       622,376
- for settlement
    of debt            100,000      100        11,900            --          --         --          --             --        12,000
- in exchange of
    MI shares        1,398,411    1,398       502,030            --          --         --          --             --       503,428
- for warrants
    exercised        2,100,000    2,100       960,637      (551,737)         --         --          --             --       411,000
- for options
    exercised          100,000      100        33,400            --          --         --          --             --        33,500
Stock option
  granted to
  consultants               --       --        59,976            --          --         --          --             --        59,976
Issued warrants
  for services              --       --            --       814,798    (505,938)        --          --             --       308,860
Warrants expired            --       --     1,391,275    (1,391,275)         --         --          --             --            --
Amortization of
  deferred
  compensation              --       --            --            --     889,962         --          --             --       889,962
Foreign currency
  translation
  adjustment                --       --            --            --          --         --    (110,366)            --      (110,366)
Loss for the year           --       --            --            --          --         --          --     (3,471,891)   (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  May 31, 2004      40,092,993   40,093    15,040,147     2,992,095    (190,375)        --    (162,115)   (15,424,227)    2,295,618
Issuance of common
  stock:
- for cash             240,043      240        66,776            --          --         --          --             --        67,016
- for services       1,118,797    1,119       222,140            --     (70,000)    20,000          --             --       173,259
- for finder's fee
    on private
    placements
    completed in
    prior period        10,000       10           (10)           --          --         --          --             --            --
- in exchange of MI
    shares           3,192,399    3,192       603,363            --          --         --          --             --       606,555
Issued warrants for
  services                  --       --            --       793,938    (793,938)        --          --             --            --
Stock options
  granted for the
  period                    --       --       282,951            --          --         --          --             --       282,951
Amortization of
  deferred
  compensation              --       --            --            --     473,319         --          --             --       473,319
Foreign currency
  translation
  adjustment                --       --            --            --          --         --      (5,589)            --        (5,589)
Loss for the period         --       --            --            --          --         --          --     (3,539,429)   (3,539,429)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  February 28, 2005  44,654,232  $44,654  $ 16,215,367   $ 3,786,033   $(580,994)  $ 20,000   $(167,704)  $(18,963,656)  $   353,700
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-2

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                Cumulated
                                                  from
                                                inception
                                               (January 20
                                                  1999) to               NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                February 28                 FEBRUARY 28                        FEBRUARY 28
                                                   2005               2005              2004              2005              2004
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 7)          $  9,823,791      $  1,739,836      $  1,470,936      $    499,582      $    487,799
  Stock-based compensation                        3,769,592           282,951            59,976           282,951            59,976
  Research and development                        4,154,129           755,590           401,514           351,842           160,301
  Depreciation                                      715,010           136,721           109,877            51,574            37,184
  Interest expense                                  879,683                --            12,249                --             1,015
  Licenses acquired charged to operations           479,780                --                --                --                --
------------------------------------------------------------------------------------------------------------------------------------

                                                 19,821,985         2,915,098         2,054,552         1,185,949           746,275
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                            (19,821,985)       (2,915,098)       (2,054,552)       (1,185,949)         (746,275)

IMPAIRMENT OF INTANGIBLE ASSET                   (1,109,983)         (606,555)               --          (606,555)               --

GAIN ON EXTINGUISHMENT OF DEBT                      462,249                --           462,249                --           462,249

INTEREST INCOME                                      54,929             5,161                89               136                89

GAIN (LOSS) ON FOREIGN EXCHANGE                      45,648           (22,937)          (13,928)          (14,319)            2,379
------------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST      (20,369,143)       (3,539,429)       (1,606,142)       (1,806,687)         (281.558)

MINORITY INTEREST SHARE OF LOSS                   1,663,794                --                --                --                --
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                        $(18,705,349)     $ (3,539,429)     $ (1,606,142)     $ (1,806,687)     $   (281,558)
====================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                            $      (0.09)     $      (0.06)     $      (0.04)     $      (0.01)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                              41,220,148        29,019,817        41,532,175        30,797,279
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-3

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------
                                                         Cumulated
                                                           from
                                                         inception
                                                        (January 20
                                                           1999) to               NINE MONTHS ENDED
                                                         February 28                 FEBRUARY 28
                                                            2005               2005              2004
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                               $(18,705,349)     $ (3,539,429)     $ (1,606,142)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                             5,409,857           756,270            59,976
    - stock issued for other than cash                     2,862,902           173,259         1,055,069
    - interest expense on related party loan                 850,000                --                --
    - depreciation                                           715,010           136,721           109,877
    - leasehold improvements written down                     13,300                --                --
    - intangible assets impairment                         1,259,983           606,555                --
    - gain on extinguishment of debt                        (462,249)               --          (450,000)
    - provision for bad debt                                 160,000                --                --
    - minority interest                                   (1,663,794)               --                --
  Changes in non-cash working capital items:
    - other receivable                                      (171,342)            2,245              (788)
    - due from related party                                 (19,187)          (19,187)
    - prepaid expenses and deposits                         (435,332)         (180,115)         (219,856)
    - accounts payable                                       387,964           194,239          (152,443)
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (9,798,237)       (1,869,442)       (1,204,307)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                        8,599,034            67,016         1,242,692
  Due to related parties                                     850,000           (13,585)           11,178
  Cash acquired in reverse acquisition                        13,824                --                --
  Subscriptions received                                   1,357,310                --                --
  Common stock redemption                                   (120,000)               --                --
  Loan payable                                               500,000                --                --
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       11,200,168            53,431         1,253,870
---------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                    (200,000)               --                --
  Purchase of plant and equipment                           (991,893)         (212,912)           (5,879)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (1,191,893)         (212,912)           (5,879)
---------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                             (210,020)           (5,589)           (6,921)
---------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  18        (2,034,512)           36,763)
CASH AND CASH EQUIVALENTS, beginning of period                    --         2,034,530            11,614
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                $         18      $         18      $     48,377
=========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   F-4

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2004 Annual Report on Form 10-K for the year ended May 31, 2004.

2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $18,705,349 as of February 28, 2005. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financials statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       INVESTMENT ADVANCES

         As of February 28, 2005, investment advances of $273,400 were made to a foreign research and development company. Of this amount, $198,400 was used for working capital purposes and the balance of $75,000 will be applied to the acquisition of the company upon completion. These advances are guaranteed by promissory notes payable upon demand without interest.

         The Company completed the acquisition on March 14, 2005 (see note 11).

4.       PROPERTY AND EQUIPMENT

                                                                  February 28, 2005
                                                  ------------------------------------------------
                                                                   Accumulated         Net book
                                                        Cost       Amortization         value
         -----------------------------------------------------------------------------------------
         Furniture and fixtures                   $     39,405     $     37,560      $      1,845
         Computer equipment                            105,607          100,349             5,258
         Laboratory equipment                          785,409          538,771           246,638
         Leasehold improvements                         49,158           49,158                --
         -----------------------------------------------------------------------------------------
                                                  $    979,579     $    725,838      $    253,741
         =========================================================================================


                                                                   May 31, 2005
                                                  ------------------------------------------------
                                                                   Accumulated         Net book
                                                        Cost       Amortization         value
         -----------------------------------------------------------------------------------------

         Furniture and fixtures                   $     39,405     $     30,654      $      8,751
         Computer equipment                            101,858           98,881             2,977
         Laboratory equipment                          573,378          409,456           163,922
         Leasehold improvements                         49,158           47,259             1,899
         -----------------------------------------------------------------------------------------
                                                  $    763,799     $    586,250      $    177,549
         =========================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the nine month period ended February 28, 2005, a total of 240,043 Regulation S stocks have been issued for a total net value of $67,016. 30,000 shares are issued as commission.

                  (ii) During the nine month period ended February 28, 2005, the Company issued an aggregate of 540,797 common shares for consulting, research and development, and employee services for a total value of $93,215.

                  (iii) On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 common shares of M-I Vascular Innovations, Inc. on a one-for-one basis. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003. The exchange was accounted for using the step purchase method and accordingly the purchase price of $606,555, being the fair market value of the Company's shares at the time of exchange, was allocated to intangible assets - undergo research and development as the fair value of net assets acquired in the above noted share exchange was nil.

                           In accordance with SFAS No. 142, the research and development arising from the share for share exchange has been written down to nil at period end as the future benefit of the research and development can not be determined at its current stage.

                  (iv) During the 3-month period, the Company issued 300,000 common shares for legal services for a total value of $69,000.

                  (v) On December 8, 2004, the Company issued a total of 48,000 shares as stock bonuses to employees for a total value of $11,040.

                  (vi) On February 15, 2005, the Company entered into a Consulting Agreement whereby the Company will issue 100,000 common shares for compensation for services over a 12-month period. These shares were issued on March 14, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY  (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                                      Weighted
                                                                                     Number of        Average
                                                                                      Shares       Exercise price
                                                                                ----------------------------------
                   Balance, May 31, 2003                                             10,717,821             0.62

                   Issued - private placement                                         2,181,164             0.75
                   Issued - finders' fees                                                55,714             0.60
                   Issued - services rendered                                         3,375,000             0.40
                   Extended                                                             381,800             0.75
                   Exercised                                                         (2,100,000)           (0.20)
                   Expired                                                           (5,225,050)           (0.75)
                                                                                ----------------------------------

                   Balance, May 31, 2004                                              9,386,449             0.60
                                                                                ==================================

                   Issued - finders' fees                                                10,000             0.60
                   Issued - services rendered                                         4,570,000             0.34
                   Expired                                                           (6,037,506)           (0.75)
                                                                                ----------------------------------

                   Balance, February 28, 2005                                         7,928,943             0.60
                                                                                ==================================

                  The Company also has the following Series' warrants outstanding:

                                                                                                      Weighted
                                                                                     Number of        Average
                                                                                      Shares       Exercise price
                                                                                ----------------------------------

                   Series "A"                                                         3,374,999             0.66
                   Series "B"                                                         5,062,496             0.69
                   Series "C"                                                           674,997             0.66
                                                                                ----------------------------------

                   Balance, May 31, 2004 and February 28, 2005                        9,112,492             0.68
                                                                                ==================================

                  On January 12, 2005, the Board of Directors approved the extension of the expiry date of 5,062,496 warrants outstanding from January 13, 2005 to April 13, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY  (continued)

         (c)      Stock Options

                  The Company's 2001 Incentive Stock Options Plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. In addition to the existing stock option plan, on September 13, 2004, the Company approved its 2004 Incentive Stock Option Plan to issue up to 5,000,000 shares of the Company's shares to employees, officers, directors and consultants. Incentive benefits granted under both plans may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant.

                  In the period ended February 28, 2005, the Company granted a total of 2,900,000 stock options to employee, directors, officers and consultants under the 2001 and 2004 Incentive Stock Option Plans. 1,450,000 options granted to employees, directors and officers have an exercise price of $0.20 per share, being vested immediately and expire five years from the date of grant. 1,450,000 options granted to consultants have exercise prices ranging from $0.20 to $0.30 per share, vest over a period as stated in the agreement or in the Plan under which they were granted. These options expire four to five years from date of grant.

                  Summary of employee stock options information for the period ended February 28, 2005 is as follows:

                                                                                                       Weighted
                                                                                                       Average
                                                                                     Shares         Exercise price
                  -------------------------------------------------------------------------------------------------
                  Options outstanding, May 31, 2003                                4,175,000                  0.53

                  Options granted                                                    995,000                  0.35
                  Options exercised                                                 (100,000)              (0.335)
                  Options cancelled                                                 (565,000)              (0.742)
                  Options expired                                                   (250,000)              (0.668)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2004                                4,255,000                  0.47

                  Options granted                                                  2,900,000                  0.26
                  Options expired                                                   (300,000)                (1.00)
                  -------------------------------------------------------------------------------------------------

                  Options outstanding, February 28, 2005                           6,855,000                  0.35
                  =================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

                  The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted.

                  For disclosure purposes, the fair value of each option granted to employees and directors have been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.5%, dividend yield 0%, volatility of 83%, and expected lives of 5 years.

                  Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models do not necessarily provide reliable measure of the fair value of the Company's stock options.

                  Compensation cost related to the stock options granted to consultants during the period ended February 28, 2005 was charged to operations at their fair value of $282,951.

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  -------------------------------------------------------------------------------------------------
                                                                                   Nine Months          Nine Months
                                                                              February 28 2005     February 28 2004
                  -------------------------------------------------------------------------------------------------
                  Net loss, as reported                                        $   (3,539,429)       $  (1,606,142)
                    Add: Stock-based employee compensation expense
                      included in reported net income, net of related
                      tax effects                                                     191,716               59,976
                    Deduct: Total stock-based employee compensation
                      expense determined under fair value based method
                      for tax all awards, net of related tax effects                 (282,951)            (262,429)
                  -------------------------------------------------------------------------------------------------

                  Pro-forma loss for the period                                $   (3,649,664)       $  (1,808,595)
                  =================================================================================================

                  Pro-forma basic and diluted loss per share                            (0.09)               (0.06)
                  =================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY  (continued)

                  The following summarizes information about the stock options outstanding and exercisable at February 28, 2005:

                                         Options Outstanding                                Options Exercisable
                                                            Weighted
                                                             Average          Weighted                       Weighted
                       Range of                             Remaining          Average                       Average
                       Exercise               Number        Contractual        Exercise        Number        Exercise
                        Prices             Outstanding       Life (yr)          Price       Exercisable       Price
                  -----------------------------------------------------------------------------------------------------
                           $ 0.17                950,000         2.20           $ 0.17           950,000        $ 0.17
                           $ 0.20              1,400,000         4.96           $ 0.20         1,400,000        $ 0.20
                           $ 0.21                500,000         3.15           $ 0.21           500,000        $ 0.21
                           $ 0.30              2,170,000         4.21           $ 0.30         1,330,000        $ 0.30
                           $ 0.40                125,000         4.20           $ 0.40           125,000        $ 0.40
                           $ 0.50                550,000         2.54           $ 0.50           550,000        $ 0.50
                           $ 0.55                650,000         2.75           $ 0.55           650,000        $ 0.55
                           $ 1.00                510,000         1.80           $ 1.00           510,000        $ 1.00
                  -----------------------------------------------------------------------------------------------------

                   $0.17 - $1.00               6,855,000         3.55           $ 0.35         6,015,000        $ 0.35
                  =====================================================================================================

7.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at fair market values were as follows:

         (a) During the nine month period ended February 28, 2005, the Company paid or accrued $204,598 of management and consulting fees to two directors and officers of the Company.

         (b)      As at February 28, 2005, an amount of $23,777 (2004 - $13,585)
                  was due to the Chief Executive Officer of the Company.

         (c) As at February 28, 2005, an amount of $19,187 (2004 - $nil) was due from the Chief Financial Officer of the Company.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                              NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                 FEBRUARY 28                          FEBRUARY 28
                                                                2005               2004             2005             2004
                                                    -----------------------------------------------------------------------
         Legal                                      $         157,079    $      142,418    $      55,924     $      (2,144)
         Public relations, financing and
           corporate development                              405,410           460,825           16,124            187,854
         Management fees                                      188,911           171,927           63,544             58,244
         Consulting                                           607,331           469,847          249,082            207,063
         Operating expenses                                   381,105           225,919          114,908             36,782
                                                    -----------------------------------------------------------------------

                                                    $       1,739,836    $    1,470,936    $     499,582     $      487,799
                                                    =======================================================================

9.       RESEARCH AND DEVELOPMENT

         During the period ended February 28, 2005, the Company amended their Collaborative Research Agreement ("Agreement") with the University of British Columbia ("UBC") to extend the agreement from December 1, 2004 to November 30, 2006. The Agreement also amended the research commitment costs to CDN$400,400, being payable over the term of the contract at various stipulated intervals.

         The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program from the National Research Council Canada.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


10.      SUBSEQUENT EVENTS

         (a) On March 1, 2005, the Company issued an aggregate of 74,717 common shares for consulting and research and development services for a total value of $20,921 and 300,000 common shares for legal services to be rendered in the future for a total value of $90,000.

         (b) On March 7, 2005, the Company issued 82,468 common shares for research and development and employee services for a total value of $24,740.

         (c) On March 15, 2005, the Company granted 300,000 stock options to a Director and Officer of the Company under the Company's 2001 Incentive Stock Option Plan. The options have an exercise price of $0.30, being vested immediately and expire 5 years from date of grant.

         (d) On various days in March and April 2005, the Company issued 1,291,880 shares pursuant to an exercise of stock purchase warrants at a price of $0.26 per share, for total proceeds of $335,889.

         (e) On March 24, 2005, 75,000 common shares were issued pursuant to stock options exercised for total proceeds of $22,500.

         (f) On March 24, 2005, the Company issued 10,000 shares pursuant to an exercise of stock purchase warrants at a price of $0.66 per share, for total proceeds of $6,600.

         (g) On March 11, 2005, the Company entered into a Letter of Engagement ("Letter") with Casimir Capital LP ("Casimir") under which, Casimir shall receive a placement fee equal to ten percent (10%) of the aggregate gross proceeds in each closing of the sale of securities in a private placement financing for which Casimir will act as Placement Agent ("Agent"). Also as compensation under the Letter, the Company shall sell to Casimir or its designees, for nominal consideration, warrants to purchase the number of shares of Common Stock of the Company equal to fifteen percent (15%) of the shares of Common Stock underlying the warrants sold to investors in the private placement. The warrants sold to Casimir will have a term of five (5) years and an exercise price of $0.25 per share and each warrant will entitle the holder to purchase one share of the Company's common stock. The warrants shall be exercisable for cash or in a cashless exercise for their entire term.

                  The private offering will be conducted through a bridge debenture financing. Warrants will be issued in connection to the bridge financing, together with a series of convertible senior debentures. The warrants that will be sold to investors will have a term of five (5) years and an exercise price of $0.25 per share and each warrant will entitle the holder to

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


10.      SUBSEQUENT EVENTS  (continued)

                  purchase one share of the Company's common stock. The warrants will be tied to the amount invested in the Debentures (up to $1,00,000), and have fifty percent (50%) warrant coverage, which will allow for the purchase of up to 2,000,000 shares of the Common Stock of the Company.

                  The Debentures will become due and payable in one installment upon the earlier of (1) 180 days from the date of closing of the offering and (ii) the closing of a financing or series of related financings in the Company in the aggregate of $500,000. Up to $1,000,000 in Debentures will be offered and they will be convertible at $0.25 per share of common stock, to allow for the purchase of up to 4,000,000 shares of the Common Stock of the Company. On 15 March 2005, the Company closed on the amount of $805,000, which resulted in Debentures that are convertible into 3.22 million shares and 1.61 million share purchase warrants. The warrants are exercisable at $0.25 and have a term of five (5) years.

11.      ACQUISITION OF SAGAX, INC.

         Pursuant to an Acquisition Agreement ("Agreement") dated March 14, 2005, the Company acquired SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. The Company agreed to issue 4,200,000 restricted common shares in exchange for all of the issued and outstanding shares of SagaX. 2,000,000 of the shares will be issued within 30 days of the effective date of this Agreement, 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE March approval relating to SagaX's products. The Company also agreed to finance up to $730,000 for SagaX's research in 2005. The allocation of the purchase price has not been finalized as the Company is in the process of valuation of certain intangible assets.

12.      ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

         On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. Pursuant to the Letter, the Company shall issue 44,500,000 shares of the Company's common stock, in exchange for 100% of the outstanding equity of SMT.

         In additional, if the SMT operations achieve at least $90 million in sales within 36 months of the closing of the Acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock. If the SMT operations achieve $180 million or more in sales within 36 months of the closing Acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock so that the SMT shareholders receive an aggregate of 4,450,000 shares of the outstanding shares of the Company's common stock. SMT is in the business of manufacturing, marketing and distributing bare metal and drug eluting stents.

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

PLAN OF OPERATIONS

INTRODUCTION
------------

Over the next twelve months, the Company plans to continue to conduct research on and develop coatings for stents and other medical devices. This research is described more fully below. The Company believes that it cannot satisfy its cash requirements for the next twelve months and will likely have to raise additional funds.

There are no significant changes in the number of employees expected in the next twelve months.

On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India, a company that develops drug eluting stents. The Company intends to complete the share acquisition within the next twelve months. Pursuant to the Letter, the Company shall issue 44,500,000 shares of the Company's common stock, which is equal to 50% of the outstanding share after acquisition, in exchange for 100% of the outstanding equity of SMT. Further Common stock of the Company will be issued to SMT shareholders if certain sales targets are met. For more details, please see the notes to the financials statements in this form.

The Company is developing fully biocompatible coatings for drug delivery on stents and other medical devices with the intent of providing healing solutions for cardiovascular and other disorders. In particular, the Company is developing proprietary biocompatible coatings using hydroxyapatite as the next generation of advanced coatings for medical devices and drug delivery technologies. The Company's core technologies are the basis for the following products that are in various stages of development:

         1. Biocompatible passive coating for stents and drug delivery applications; and,

         2. Drug-eluting stent coating- in preclinical development.

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

After completing development of these products, MIVT will have transitioned itself into a drug-delivery device company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

INTELLECTUAL PROPERTY RIGHTS
----------------------------

MIVT has exclusive worldwide rights to the HAp coating technology from UBC for use on stents and other medical devices, including the rights to manufacture and market coated products using these technologies. To date, UBC has two patents granted and one patent pending on novel coating technologies that MIVT intends to use for its stent coating and for additional medical devices. In addition, MIVT applied for two more patents developed in-house by its R & D team. Another four patents are being prepared for filing with U.S. Patent and Trademark Office (USPTO) in 2005. UBC and MIVT's portfolio of issued and pending patents is described below.

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

         o Calcium Phosphate Coated Stents and Implantable Medical Devices. U.S. provisional application 60/410,307, was filed by UBC on September 13, 2002. This invention relates to novel calcium phosphate coated implantable medical devices and processes. These calcium phosphate coatings are designed to minimize the immune response to the implant (e.g., restenosis in stenting procedures) and can be used to store and release a medicinally active agent in a controlled manner. Such coatings can be applied to any implantable medical devices and are useful for a number of medical procedures including, but not limited to, angioplasty, cardiovascular stenting, urethral stenting, and catheterization.

MIVT
----

         o Laser-cut stent. MIVT filed patent applications internationally in 2000 for its laser-cut bare stent. The patent describes the modular design of the cardiovascular stent and its method of manufacture. The patented arrangement results in the stent having optimal longitudinal flexibility as well as radial stability.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the nine months ended February 28, 2005, the Company posted loss from operations of $2,915,098 and a net loss of $3,539,429, compared to a loss from operations of $2,054,552 and a net loss of $1,606,142 for the nine months ended February 28, 2004. Most of the difference in net loss is attributable to an increase in research and development expenses during the period.

Working capital decreased from $2,118,069 at the Company's last fiscal year end on May 31,2004 to a deficit of $173,441 (February 28, 2005). The decrease in working capital is due primarily to decreases in cash and cash equivalents stemming from financing activities and increases in research and development expenses.

The Company's main focus during the nine months ended February 28, 2005, was corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,739,836 during the nine months ended February 28, 2005, compared to $1,470,936 for the nine months ended February 28, 2004. The slight increase reflects increases in Consulting and Operating expenses.

RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the nine months ended February 28, 2005, to $755,590 compared to $401,514 for the nine months ended February 28, 2004. These increases mainly reflect the Company's increase in research and development on its coating technology.

DEPRECIATION EXPENSE

Depreciation expenses increased to $136,721 during the nine months ended February 28, 2005, compared to $109,877 for the nine months ended February 28, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. The Company currently has a working capital deficit (current assets less current liabilities) of $173,441. Additional capital is needed for the Company to successfully achieve its business goals.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of February 28, 2005, the Company had a working capital deficit of $173,441.

Cash flow provided by financing activities for the nine months ended February 28, 2005 amounted to $53,431 compared to $1,253,870 for the same period in 2004.

The Company issued 4,580,000 warrants and 1,128,797 common shares for commissions, finders' fees and to consultants, officers, and directors, and others for services during the nine months ended February 28, 2005. 100,000 of the common shares included in this total were agreed to in a Consulting Agreement on February 15, 2005 but not actually issued until March 14, 2005.

WARRANTS

As at February 28, 2005, the Company has outstanding warrants to purchase 17,041,435 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                                                                         Weighted
                                                                                                          Average
                                                                                Number of Shares   Exercise price
                                                                                ----------------  ---------------
                   Balance, May 31, 2003                                             10,717,821             0.62

                   Issued - private placement                                         2,181,164             0.75
                   Issued - finders' fees                                                55,714             0.60
                   Issued - services rendered                                         3,375,000             0.40
                   Extended                                                             381,800             0.75
                   Exercised                                                         (2,100,000)           (0.20)
                   Expired                                                           (5,225,050)           (0.75)
                                                                                ----------------  ---------------

                   Balance, May 31, 2004                                              9,386,449             0.60
                                                                                ================  ===============

                   Issued - finders' fees                                                10,000             0.60
                   Issued - services rendered                                         4,570,000             0.34
                   Expired                                                           (6,037,506)           (0.75)
                                                                                ----------------  ---------------

                   Balance, February 28, 2005                                         7,928,943             0.60
                                                                                ================  ===============

                  The Company also has the following Series' warrants outstanding:

                                                                                                         Weighted
                                                                                                          Average
                                                                                Number of Shares   Exercise price
                                                                                ----------------  ---------------

                   Series "A"                                                         3,374,999             0.66
                   Series "B"                                                         5,062,496             0.69
                   Series "C"                                                           674,997             0.66
                                                                                ----------------  ---------------

                   Balance, May 31, 2004 and February 28, 2005                        9,112,492             0.68
                                                                                ================  ===============

On January 12, 2005, the Board of Directors approved the extension of the expiry date of 5,062,496 warrants outstanding from January 13, 2005 to April 13, 2005.

STOCK-BASED COMPENSATION

The Company's 2001 Incentive Stock Options Plan provides for the grant of incentive stock options for up to 5,000,000 common shares to employees, consultants, officers and directors of the Company. In addition to the existing stock option plan, on September 13, 2004, the Company approved its 2004 Incentive Stock Option Plan to issue up to 5,000,000 shares of the Company's shares to employees, officers, directors and consultants. Incentive benefits granted under both plans may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant.

As at February 28, 2005, the Company has 6,855,000 options outstanding. Of theses options, 2,900,000 were granted and 300,000 expired during the nine month period ended February 28, 2005. 1,450,000 options granted to employees, directors and officers have an exercise price of $0.20 per share, being vested immediately and expire five years from the date of grant. 1,450,000 options granted to consultants have exercise prices ranging from $0.20 to $0.30 per share, vest over a period as stated in the agreement or in the Plan under which they were granted. These options expire four to five years from date of grant.

The following table summarizes information about the stock options issued by the
Company:

                                                  Number of     Weighted Average
                                                   Options       Exercise Price
                                                  ---------      --------------

Options outstanding - May 31, 2004                4,255,000          $0.47
Balance, end of period - February 28, 2005        6,855,000          $0.35

CASH POSITION

At February 28, 2004, the Company had cash and cash equivalents of $48,377 compared to a cash position of $18 at February 28, 2005. The decrease in the Company's cash position is due to a decrease in the Company's financing activities and an increase in expenses.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased in the nine months ended February 28, 2005 to $365,110 compared to $184,456 in the last fiscal year ended May 31, 2004.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$18 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility, completing laboratory and preclinical testing on its stent coatings and the overall running of the company. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

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

The Company currently has 6 full time employees and only three full-time officers and directors. In addition, the Company has entered into consulting agreements with three individuals who are also Directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

BECAUSE WE MAY NOT BE ABLE TO OBTAIN PATENTS FOR THE COATINGS WE ARE CURRENTLY RESEARCHING, WE MAY NOT BE ABLE TO PROTECT THE INTELLECTUAL PROPERTY RIGHTS.

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

The Company's business exposes it to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products. While the Company will take precautions it deems to be appropriate to avoid product liability suits against it, there can be no assurance that it will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. The Company has not yet sought to obtain product liability coverage. The Company intends to obtain such coverage when it is apparent that the MIVT Stent or other products developed by the Company will be marketable. There can be no assurance that it will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against the Company may exceed any insurance coverage secured by the Company, and could have a material adverse effect on the Company's results or ability to continue marketing its products.

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

There can be no assurances that any required capital can be obtained on terms favorable to the Company

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of February 28, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2005, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN MA
-------

As disclosed in the Company's prior filings, the Company was the Appellate in an action in the British Columbia Court of Appeal.

On September 22, 2004 the British Columbia Court of Appeal dismissed with costs two appeals of MIV Therapeutics, Inc. (the "Company") seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003 whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company. On December 29, 2004, the Company issued 3,192,399 common shares to exchange for Mr. Ma's 3,192,399 common shares of M-I Vascular Innovations, Inc. The share exchange took place on January 14, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the nine month period ended February 28, 2005, a total of 240,043 unregistered shares were issued under Regulation S private placement transactions and were issued for a total value of $67,016. 30,000 of the shares were issued as commission. The remainder of the proceeds was used in working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
10.1 Acquisition Agreement between Shimoco LLC, Saga X, Inc. and MIV Therapeutics, Inc., effective March 14, 2005 (2)
31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO

-------------------
(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed on April 25, 2000.
(2) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s Form 8K filed on March 18, 2005.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          MIV Therapeutics, Inc.


                                                          /s/ Alan Lindsay
         Date:  April 14, 2005                            ----------------------
                                                          Alan Lindsay
                                                          President



                                                          /s/ Patrick McGowan
         Date:  April 14, 2005                            ----------------------
                                                          Patrick McGowan
                                                          CFO