Form 10KSB/A
period 2004-05-31
MIV THERAPEUTICS INC
filed 2005-05-23
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT #1 TO
                                   FORM 10-KSB


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


Item 7.       Financial Statements and Supplementary Data....................................25


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


ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2004, the end of the period to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of MIV Therapeutics' disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, the Company's executive and financial officers concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls subsequent to the date we carried out the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PATRICK A. MCGOWAN, Chief Financial Officer, Secretary, age 65.

Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. >From November 1, 2001 to the present, he has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial representatives and handles the day to day business operations of the Company. >From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc., an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American Petro-Hunter including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American Petro-Hunter is currently listed on the OTCBB under the stock symbol AAPH. During the past 52 weeks, the price of common shares of AAPH has ranged from $0.25 to $0.20 per share. The current trading price of the shares $0.13 as of February 17, 2004.

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

Date:  May 20, 2005           MIV THERAPEUTICS, INC.


                              /s/ Alan P. Lindsay
                              ----------------------
                              Alan P. Lindsay
                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                   Director                  May 20, 2005
------------------------
Alan P. Lindsay


/s/ Patrick McGowan                   Director                  May 20, 2005
------------------------
Patrick McGowan

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

                         [MORGAN & COMPANY LETTERHEAD]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of MIV Therapeutics Inc.
(A Development Stage Company)

We have audited the consolidated balance sheet of MIV Therapeutics Inc. (a development stage company) as at May 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended May 31, 2003 and 2002, and the cumulative data from January 20, 1999 (date of inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from January 20, 1999 (date of inception) to May 31, 2001 were audited by other auditors whose report, dated November 13, 2001, expressed an unqualified opinion, has been furnished to us. Our opinion, in so far as it relates to the amounts included for cumulative data from January 20, 1999 (date of inception) to May 31, 2001, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MIV Therapeutics Inc. as of May 31, 2003 and 2002, and the results of their operations and its cash flows for the years ended May 31, 2003 and 2002, and the cumulative data from January 20, 1999 (date of inception) to May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                                      2004            2003
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $  2,034,530    $     11,614
  Other receivable                                                      13,336         165,485
  Prepaid expenses and deposits                                        254,659          46,819
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 2,302,525         223,918

INVESTMENT, at cost (Note 4)                                                --          50,000

PROPERTY AND EQUIPMENT, net (Note 7)                                   177,549         312,179
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                      $  2,480,074    $    586,097
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                $    170,871    $    448,959
  Due to related parties (Note 9)                                       13,585         136,983
-----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              184,456         585,942

LOAN PAYABLE (Note 5)                                                       --         500,000
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      184,456       1,085,942
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 8)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         40,092,993 common shares at May 31, 2004 and
         24,577,047 common shares at May 31, 2003                       40,093          24,577

ADDITIONAL PAID-IN CAPITAL                                          15,040,147       9,403,308

WARRANTS                                                             2,992,095       2,093,760

DEFERRED COMPENSATION                                                 (190,375)        (48,649)

COMMON STOCK ISSUABLE                                                       --          31,244

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                   (15,424,227)    (11,952,336)

ACCUMULATED OTHER COMPREHENSIVE INCOME                                (162,115)        (51,749)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              2,295,618        (499,845)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  2,480,074    $    586,097
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------



                                                 Common Stock            Additional                      Deferred
                                         ----------------------------     Paid-in                        Compen-
                                             Shares           Amount      Capital        Warrants        sation
------------------------------------------------------------------------------------------------------------------
                                                            $           $              $               $
BALANCE, January 20, 1999                          --             --             --             --             --
Issuance of common stock for cash          12,217,140         12,217        920,826             --             --
Common shares issuable pursuant
   to anti-dilution provision                      --             --             --             --             --
Comprehensive income (loss)
  Loss for the period                              --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999                      12,217,140         12,217        920,826             --             --
Issuance of common stock:                          --
- for cash                                    828,350            828        435,598        257,794             --
- for services                                420,000            420        287,700             --             --
- for settlement of agreement                  99,500            100         68,157             --             --
Common shares issuable pursuant
   to anti-dilution provision                      --             --             --             --             --
Subscriptions received                             --             --             --             --             --
Stock options granted                              --             --         54,600             --        (54,600)
Amortization of stock-based
  Compensation                                     --             --             --             --         23,780
Comprehensive income (loss)
  Loss for the year                                --             --             --             --             --
Foreign currency translation                       --             --             --             --             --
adjustment
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000                      13,564,990         13,565      1,766,881        257,794        (30,820)
------------------------------------------------------------------------------------------------------------------
                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                          Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, January 20, 1999                       --             --             --                --
Issuance of common stock for cash               --             --             --           933,043
Common shares issuable pursuant
   to anti-dilution provision               45,676             --             --            45,676
Comprehensive income (loss)
  Loss for the period                           --             --       (179,544)         (179,544)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999                       45,676             --       (179,544)          799,175
Issuance of common stock:
- for cash                                      --             --             --           694,220
- for services                                  --             --             --           288,120
- for settlement of agreement                   --             --             --            68,257
Common shares issuable pursuant
   to anti-dilution provision              210,487             --             --           210,487
Subscriptions received                     249,800             --             --           249,800
Stock options granted                           --             --             --                --
Amortization of stock-based
  Compensation                                  --             --             --            23,780
Comprehensive income (loss)
  Loss for the year                             --             --     (1,602,492)       (1,602,492)
Foreign currency translation                    --           (731)            --              (731)
adjustment
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000                      505,963           (731)    (1,782,036)          730,616
---------------------------------------------------------------------------------------------------


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------
                                                 Common Stock            Additional                      Deferred
                                         ----------------------------     Paid-in                        Compen-
                                             Shares           Amount      Capital        Warrants        sation
------------------------------------------------------------------------------------------------------------------
                                                            $           $              $               $
BALANCE, May 31, 2000                      13,564,990         13,565      1,766,881        257,794        (30,820)
Issuance of common stock:
- for cash                                  1,865,000          1,865      1,119,743        540,492             --
- for settlement of agreement                  62,000             62         42,470             --             --
- for conversion of subscription
    Receivable                                269,800            270        164,813         84,717             --
Common shares issuable                             --             --             --             --             --
Subscriptions received                             --             --             --             --             --
Stock options granted                              --             --        112,600             --             --
Common shares issuable pursuant
   to anti-dilution provision                      --             --             --             --             --
Amortization of stock-based
  Compensation                                     --             --             --             --         20,183
Beneficial conversion on related
   party loan                                      --             --        850,000             --             --
Comprehensive income (loss)
  Loss for the year                                --             --             --             --             --
Foreign currency translation adjustment            --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

Balance prior to recapitalization          15,761,790         15,762      4,056,507        883,003        (10,637)
Minority interest of M-I Vascular
  Innovations, Inc.                        (6,751,790)        (6,752)    (1,792,374)      (113,776)            --
------------------------------------------------------------------------------------------------------------------

Total relating to final M-I Vascular
  Innovations, Inc., May 15, 2001           9,010,000          9,010      2,264,133        769,227        (10,637)
DBS Holdings, Inc. (MIV Therapeutics,
  Inc.) shareholders at May 15, 2001       11,085,500         11,086        150,104             --             --
Share redemption pursuant to share
  exchange and financial agreement         (5,500,000)        (5,500)      (150,104)            --             --
Subscriptions received                             --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001                      14,595,500         14,596      2,264,133        769,227        (10,637)
------------------------------------------------------------------------------------------------------------------
                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                           Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, May 31, 2000                      505,963           (731)    (1,782,036)          730,616
Issuance of common stock:
- for cash                                      --             --             --         1,662,100
- for settlement of agreement                   --             --             --            42,532
- for conversion of subscription
    Receivable                            (249,800)            --             --                --
Common shares issuable                      53,100             --             --            53,100
Subscriptions received                      57,825             --             --            57,825
Stock options granted                           --             --             --           112,600
Common shares issuable pursuant
   to anti-dilution provision               25,147             --             --            25,147
Amortization of stock-based
  Compensation                                  --             --             --            20,183
Beneficial conversion on related
   party loan                                   --             --             --           850,000
Comprehensive income (loss)
  Loss for the year                             --             --     (3,911,601)       (3,911,601)
Foreign currency translation adjustment         --         30,027             --            30,027
---------------------------------------------------------------------------------------------------

Balance prior to recapitalization          392,235         29,296     (5,693,637)         (327,471)
Minority interest of M-I Vascular
  Innovations, Inc.                       (392,235)            --      1,744,526          (560,611)
---------------------------------------------------------------------------------------------------

Total relating to final M-I Vascular
  Innovations, Inc., May 15, 2001               --         29,296     (3,949,111)         (888,082)
DBS Holdings, Inc. (MIV Therapeutics,
  Inc.) shareholders at May 15, 2001            --             --       (193,910)          (32,720)
Share redemption pursuant to share
  exchange and financial agreement              --             --        (64,396)         (220,000)
Subscriptions received                   1,070,000             --             --         1,070,000
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001                    1,070,000         29,296     (4,207,417)          (70,802)
---------------------------------------------------------------------------------------------------


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------



                                                 Common Stock            Additional                      Deferred
                                         ----------------------------     Paid-in                        Compen-
                                             Shares           Amount      Capital        Warrants        sation
------------------------------------------------------------------------------------------------------------------
                                                            $           $              $               $
BALANCE, May 31, 2001                      14,595,500         14,596      2,264,133        769,227        (10,637)
Issuance of cmmon stock:
- for subscription received                   713,333            713      1,015,110         54,177             --
- for cash                                     35,000             35         51,774            691             --
- for settlement of related party loan      1,133,333          1,133        522,599        326,268             --
- for finders' fees                           113,334            113        236,755             --             --
- for services rendered                        75,000             75        164,925             --             --
Stock option granted                               --             --      2,552,073             --       (322,439)
Expiration of warrants                             --             --         54,868        (54,868)            --
Amortization of stock-based
  compensation                                     --             --             --             --        248,331
Subscriptions received                             --             --             --             --             --
Comprehensive income (loss)
  Loss for the year                                --             --             --             --             --
Foreign currency translation adjustment            --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002                      16,665,500         16,665      6,862,237      1,095,495        (84,745)
Issuance of common stock:
- for cash                                  2,452,523          2,453        649,251        243,054             --
- for services rendered                     1,789,777          1,790        538,251             --        (13,333)
- for license fee                             750,000            750        186,750         61,927             --
- for subscriptions received                  640,165            640        193,499             --             --
- for settlement of debt                      235,294            235        110,600             --             --
- in exchange of MI shares                  2,043,788          2,044        639,299             --             --
Stock option granted                               --             --        257,032             --         (5,975)
Subscriptions received                             --             --             --             --             --
Warrants issued for services                       --             --             --        659,673        (29,341)
M-I warrants exchanged                             --             --        (33,611)        33,611             --
Amortization of stock-based                        --
  compensation                                     --             --             --             --         84,745
Foreign currency translation adjustment            --             --             --             --             --
Loss for the year                                  --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                      24,577,047         24,577      9,403,308      2,093,760        (48,649)
------------------------------------------------------------------------------------------------------------------
                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                          Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, May 31, 2001                    1,070,000         29,296     (4,207,417)          (70,802)
Issuance of cmmon stock:
- for subscription received              1,070,000)            --             --                --
- for cash                                      --             --             --            52,500
- for settlement of related party loan          --             --             --           850,000
- for finders' fees                             --             --             --           236,868
- for services rendered                         --             --             --           165,000
Stock option granted                            --             --             --         2,229,634
Expiration of warrants                          --             --             --                --
Amortization of stock-based
  compensation                                  --             --             --           248,331
Subscriptions received                     256,066             --             --           256,066
Comprehensive income (loss)
  Loss for the year                             --             --     (3,929,466)       (3,929,466)
Foreign currency translation adjustment         --        (56,211)            --           (56,211)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002                      256,066        (26,915)    (8,136,883)          (18,080)
Issuance of common stock:
- for cash                                      --             --             --           894,758
- for services rendered                         --             --             --           526,708
- for license fee                               --             --             --           249,427
- for subscriptions received              (256,066)            --             --           (61,927)
- for settlement of debt                        --             --             --           110,835
- in exchange of MI shares                      --             --       (642,042)             (699)
Stock option granted                            --             --             --           251,057
Subscriptions received                      31,244             --             --            31,244
Warrants issued for services                    --             --             --           630,332
M-I warrants exchanged                          --             --             --                --
Amortization of stock-based
  compensation                                  --             --             --            84,745
Foreign currency translation adjustment         --        (24,834)            --           (24,834)
Loss for the year                               --             --     (3,173,411)       (3,173,411)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                       31,244        (51,749)   (11,952,336)         (499,845)
---------------------------------------------------------------------------------------------------


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------



                                                 Common Stock            Additional                      Deferred
                                         ----------------------------     Paid-in                        Compen-
                                             Shares           Amount      Capital        Warrants        sation
------------------------------------------------------------------------------------------------------------------
                                                            $           $              $               $
BALANCE, May 31, 2003                      24,577,047         24,577      9,403,308      2,093,760        (48,649)
Issuance of common stock:
- for private placements and
    subscriptions                           9,423,079          9,423      1,531,890      2,026,549             --
- for services                              2,394,456          2,395      1,145,731             --       (525,750)
- for settlement of debt                      100,000            100         11,900             --             --
- in exchange of MI shares                  1,398,411          1,398        502,030             --             --
- for warrants exercised                    2,100,000          2,100        960,637       (551,737)            --
- for options exercised                       100,000            100         33,400             --             --
Stock option granted to consultants                --             --         59,976             --             --
issued warrants for services                       --             --             --        814,798       (505,938)
Warrants expired                                   --             --      1,391,275     (1,391,275)            --
Amortization of deferred compensation              --             --             --             --        889,962
Foreign currency translation adjustment            --             --             --             --             --
Loss for the year                                  --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                      40,092,993         40,093     15,040,147      2,992,095       (190,375)
==================================================================================================================

                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                          Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, May 31, 2003                       31,244        (51,749)   (11,952,336)         (499,845)
Issuance of common stock:
- for private placements and
    subscriptions                          (31,244)            --             --         3,536,618
- for services                                  --             --             --           622,376
- for settlement of debt                        --             --             --            12,000
- in exchange of MI shares                      --             --             --           503,428
- for warrants exercised                        --             --             --           411,000
- for options exercised                         --             --             --            33,500
Stock option granted to consultants             --             --             --            59,976
issued warrants for services                    --             --             --           308,860
Warrants expired                                --             --             --                --
Amortization of deferred compensation           --             --             --           889,962
Foreign currency translation adjustment         --       (110,366)            --          (110,366)
Loss for the year                               --             --     (3,471,891)       (3,471,891)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                           --       (162,115)   (15,424,227)        2,295,618
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------
                                                     Cumulated
                                                       from
                                                     inception
                                                    (January 20
                                                     1999) to
                                                      May 31
                                                       2004            2004            2003
-----------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Note 12)            $  8,083,955    $  2,590,779    $  1,762,692
  Stock-based compensation                           3,486,641          59,976          84,745
  Research and development                           3,398,539         709,003         682,015
  Depreciation                                         578,289         146,783         151,850
  Interest expense                                     879,683           3,876          22,603
  Licenses acquired charged to operations              479,780              --         479,780
  Purchased in-process research and development        503,428         503,428              --
-----------------------------------------------------------------------------------------------

                                                    17,410,315       4,013,845       3,183,685
-----------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (17,410,315)     (4,013,845)     (3,183,685)

GAIN ON EXTINGUISHMENT OF DEBT                         462,249         462,249              --

INTEREST INCOME                                         49,767              --              --

GAIN ON FOREIGN EXCHANGE                                68,585          79,705           9,576
-----------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST         (16,829,714)     (3,471,891)     (3,174,109)

MINORITY INTEREST SHARE OF LOSS                      1,663,794              --             699
-----------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                             $(15,165,920)   $ (3,471,891)   $ (3,173,410)
===============================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                       --    $      (0.11)   $      (0.17)
===============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                       --      31,024,826      19,198,962
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                      F-9

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------
                                                             Cumulated
                                                               from
                                                             inception
                                                            (January 20
                                                             1999) to
                                                              May 31
                                                                2004            2004            2003
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                    $(15,165,920)   $ (3,471,891)   $ (3,173,410)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                4,653,587         949,938          84,745
    - stock issued for other than cash                        2,689,643         943,235       1,595,597
    - interest expense on related party loan                    850,000              --              --
    - depreciation                                              578,289         146,783         151,850
    - leasehold improvements written down                        13,300              --              --
    - purchased in-process research and development             503,428         503,428              --
    - intangible assets impairment                              150,000              --         150,000
    - gain on extinguishment of debt                           (462,249)       (462,249)             --
    - provision for bad debt                                    160,000         160,000              --
    - minority interest                                      (1,663,794)             --            (699)
  Changes in non-cash working capital items:
    - other receivable                                         (173,587)         (7,946)         (1,602)
    - prepaid expenses and deposits                            (255,217)       (207,719)        (24,885)
    - accounts payable                                          193,725        (279,851)       (112,604)
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                        (7,928,795)     (1,726,272)     (1,331,008)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                           8,532,018       3,981,118         894,758
  Due to related parties                                        863,585        (123,398)        (27,151)
  Cash acquired in reverse acquisition                           13,824              --              --
  Subscriptions received                                      1,357,310              --          31,244
  Common stock redemption                                      (120,000)             --              --
  Loan payable                                                  500,000              --         500,000
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                    11,146,737       3,857,720       1,398,851
--------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                       (200,000)             --              --
  Purchase of plant and equipment                              (778,981)        (17,078)        (35,931)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (978,981)        (17,078)        (35,931)
--------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                (204,431)        (91,454)        (24,834)
--------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                         2,034,530       2,022,916           7,078
CASH AND CASH EQUIVALENTS, beginning of year                         --          11,614           4,536
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                     $  2,034,530    $  2,034,530    $     11,614
========================================================================================================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
  Debt settlement                                                    --    $    474,249    $    110,835
  Shares issued for service                                          --       1,148,125         540,041
  Warrants issued for service                                        --         814,798         659,673
  Subscriptions received                                             --              --        (256,066)

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

         In fiscal year ended May 31, 2004, the Company issued 1,398,411 common shares in exchange on a one-for-one basis for shares of M-I. The exchange was accounted for using the step purchase method and accordingly the purchase price of $503,428, being the fair market value of the Company's shares at the time of exchange, was allocated to in process research and development. This amount was written off in 2004 in accordance with FASB Interpretation No. 4, "APPLICABILITY OF FASB NO. 2 TO BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD".

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

7.       PROPERTY AND EQUIPMENT

                                                    2004                 2003
                                 ------------------------------------ ----------
                                              Accumulated    Net book  Net book
                                     Cost     Amortization    value     value
         ----------------------- ----------- -------------- --------- ----------

         Furniture and fixtures   $  39,405  $      30,654  $  8,751  $  19,179
         Computer equipment         101,858         98,881     2,977      1,129
         Laboratory equipment       573,378        409,456   163,922    275,203
         Leasehold improvements      49,158         47,259     1,899     16,668
         ----------------------- ----------- -------------- --------- ----------
                                  $ 763,799  $     586,250  $177,549  $ 312,179
         ======================= =========== ============== ========= ==========

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

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (b)   Warrants

               The following table summarizes information about the warrants issued by the Company:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                     Number of Shares    price
                                                     ----------------  ---------

                  Balance, May 31, 2002                    3,693,333       0.75

                  Issued - private placement               3,092,688       0.75
                  Issued - services rendered               3,550,000       0.36
                  Issued - share exchange agreement          381,800       0.75
                                                     ----------------  ---------

                  Balance, May 31, 2003                   10,717,821       0.62

                  Issued - private placement               2,181,164       0.75
                  Issued - finders' fees                      55,714       0.60
                  Issued - services rendered               3,375,000       0.40
                  Extended                                   381,800       0.75
                  Exercised                               (2,100,000)     (0.20)
                  Expired                                 (5,225,050)     (0.75)
                                                     ----------------  ---------

                  Balance, May 31, 2004                    9,386,449       0.60
                                                     ================  =========


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

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (c)   Stock Options (continued)

               A summary of the weighted average fair value of stock options granted during the year ended May 31, 2004 is as follows:

               ---------------------------------------------------------------------------
                                                                        Weighted  Weighted
                                                                         Average   Average
                                                                        Exercise    Fair
                                                                          Price    Value
               ---------------------------------------------------------------------------
               Exercise price equals market price at grant date:
                                                                         $ 0.40    $ 0.40

               Exercise price greater than market price at grant date:   $ 0.50    $ 0.31

               Exercise price less than market price at grant date:      $ 0.30    $ 0.31
               ===========================================================================

               Summary of employee stock options information for the year ended May 31, 2004 is as follows:

               -----------------------------------------------------------------
                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                           Shares       Price
               -----------------------------------------------------------------

               Options outstanding, May 31, 2002           3,575,000      $0.68

               Options granted                             1,290,000       0.43
               Options cancelled                            (690,000)      1.07
               -----------------------------------------------------------------

               Options outstanding, May 31, 2003           4,175,000       0.53

               Options granted                               995,000       0.35
               Options exercised                            (100,000)    (0.335)
               Options cancelled                            (565,000)    (0.742)
               Options expired                              (250,000)    (0.668)
               -----------------------------------------------------------------

               Options outstanding, May 31, 2004           4,255,000       0.47
               =================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (c)   Stock Options (continued)

               The following summarizes information about the stock options outstanding at May 31, 2004:


                      Options Outstanding and exercisable
                    ---------------------------------------
                                                 Weighted
                                                 Average
                                     Number     Remaining
                    Exercise           Of      Contractual
                    Price            Shares    Life (Years)
                    ---------------------------------------

                    $   0.17         900,000       2.95
                        0.21         500,000       3.89
                        0.30         670,000       4.45
                        0.40         125,000       4.95
                        0.50         550,000       3.28
                        0.55         650,000       3.50
                        1.00         860,000       1.74
                    ---------------------------------------

                    $   0.47       4,255,000       3.24
                    =======================================

               Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  ----------------------------------------------------------------------
                                                                  2004         2003
                  ----------------------------------------------------------------------

                  Net loss, as reported                       $(3,471,891) $(3,173,410)
                    Add: Stock-based employee compensation
                    expense included in reported net income,
                    net of related tax effects                      6,700            -

                    Deduct: Total stock-based employee
                    compensation expense determined under
                    fair value based method for all awards,
                    net of related tax effects                   (226,962)    (168,437)
                  ----------------------------------------------------------------------

                  Pro-forma loss for the year                 $ 3,251,629) $(3,341,847)
                  ======================================================================

                  Pro-forma basic and diluted loss per share      (0.10)       (0.17)
                  ======================================================================

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

         Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2004 and 2003:

                                                                  2004            2003
                                                               -----------    -----------

          Income tax benefit at statutory rate                 $(1,156,000)   $(1,117,000)
          Certain non-deductible expenses                          140,000        108,000
          Change in valuation allowance                          1,016,000      1,009,000
                                                               -----------    -----------

                                                               $       --     $       --
                                                               ===========    ===========

         The Company's total deferred tax asset is as follows:

                                                                  2004            2003
                                                               ---------------------------

          Tax benefit relating to net operating
             loss carryforwards
                                                               $ 4,402,000    $ 3,409,000
          Plant and equipment                                      151,000        151,000
          Valuation allowance                                   (4,553,000)    (3,560,000)
                                                               ---------------------------

                                                               $        --    $        --
                                                               ===========================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


11.      COMMITMENTS AND CONTINGENT LIABILITIES


         (a) The Company has obligations under a long-term premises lease for a period of five years from November 1, 2000. The future minimum rent payments are as follows:

                  2005                                               $  120,300
                  2006                                                   50,125
                  --------------------------------------------------------------

                                                                     $  170,425
                  ==============================================================

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

12.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                  2004        2003
                                                                ----------------------

         Legal                                                  $ 146,311  $  238,490
         Public relations, financing and corporate development    772,493     205,551
         Management fees                                          229,996     228,760
         Consulting                                               856,692     744,814
         Bad debt                                                 160,000          --
         Operating expenses                                       425,287     345,077
                                                                ----------------------

                                                                $          $1,762,692
                                                                ======================

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