Form 10QSB/A
period 2004-08-31
MIV THERAPEUTICS INC
filed 2005-05-23
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  AMENDMENT #1
                                   FORM 10-QSB
                                   (Mark One)


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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of August 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared. The registrant's Principal executive officers and principal financial officer have also concluded, based on the evaluation described above, that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

The registrants' principal executive officers and principal financial officer have concluded that there were no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting, subsequent to August 31, 2004, the date of their most recent evaluation of such controls.

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