Form 10KSB/A
period 2004-05-31
MIV THERAPEUTICS INC
filed 2005-07-18
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT #2 TO
                                   FORM 10-KSB


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

History and Development
- -----------------------

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

Product Background
- ------------------

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

Summary of the Company's existing products and future pipeline
- --------------------------------------------------------------

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

Reports to Security Holders
- ---------------------------

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

Objectives
- ----------

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

Industry Background
- -------------------

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

The Market
- ----------

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

Target Market and Marketing Strategy
- ------------------------------------

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

Competition
- -----------

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

Employees
- ---------

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

Real Property
- -------------

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

Intellectual Property And Intangibles
- -------------------------------------

Patents
- -------

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

Domain Names
- ------------

The Company holds a 100% interest in the following domain names:

         o        mivi.ca
         o        mivitherapeutics.com
         o        mivitechnologies.com
         o        mivitech.com
         o        investorservice.com
         o        mivtherapeutics.com
         o        m-i-v.com

Trademarks
- ----------

The Company has applications pending in the United States Patent and Trademark Office and in Canada for protection of the trade name MIV Therapeutics.

ITEM 3.  LEGAL PROCEEDINGS

John Ma
- -------

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

Barry Migliorini and Jack Naventi doing business as National Capital
- --------------------------------------------------------------------

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

PROPOSAL 1.         ELECTION OF DIRECTORS
- -----------

Nominee             Votes For             Votes Against         Votes Abstained

Alan Lindsay        22,438,004               215,394                63,000

Patrick McGowan     22,445,198               208,200                63,000

Daniel Savard       22,555,898                97,500                63,000

Dov Shimon          22,547,398               106,000                63,000

PROPOSAL 2.         RATIFICATION OF APPOINTMENT OF MOORE STEPHENS ELLIS FOSTER
- -----------         LTD., AS INDEPENDENT AUDITOR FOR 2004

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

Plan of Operations
- ------------------

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

Intellectual Property
- ---------------------

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

General & Administrative Expenses
- ---------------------------------

General and administrative expenses increased to $2,590,779 during the year ended May 31, 2004, compared to $1,762,692 for the year ended May 31, 2003.

The following table compares the General and Administrative expenses for the years ended May 31, 2004 and 2003:

- ------------------------------ -------------- -------------- --------------- -----------------
                                     2004           2003          INCREASE/       % INCREASE/
                                                                 (DECREASE)        (DECREASE)
- ------------------------------ -------------- -------------- --------------- -----------------
Legal                               $146,311      $238, 490       ($92,179)             (39%)
- ------------------------------ -------------- -------------- --------------- -----------------
Public  Relations,  Financing       $772,493       $205,551        $566,942              276%
and Corporate Development
- ------------------------------ -------------- -------------- --------------- -----------------
Management Fees                     $229,996       $228,760          $1,236                1%
- ------------------------------ -------------- -------------- --------------- -----------------
Consulting                          $856,692       $744,814        $111,878               15%
- ------------------------------ -------------- -------------- --------------- -----------------
Bad debt                            $160,000              -        $160,000              100%
- ------------------------------ -------------- -------------- --------------- -----------------
Operating Expenses                  $425,287       $345,077         $80,210               23%
- ------------------------------ -------------- -------------- --------------- -----------------
Total                             $2,590,779     $1,762,692        $828,087               47%
- ------------------------------ -------------- -------------- --------------- -----------------

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

Research & Development Expenses
- -------------------------------

Research and developmental costs increased during the year ended May 31, 2004 to $709,003 compared to $682,015 for the year ended May 31, 2003. The increase in 2004 resulted primarily from the Company's advanced research and development in its coating technology.

Depreciation Expense
- --------------------

Depreciation expenses remained fairly constant at $146,783 during the year ended May 31, 2004 compared to $151,850 for the year ended May 31, 2003.

Liquidity And Capital Resources
- -------------------------------

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

Financing
- ---------

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

Warrants
- --------

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

Stock-based compensation
- ------------------------

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

Cash Position
- -------------

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

Accounts Payable
- ----------------

Accounts payable decreased 62% in the year ended May 31, 2004 to $170,871 compared to $448,959 at May 31, 2003. This majority of this decrease is attributed to improved operating efficiencies and settlement of debt.

Cash requirements and need for additional funds
- -----------------------------------------------

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

Factors That May Affect Future Results and Market Price of Stock.
- -----------------------------------------------------------------

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

                                  Option/SAR Grants in Last Fiscal Year

- ------------------- ------------------------ ------------------------ ------------------ ----------------
Name                Number of Securities     Percent of total         Exercise or Base   Expiration Date
                    Underlying Option/SAR    Option/SAR Granted in    Price
                    Granted (#)              Fiscal Year              ($/S#)
- ------------------- ------------------------ ------------------------ ------------------ ----------------
Alan Lindsay                   200,000                 20%                  0.30            12/16/08
- ------------------- ------------------------ ------------------------ ------------------ ----------------
Patrick McGowan                200,000                 20%                  0.30            12/16/08
- ------------------- ------------------------ ------------------------ ------------------ ----------------
Daniel Savard                     -                     -                     -                 -
- ------------------- ------------------------ ------------------------ ------------------ ----------------
Arc Rajtar                     50,000                  5%                   0.30            12/16/08
- ------------------- ------------------------ ------------------------ ------------------ ----------------

                  Aggregated Option Exercises and Option Values
                  ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2003 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of May 31, 2004.

- -------------------- ------------------- ------------------- --------------------------
Name                 Shares Acquired on   Value Realized     Number of Securities
                     Exercise (#)                            Underlying Options
                                                             Exercisable/Unexercisable
- -------------------- ------------------- ------------------- --------------------------
Alan Lindsay                n/a                n/a                  700,000
- -------------------- ------------------- ------------------- --------------------------
Patrick McGowan             n/a                n/a                  600,000
- -------------------- ------------------- ------------------- --------------------------
Tom Troczynski              n/a                n/a                  200,000
- -------------------- ------------------- ------------------- --------------------------
Arc Rajtar                  n/a                n/a                  200,000
- -------------------- ------------------- ------------------- --------------------------
Daniel Savard               n/a                n/a                  250,000
- -------------------- ------------------- ------------------- --------------------------

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

Exhibit
Number            Description of Document
- ------            -----------------------

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

99.9 Report of Independent Accountants for the period January 20, 1999 to May 31, 2001

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

Audit Fees
- ----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and in connection with statutory and regulatory filings or engagements for those fiscal years is $76,829.

Audit - Related Fees
- --------------------

No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant.

Tax Fees
- --------

No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees
- --------------

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


/s/ Alan P. Lindsay                   Director                  May 20, 2005
- ------------------------
Alan P. Lindsay


/s/ Patrick McGowan                   Director                  May 20, 2005
- ------------------------
Patrick McGowan

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
---------------------------------------------------------------------------------------------------

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
For the Period from Inception (January 20, 1999) to May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------



                                                 Common Stock            Additional                      Deferred
                                         ----------------------------     Paid-in                        Compen-
                                             Shares           Amount      Capital        Warrants        sation
------------------------------------------------------------------------------------------------------------------
                                                            $           $              $               $
BALANCE, May 31, 2001                      14,595,500         14,596      2,264,133        769,227        (10,637)
Issuance of common stock:
- for subscription received                   713,333            713      1,015,110         54,177             --
- for cash                                     35,000             35         51,774            691             --
- for settlement of related party loan      1,133,333          1,133        522,599        326,268             --
- for finders' fees                           113,334            113        236,755             --             --
- for services rendered                        75,000             75        164,925             --             --
Stock option granted                               --             --      2,552,073             --       (322,439)
Expiration of warrants                             --             --         54,868        (54,868)            --
Amortization of stock-based
  compensation                                     --             --             --             --        248,331
Subscriptions received                             --             --             --             --             --
Comprehensive income (loss)
  Loss for the year                                --             --             --             --             --
Foreign currency translation adjustment            --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002                      16,665,500         16,665      6,862,237      1,095,495        (84,745)
Issuance of common stock:
- for cash                                  2,452,523          2,453        649,251        243,054             --
- for services rendered                     1,789,777          1,790        538,251             --        (13,333)
- for license fee                             750,000            750        186,750         61,927             --
- for subscriptions received                  640,165            640        193,499             --             --
- for settlement of debt                      235,294            235        110,600             --             --
- in exchange of MI shares                  2,043,788          2,044        639,299             --             --
Stock option granted                               --             --        257,032             --         (5,975)
Subscriptions received                             --             --             --             --             --
Warrants issued for services                       --             --             --        659,673        (29,341)
M-I warrants exchanged                             --             --        (33,611)        33,611             --
Amortization of stock-based                        --
  compensation                                     --             --             --             --         84,745
Foreign currency translation adjustment            --             --             --             --             --
Loss for the year                                  --             --             --             --             --
------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                      24,577,047         24,577      9,403,308      2,093,760        (48,649)
- ------------------------------------------------------------------------------------------------------------------
                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                          Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, May 31, 2001                    1,070,000         29,296     (4,207,417)          (70,802)
Issuance of common stock:
- for subscription received              1,070,000)            --             --                --
- for cash                                      --             --             --            52,500
- for settlement of related party loan          --             --             --           850,000
- for finders' fees                             --             --             --           236,868
- for services rendered                         --             --             --           165,000
Stock option granted                            --             --             --         2,229,634
Expiration of warrants                          --             --             --                --
Amortization of stock-based
  compensation                                  --             --             --           248,331
Subscriptions received                     256,066             --             --           256,066
Comprehensive income (loss)
  Loss for the year                             --             --     (3,929,466)       (3,929,466)
Foreign currency translation adjustment         --        (56,211)            --           (56,211)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002                      256,066        (26,915)    (8,136,883)          (18,080)
Issuance of common stock:
- for cash                                      --             --             --           894,758
- for services rendered                         --             --             --           526,708
- for license fee                               --             --             --           249,427
- for subscriptions received              (256,066)            --             --           (61,927)
- for settlement of debt                        --             --             --           110,835
- in exchange of MI shares                      --             --       (642,042)             (699)
Stock option granted                            --             --             --           251,057
Subscriptions received                      31,244             --             --            31,244
Warrants issued for services                    --             --             --           630,332
M-I warrants exchanged                          --             --             --                --
Amortization of stock-based
  compensation                                  --             --             --            84,745
Foreign currency translation adjustment         --        (24,834)            --           (24,834)
Loss for the year                               --             --     (3,173,411)       (3,173,411)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003                       31,244        (51,749)   (11,952,336)         (499,845)
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
==================================================================================================================

                                                                                                       (CONTINUED)

---------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                                          Other       Deficit
                                                          Compre-    Accumulated         Total
                                          Common          hensive      During            Stock-
                                          Stock           Income     Development         holders'
                                         Issuable         (Loss)        Stage            Equity
---------------------------------------------------------------------------------------------------
                                         $              $           $                  $
BALANCE, May 31, 2003                       31,244        (51,749)   (11,952,336)         (499,845)
Issuance of common stock:
- - for private placements and
    subscriptions                          (31,244)            --             --         3,536,618
- - for services                                  --             --             --           622,376
- - for settlement of debt                        --             --             --            12,000
- - in exchange of MI shares                      --             --             --           503,428
- - for warrants exercised                        --             --             --           411,000
- - for options exercised                         --             --             --            33,500
Stock option granted to consultants             --             --             --            59,976
issued warrants for services                    --             --             --           308,860
Warrants expired                                --             --             --                --
Amortization of deferred compensation           --             --             --           889,962
Foreign currency translation adjustment         --       (110,366)            --          (110,366)
Loss for the year                               --             --     (3,471,891)       (3,471,891)
---------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                           --       (162,115)   (15,424,227)        2,295,618
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