Form 10QSB/A
period 2005-02-28
MIV THERAPEUTICS INC
filed 2005-07-18
CIK 1083011

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

                    Consolidated Statements of Operations

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            February 28                 May 31
                                                                                                   2005                   2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                            $             18      $       2,034,530
  Other receivable                                                                               11,091                 13,336
  Due from related party                                                                         19,186                     --
  Prepaid expenses and deposits                                                                 161,374                254,659
- -----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                            191,669              2,302,525

INVESTMENT ADVANCES (Note 3)                                                                    273,400                     --

PROPERTY AND EQUIPMENT, net (Note 4)                                                            253,741                177,549
- -----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                           $        718,810      $       2,480,074
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                                                     $        365,110      $         170,871
  Due to related parties (Note 6)                                                                    --                 13,585
- -----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                       365,110                184,456
- -----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         44,654,232 common shares at February 28, 2005 and
         40,092,993 common shares at May 31, 2004                                                44,654                 40,093

ADDITIONAL PAID-IN CAPITAL                                                                   16,215,367             15,040,147

WARRANTS                                                                                      3,786,033              2,992,095

DEFERRED COMPENSATION                                                                          (580,994)              (190,375)

COMMON SHARES ISSUABLE                                                                           20,000                     --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (18,963,656)           (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                                  (167,704)              (162,115)
- -----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                      353,700              2,295,618
- -----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $        718,810      $       2,480,074
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                              F-1

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                              Other        Deficit
                                                                                              Compre-    Accumulated       Total
                         Common Stock     Additional                  Deferred     Common     hensive       During         Stock-
                    --------------------    Paid-in                    Compen-     Stock      Income     Development      holders'
                      Shares     Amount     Capital       Warrants     sation     Issuable    (Loss)        Stage          Equity
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
  May 31, 2003      24,577,047  $24,577  $  9,403,308   $ 2,093,760   $ (48,649)  $ 31,244   $ (51,749)  $(11,952,336)  $  (499,845)
Issuance of
  common stock:
- - for private
    placements and
    subscriptions    9,423,079    9,423     1,531,890     2,026,549          --    (31,244)         --             --     3,536,618
- - for services     2,394,456    2,395     1,145,731            --    (525,750)        --          --             --       622,376
- - for settlement
    of debt            100,000      100        11,900            --          --         --          --             --        12,000
- - in exchange of
    MI shares        1,398,411    1,398       502,030            --          --         --          --             --       503,428
- - for warrants
    exercised        2,100,000    2,100       960,637      (551,737)         --         --          --             --       411,000
- - for options
    exercised          100,000      100        33,400            --          --         --          --             --        33,500
Stock option
  granted to
  consultants               --       --        59,976            --          --         --          --             --        59,976
Issued warrants
  for services              --       --            --       814,798    (505,938)        --          --             --       308,860
Warrants expired            --       --     1,391,275    (1,391,275)         --         --          --             --            --
Amortization of
  deferred
  compensation              --       --            --            --     889,962         --          --             --       889,962
Foreign currency
  translation
  adjustment                --       --            --            --          --         --    (110,366)            --      (110,366)
Loss for the year           --       --            --            --          --         --          --     (3,471,891)   (3,471,891)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  May 31, 2004      40,092,993   40,093    15,040,147     2,992,095    (190,375)        --    (162,115)   (15,424,227)    2,295,618
Issuance of common
  stock:
- - for cash           240,043      240        66,776            --          --         --          --             --        67,016
- - for services     1,118,797    1,119       222,140            --     (70,000)    20,000          --             --       173,259
- - for finder's fee
    on private
    placements
    completed in
    prior period        10,000       10           (10)           --          --         --          --             --            --
- - in exchange of MI
    shares           3,192,399    3,192       603,363            --          --         --          --             --       606,555
Issued warrants for
  services                  --       --            --       793,938    (793,938)        --          --             --            --
Stock options
  granted for the
  period                    --       --       282,951            --          --         --          --             --       282,951
Amortization of
  deferred
  compensation              --       --            --            --     473,319         --          --             --       473,319
Foreign currency
  translation
  adjustment                --       --            --            --          --         --      (5,589)            --        (5,589)
Loss for the period         --       --            --            --          --         --          --     (3,539,429)   (3,539,429)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  February 28, 2005  44,654,232  $44,654  $ 16,215,367   $ 3,786,033   $(580,994)  $ 20,000   $(167,704)  $(18,963,656)  $   353,700
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-2

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                Cumulated
                                                  from
                                                inception
                                               (January 20
                                                  1999) to               NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                February 28                 FEBRUARY 28                        FEBRUARY 28
                                                   2005               2005              2004              2005              2004
- ----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 7)          $  9,823,791      $  1,739,836      $  1,470,936      $    499,582      $    487,799
  Stock-based compensation                        3,769,592           282,951            59,976           282,951            59,976
  Research and development                        4,154,129           755,590           401,514           351,842           160,301
  Depreciation                                      715,010           136,721           109,877            51,574            37,184
  Interest expense                                  879,683                --            12,249                --             1,015
  Licenses acquired charged to operations           479,780                --                --                --                --
- ----------------------------------------------------------------------------------------------------------------------------------

                                                 19,821,985         2,915,098         2,054,552         1,185,949           746,275
- ----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                            (19,821,985)       (2,915,098)       (2,054,552)       (1,185,949)         (746,275)

IMPAIRMENT OF INTANGIBLE ASSET                   (1,109,983)         (606,555)               --          (606,555)               --

GAIN ON EXTINGUISHMENT OF DEBT                      462,249                --           462,249                --           462,249

INTEREST INCOME                                      54,929             5,161                89               136                89

GAIN (LOSS) ON FOREIGN EXCHANGE                      45,648           (22,937)          (13,928)          (14,319)            2,379
- ----------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST      (20,369,143)       (3,539,429)       (1,606,142)       (1,806,687)         (281.558)

MINORITY INTEREST SHARE OF LOSS                   1,663,794                --                --                --                --
- ----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                        $(18,705,349)     $ (3,539,429)     $ (1,606,142)     $ (1,806,687)     $   (281,558)
====================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                            $      (0.09)     $      (0.06)     $      (0.04)     $      (0.01)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                              41,220,148        29,019,817        41,532,175        30,797,279
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-3

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
- -------------------------------------------------------------------------------------------------------
                                                         Cumulated
                                                           from
                                                         inception
                                                        (January 20
                                                           1999) to               NINE MONTHS ENDED
                                                         February 28                 FEBRUARY 28
                                                            2005               2005              2004
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                               $(18,705,349)     $ (3,539,429)     $ (1,606,142)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                             5,409,857           756,270            59,976
    - stock issued for other than cash                     2,862,902           173,259         1,055,069
    - interest expense on related party loan                 850,000                --                --
    - depreciation                                           715,010           136,721           109,877
    - leasehold improvements written down                     13,300                --                --
    - intangible assets impairment                         1,259,983           606,555                --
    - gain on extinguishment of debt                        (462,249)               --          (450,000)
    - provision for bad debt                                 160,000                --                --
    - minority interest                                   (1,663,794)               --                --
  Changes in non-cash working capital items:
    - other receivable                                      (171,342)            2,245              (788)
    - due from related party                                 (19,187)          (19,187)
    - prepaid expenses and deposits                         (435,332)         (180,115)         (219,856)
    - accounts payable                                       387,964           194,239          (152,443)
- -------------------------------------------------------------------------------------------------------
Net cash used in operating activities                     (9,798,237)       (1,869,442)       (1,204,307)
- -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                        8,599,034            67,016         1,242,692
  Due to related parties                                     850,000           (13,585)           11,178
  Cash acquired in reverse acquisition                        13,824                --                --
  Subscriptions received                                   1,357,310                --                --
  Common stock redemption                                   (120,000)               --                --
  Loan payable                                               500,000                --                --
- -------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       11,200,168            53,431         1,253,870
- -------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                    (200,000)               --                --
  Purchase of plant and equipment                           (991,893)         (212,912)           (5,879)
- -------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     (1,191,893)         (212,912)           (5,879)
- -------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                             (210,020)           (5,589)           (6,921)
- -------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  18        (2,034,512)           36,763)
CASH AND CASH EQUIVALENTS, beginning of period                    --         2,034,530            11,614
- -------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                $         18      $         18      $     48,377
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