Form 10KSB
period 2005-05-31
MIV THERAPEUTICS INC
filed 2005-09-07
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended: May 31, 2005

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

    [X]

State issuer's revenues for its most recent fiscal year.     $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of August 17, 2005.    $44,522,397

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of August 17, 2005.    55,682,495

                                     MIV THERAPEUTICS, INC.

                                          FORM 10-KSB
                                             INDEX

                                                                                           Page
                                                                                           ----

                                             Part I

Item 1.       Business........................................................................3

Item 2.       Properties.....................................................................10

Item 3.       Legal Proceedings..............................................................11

Item 4.       Submission of Matters of a Vote of Security Holders............................12

                                            Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........13

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.............................................13


Item 7.       Financial Statements and Supplementary Data....................................22


Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................................22

Item 8A.      Controls and Procedures........................................................22

Item 8B.      Other Information............................... ..............................23

                                            Part III

Item 9.       Directors and Executive Officers of the Registrant.............................24

Item 10.      Executive Compensation.........................................................27

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................29

Item 12.      Certain Relationships and Related Transactions.................................30

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.................30

Item 14.      Principal Accountant Fees and Services.........................................32

Signatures    ...............................................................................33


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

History and Development
-----------------------

MIV Therapeutics Inc. is an advanced stage, research and development company pursuing the commercialization of the next generation of fully biocompatible coatings for stents and other medical devices with the intent of providing healing solutions for cardiovascular disease and other conditions. In collaboration with the University of British Columbia (UBC), the Company has developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems.

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

MIV Therapeutics Inc., in collaboration with the University of British Columbia
(UBC), has developed unique coating technologies that utilize Hydroxyapatite
(HAp) for application on medical devices and drug delivery systems.

The Company has a strategic alliance with the University of British Columbia
(UBC), whereby it has licensed from the university the worldwide rights to technologies for coating stents and other medical devices with HAp. This coating enhances the biocompatibility of implanted devices since it is a material that is found in the body as the main constituent of bone.

MIVT's technology is considered to be suitable for broad applications in cardiovascular and non-vascular drug/device combination products. The Company's goal is to continue on its path of success and diversify its portfolio to capitalize on these potential applications, accessing the $200 billion market of combination drug/device products.

Summary of the Company's existing products currently in the preclinical
-----------------------------------------------------------------------
development stage
-----------------

HAP-NANO-FILM COATING TECHNOLOGY.

The Company's lead product in development is an HAp-coated coronary stent with a nano-film coating. HAp is naturally found in bone and tooth enamel and is rapidly integrated into the human body. As such, it may inhibit a variety of adverse and inflammatory reactions and potentially help reduce restenosis, a recurrence of CAD following angioplasty. It is also believed that HAp-coated cardiovascular stents will not trigger late adverse thrombogenic reactions.

DRUG-ELUTING STENTS.

The Company is expected to enter the drug-eluting stent market by using a thicker coating of HAp loaded with a suitable drug, i.e. anti-inflammatory. The technology has applications in cardiovascular and non-cardiovascular drug/device combination products, including peripheral stents, biodegradable implants, gene therapy, and delivery systems for release of chemotherapeutic agents.

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

Objectives
----------

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. The Company completed the development of a proprietary coronary stent for use in angioplasty procedures but has since shifted its focus on the development of technologies that would be used to manufacture a range of biocompatible coatings for stents and other medical devices.

The corporate mission of MIV Therapeutics is to become a recognized world leader in the development of biocompatible device coatings and drug delivery systems for various medical applications.

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

Target Market and Marketing Strategy
------------------------------------

The Company intends to secure a position in the emerging market for coated and drug-eluting stents. The Company's proprietary technologies for novel coatings and drug-delivery will provide the opportunity to expand into other sectors of the drug-delivery marketplace.

The following is a summary for each product area and the market opportunity for the products.

HAP NANO-FILM COATING TECHNOLOGY

The Company's lead product in development is a passive, nano-film Hydroxyapatite
(HAp) coating. In parallel, the Company is developing multi-layer and composite film coatings with drug-eluting capabilities to facilitate therapeutics and treatments for localized drug delivery systems.

HAp is naturally found in bone and tooth enamel and is rapidly integrated into the human body. Numerous results from clinical tests and surgical practice have shown that in addition to its demonstrated biocompatibility, this new generation of advanced biocompatible coatings is non-toxic and does not induce thrombogenicity, allergic or inflammatory reactions, therefore making it a potentially solid candidate as a coating for coronary stents and other implantable medical devices.

MIVT's HAp coating technology has demonstrated that it can meet the stringent technical requirements for use on cardiovascular stents. The coating technology has successfully progressed through a comprehensive range of animal and mechanical trials required for CE Mark and FDA approvals in both Europe and the US. These include thrombogenicity (blood clotting), cytotoxicity, and demanding fatigue life testing for its nano-film HAp-coated coronary stent. The results support the expectation that the HAp-coated stent may be considerably safer than currently available stents.

The HAp coating technology is being developed in a series of R&D programs in a collaboration between MIV Therapeutics and the University of British Columbia. The status of the development program is as follows:

Phase I (Completed August 31, 2001). Demonstrated viability of Sol-Gel process to coat thin films of HAp on both wires and stent surfaces. Results also confirmed drug-loading potential of nano-crystaline structure.

Phase II (Completed February 28, 2002). Defined optimum surface preparation for the HAp coating on the stent.

Phase III (Completed July 31, 2002). Developed final formulae for depositing uniform, thin film of HAp on stainless steel stents.

Phase IV (Completed November 31, 2003 - co-supported by NSERC funding). Fine-tuning HAp coating for improved process control, reproducibility and quality, and levels of porosity required for drug delivery purposes. Conducted exploration of alternative HAp coating strategies.

Phase V (Completed, November 2004). Develop family of novel, biocompatible, drug-eluting stent coatings with controlled levels of porosity required for drug delivery purposes over extended periods of time.

Preclinical results support the expectation that the HAp-coated stent may be considerably safer than currently available stents. MIVT is currently conducting a full range of biocompatibility and histopathology tests on these products, with the potential to reach human clinical trials in early 2006.

DRUG-ELUTING STENTS

Since patients receiving stents remain at risk for complications, doctors continue to explore more efficient and longer-lasting stenting solutions. One of the more effective methods involves employing stents that are covered with medicines that can be released once inside the body. These are called drug-eluting stents.

MIVT appears to be in a solid position to enter the lucrative drug-eluting stent market using two product development approaches:

Porous HAp coating is in an advanced development stage and can be loaded with considerable quantity of drugs, including anti-inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs. This technology has applications in cardiovascular and non-cardiovascular drug/device combination products, including peripheral stents, biodegradable implants, gene therapy, and delivery systems for release of chemotherapeutic agents.

Drug-eluting stents countermeasure post-deployment inflammatory reactions and considerably reduce the incidence of restenosis. Drug-eluting stents have become, after approximately one year on the market, the most widely used modality for coronary revascularization. This has resulted in a paradigm shift in clinical practice that has quickly become the standard of care, despite the fact that drug-eluting stents cost approximately three to four times the price of a bare metal stent.

Drug-eluting HAp-based Composite Coatings: "Development of Novel Drug Eluting Composite Coatings for Cardiovascular Stents" IRAP-MIVI-UBC Collaborative R&D

In December 2004 MIVI (a wholly-owned subsidiary of MIVT has received a Government grant for the research program titled "Development of Novel Drug Eluting Composite Coatings for Cardiovascular Stents". The National Research Council approved MIVI's application following an in depth familiarization with the advanced concept of novel technologies proposed by MIVI, and a review of the Company's organizational and fiscal capability to carry on with the proposed USD 1 million+ R&D program.

The overall objective of this program is to develop calcium phosphate ceramic / biopolymer composites suitable for deposition as coatings for cardiovascular stents and other medical devices, in particular:

1.   To define and validate the composite coating characteristics
2. To develop coating process that will be suitable for volume manufacturing environment
3. To develop suitable process for incorporation of drugs into the composite coatings.
4. To characterize in-vitro and in-vivo chemical, mechanical and biological properties of the drug-containing composite coatings based on Hydroxyapatite (HAp)
5. To define drug eluting characteristics for the composite coatings; validate the values in-vitro and in-vivo
6. To modify manufacturing processes for optimum performance of the drug-eluting calcium phosphate ceramic / biopolymer composite coatings on cardiovascular stents

In November 2004, MIVT initiated ambitious in-house research and development program for proprietary composite non-HAp-based drug eluting coatings which resulted in a number of patent applications for intellectual property which are fully owned (do not require licensing from third parties) by the company. These novel coating technologies are designed for use in conjunction with HAp coating technologies under exclusive license from UBC, and may be also used as self-standing technologies for specific applications in implantable medical devices.

Market Opportunity
------------------

MIV Therapeutics' passive HAp nano-film coating technology has been developed to offer an attractive alternative to the bare-metal stent and should provide significant benefit to those who cannot afford drug-eluting stents. The passive HAp nano-film coating has the capacity to carry sufficient anti-inflammatory drugs, which can reduce post-procedural trauma.

The Company's second product candidate, the multi-layer HAp stent coating, is being developed to treat cardiovascular disease with an emphasis on inhibiting restonosis as well as localized drug delivery to other diseased organs of the body. The multi-layer, porous HAp coating can be loaded with considerable amounts of drugs including anti-inflammatory, immune system depressants or with anti-thrombotic and/or antirestenotic drugs. The proprietary drug-eluting coating technology is natural in composition and has the potential to become the coating of choice for drug delivery systems on medical devices.

Coronary stenting is a key component of interventional cardiology. This is a rapidly growing clinical specialty and one characterized by the ready adoption of new products. The coronary stent market recorded worldwide sales of USD$3 billion in 2003 and is estimated to show significant growth from the introduction of drug-eluting stents, with sales reaching USD$7 billion in 2007.

Additionally, through the diversification of its product/technology portfolio, MIV Therapeutics hopes to also capitalize on new applications of its technology in order to access the USD$200 billion market of drug/device combination products. The market for drug-eluting stents is one of the fastest growing segments within the medical device arena, with annual growth approaching 25%.

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

Employees
---------

The Company currently has 7 full time employees.

In addition, the Company has entered into consulting agreements with three individuals to provide management services to the Company. The Company's Chairman, President, and Chief Executive Officer, Mr. Alan P. Lindsay, was hired and has been responsible for the acquisition of the company's technology, for financing, corporate development and the strategic vision of the company. Mr. Patrick McGowan, Executive Vice President and Chief Financial Officer, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. His responsibilities also include liaison with attorneys, auditors, financial consultants, and the day to day business operations of the Company. Dr. Dov Shimon is the Company's chief Medical Officer, and oversees the Company's pre-clinical trials, and is also President of the Company's subsidiary, SagaX, and is in charge of its neurological stent program. The Company hired Mr. Arc Rajtar as the Vice President of Operations of its subsidiary, MIVI Technologies, Inc. Mr. Rajtar's responsibilities include operations, logistics, engineering, quality assurance and regulatory affairs.

ITEM 2.  PROPERTIES

(a) Real Estate None

(b) Property and Equipment $222,689

Real Property
-------------

The Company owns no real property. It conducts all of its business from its 10,296 square foot leased facility in Vancouver, Canada. where it conducts its research and development of coronary stents and stent delivery systems and where it has its first laser manufacturing facilities and clean rooms for packaging.

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

Intellectual Property And Intangibles
-------------------------------------

Patents
-------

A.  Patents 100% owned by MIVT


1. Expandable Stent and Method for Manufacturing Same Patent #125740

Inventor(s): Zhi-Yong Ma (patent acquired 100% by - MIV Therapeutics Inc.)

Abstract / Non-confidential Description:
An implantable intravascular stent comprising of plurality of expandable stent modules made of medical grade stainless steel wire and connected together along a common longitudinal axis by fastening one of the connectors on one of the modules to an adjacent module. The patent describes the design and the method of manufacturing of the wire intravascular stent.

B. Patents owned by University of British Columbia (UBC) and licensed exclusively to MIVT

1. Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making Same US Patent 6,426,114, Canadian Patent Application # 2,345,552

Inventor(s): T.Troczynski, Dean-Mo Liu - UBC/MTRL

Abstract / Non-confidential Description:
Low-Temperature Sol-Gel Synthesis of Hydroxyapatite Ceramics for Biomedical Applications. This invention relates to novel sol-gel calcium phosphate, in particular, hydroxyapatite, ceramic coatings and processes of making same at low temperature. Such coatings are useful, inter alia, for dental implants and other bone-metal contact appliances.

2. Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation
US Patent No. 6,730,324, PCT Patent Application No. WO 02/085330 converted to pending applications in Canada; Patent No. 2,444,561), Europe #02721913.8 (Italy, France , Germany, United Kingdom, Ireland, and The Netherlands), Australia #2002225889, Brazil #PI 0209040-6, China #02811285.7, India
#1357/KONP/2003, Israel #158474, Japan #2002-582904, and South Africa
#2003/8332.

Inventor(s): T. Troczynski, Dean-Mo Liu, Quanzu Yang - UBC/MTRL

Abstract / Non-confidential Description:
This invention relates to novel room-temperature process for obtaining calcium phosphate, in particular hydroxyapatite, microspheres and coatings with encapsulated drugs, proteins, genes, DNA for therapeutical use. The coatings and microspheres are designed to perform a defined biological function related to drug delivery, such as gene therapy through gene delivery. A novel method for encapsulation, and subsequent controlled release of therapeutically active agents from such biofunctional coatings and microspheres is disclosed. Such coatings and microspheres are useful for side effects - free, long-term, targeted, controlled release and delivery of drugs, proteins, DNA, and other therapeutic agents.

The Company has 8 patent applications which are at various stages of processing by The Patent Office at the present time. 3 of these patents are under exclusive license from UBC and 5 belong 100% to MIVT.

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

In a Counterclaim filed on April 14, 2003 in the Supreme Court of British Columbia, the Company and Vascular continue to dispute Mr. Ma's entitlement to the 3,192,399 Vascular shares (the "Shares"), alleging the Shares were part of a specific purpose trust, and that Mr. Ma breached certain contractual obligations and fiduciary duties he owed. The Company and Vascular seek the following:

         1.       a declaration of trust over the Shares;
         2. an interim injunction preserving the Shares pending determination of all of the issues in the Action;
         3.       damages for breach of contract;
         4. if Ma receives any shares in the Company pursuant to the exchange, an interlocutory injunction preserving those shares by deposit of the share certificates into Court and an Order that Mr. Ma not dispose of, transfer or otherwise encumber the shares until a full determination of all the issues in the action;
         5.       damages for misuse of confidential information;
         6.       damages for breach of fiduciary duties; and
         7.       aggravated and punitive damages.

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

BARRY MIGLIORINI AND JACK NAVENTI DOING BUSINESS AS NATIONALCAPITAL

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

No matters were submitted to a vote of securities holders for the year ending May 31, 2005.

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

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2005 and 2004 as follows:

                                       Price Range of
                                       Common Stock

Quarter Ended                       High              Low

August 31, 2003                     0.70             0.31
November 30, 2003                   0.59             0.39
February 29, 2004                   0.59             0.31
May 31, 2004                        0.80             0.33

August 31, 2004                     0.52             0.18
November 30, 2004                   0.35             0.21
February 28, 2005                   0.30             0.19
May 31, 2005                        0.63             0.30

(b) As of August 17, 2005, the Company had approximately 55,682,495 shares issued including 2,500,000 Reg S shares in trust to support a potential Reg S financing. In addition, the Company has warrants outstanding to purchase 19,280,221 shares and options outstanding to purchase 7,780,000 shares. Certain warrant and option holders have agreed not to exercise their warrants or options until the Company has amended its articles of incorporation to increase its authorized number of shares of common stock at the next annual meeting of shareholders. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

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

Plan of Operations
------------------

MIV Therapeutics is developing the next generation of biocompatible coatings utilizing HAp nano-film technology. The Company's growth strategy is focused on developing biocompatible device coatings, therapeutic stent technologies, and drug delivery systems for drug eluting applications.

MIVT intends to enter the lucrative drug-eluting stent market with:

(1) Passive nano-film HAp coating with optional capacity to carry adequate quantity of anti-inflammatory drugs, which can reduce post-procedural trauma; and

(2) Multi-layer porous HAp coating, which is in an advanced development stage and can be loaded with a considerable quantity of drugs, including anti-inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs.

(3) Composite, polymer-free drug eluting coatings, which can use variety of drugs in a biodegradable single-drug or multiple-drug configuration that offers unique drug-eluting characteristics. Composite coating technologies may combine advantages of HAp passive coatings with those of biodegradable polymers, for improved biocompatibility, and enhanced mechannical and drug eluting characteristics.

(4) Multi-layer closed-cell composite drug eluting coating, which can carry variety of drugs in single-drug or multiple-drug configurations of encapsulated nano-chambers that can provide more effective and gradual drug release, allow for flexible engineering of "personalized" drug eluting characteristics within broad range of parameters, and are expected to elude drugs over extended period of time with improved efficiency and safety. Drugs are contained in "nano-chambers", each of which measures between a few nanometers and several micrometers in diameter to suit specific drug release requirements. Multilayer composite coating technologies may combine advantages of HAp passive coatings with those of biodegradable polymers, for improved biocompatibility, enhanced mechanical and drug eluting characteristics.

The Company's first commercial product could be a passive HAp-coated coronary stent for use in angioplasty procedures followed by additional stent products for drug-elution and for peripheral arteries.

Drug-eluting stents have gained significant popularity among the professional medical community and investors alike. MIVT's goal is to clearly position itself among the leaders in the lucrative drug-eluting stent market.

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

Acquisition of SagaX, Inc.
--------------------------

On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel from a third party. SagaX is in the business of researching a neuro-vascular embolic stent filter medical device through its subsidiary in Israel, which will complement the Company's current research activities. SagaX has a registered patent entitled Endovascular Device for Entrapment of Particulate and Method for Use. The technology patented is still in the research stage. As at the date of acquisition, SagaX did not have any other assets or activities prior to acquisition, thus no pro-forma statement of operations has been prepared.

The Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares are valued at $0.47, which is the fair value of the shares at the time of agreement, and will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The final 1,100,000 shares have not been accrued as its issuance is dependent on obtaining CE Mark approval, which can not be determine at this time. The Company has also agreed to pay $145,000 of the vendor's debt at the time of acquisition and agreed to finance up to $730,000 for SagaX's research in 2005. If the Company decides to abandon the underlying patented project or is placed into receivership or fails to fund SagaX in any six month period, then the vendor or its nominee may repurchase SagaX, including all of its intelle ctual property, in exchange for the return of all of the Company's common shares issued and a cash payment equal to 125% of all cash advanced by the Company to SagaX.

As at May 31, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt. The balance of $65,000 of the vendor's debt has been recorded as common stock issuable.

In accordance with FIN 4: "Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", all acquisition costs of $1,085,000 have been recorded as Purchased in-process Research and Development and expensed in the statement of operations.


Acquisition of Sahajanand Medical Technologies Inc.
---------------------------------------------------

On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. SMT is in the business of manufacturing, marketing and distributing bare metal and drug eluting stents, which will complement the Company's research activities.

Pursuant to the Letter, the Company shall issue 44,500,000 shares of the Company's common stock in exchange for 100% of the outstanding equity of SMT.

In addition, if the SMT operations achieve at least $90 million in sales within 36 months of the closing of the acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock. If the SMT operations achieve $180 million or more in sales within 36 months of the closing acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock so that the SMT shareholders receive an aggregate of 4,450,000 shares of the outstanding shares of the Company's common stock.

Following the closing, the combined entity will finance the development of a catheterization laboratory, and upon completion, the combined entity will have the right (but not obligation) to acquire all right, title and interest in such technology at an acquisition price equal to 100% of the production cost not to exceed $2.0 million to be paid in the form of cash or common stock of the Company.

The completion of the acquisition shall be at least subject to (i) satisfactory completion of customary due diligence; (ii) mutual board and shareholder approval and other customary consents; (iii) negotiation and execution of the Definitive Agreement and the documents contemplated therein; (iv) receipt of audited financial statements of SMT; (v) negotiation and execution of the Management Employment Agreements; (vi) receipt of all necessary third party consents; (vii) transfer of all assets to SMT, free and clear of all liens, claims and encumbrances of any kind, and (viii) the absence of material legal or government limitations.

As at August 18, 2005, the acquisition has yet to be finalized. Project acquisition costs of $53,426 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.

Intellectual Property
---------------------

A.  Patents 100% owned by MIVT


1. Expandable Stent and Method for Manufacturing Same Patent #125740

Inventor(s): Zhi-Yong Ma (patent acquired 100% by - MIV Therapeutics Inc.)

Abstract / Non-confidential Description:
An implantable intravascular stent comprising of plurality of expandable stent modules made of medical grade stainless steel wire and connected together along a common longitudinal axis by fastening one of the connectors on one of the modules to an adjacent module. The patent describes the design and the method of manufacturing of the wire intravascular stent.

B. Patents owned by University of British Columbia (UBC) and licensed exclusively to MIVT

1. Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making Same US Patent 6,426,114, Canadian Patent Application # 2,345,552

Inventor(s): T.Troczynski, Dean-Mo Liu - UBC/MTRL

Abstract / Non-confidential Description:
Low-Temperature Sol-Gel Synthesis of Hydroxyapatite Ceramics for Biomedical Applications. This invention relates to novel sol-gel calcium phosphate, in particular, hydroxyapatite, ceramic coatings and processes of making same at low temperature. Such coatings are useful, inter alia, for dental implants and other bone-metal contact appliances.

2. Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation
US Patent No. 6,730,324, PCT Patent Application No. WO 02/085330 converted to pending applications in Canada; Patent No. 2,444,561), Europe #02721913.8 (Italy, France , Germany, United Kingdom, Ireland, and The Netherlands), Australia #2002225889, Brazil #PI 0209040-6, China #02811285.7, India
#1357/KONP/2003, Israel #158474, Japan #2002-582904, and South Africa
#2003/8332.

Inventor(s): T. Troczynski, Dean-Mo Liu, Quanzu Yang - UBC/MTRL

Abstract / Non-confidential Description:
This invention relates to novel room-temperature process for obtaining calcium phosphate, in particular hydroxyapatite, microspheres and coatings with encapsulated drugs, proteins, genes, DNA for therapeutical use. The coatings and microspheres are designed to perform a defined biological function related to drug delivery, such as gene therapy through gene delivery. A novel method for encapsulation, and subsequent controlled release of therapeutically active agents from such biofunctional coatings and microspheres is disclosed. Such coatings and microspheres are useful for side effects - free, long-term, targeted, controlled release and delivery of drugs, proteins, DNA, and other therapeutic agents.

The Company has 8 patent applications which are at various stages of processing by The Patent Office at the present time. 3 of these patents are under exclusive license from UBC and 5 belong 100% to MIVT.


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the year ended May 31, 2005, the Company posted a loss from operations of $6.6 million, compared to a loss of $4.0 million for the year ended May 31, 2004.

The working capital decreased from $2,118,069 (May, 2004) to working capital deficiency of $478,359 (May, 2005). The decrease in the working capital is due primarily to substantially less cash from financing activities during the year and research & development, increased acquisition and investment expenses.

The Company's main focus during the year ended May 31, 2005 has been the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. During this period of time, the Company completed the transfer of technology from the University of British Columbia to its company owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

General & Administrative Expenses
---------------------------------

General and administrative expenses remained fairly constant, increasing slightly to $2,619,524 during the year ended May 31, 2005, compared to $2,590,779 for the year ended May 31, 2004.

The following table compares the General and Administrative expenses for the years ended May 31, 2005 and 2004:

------------------------------ -------------- -------------- --------------- -----------------
                                     2005           2004        INCREASE/       % INCREASE/
                                                               (DECREASE)        (DECREASE)
------------------------------ -------------- -------------- --------------- -----------------
Legal                               $195,379       $146,311
------------------------------ -------------- -------------- --------------- -----------------
Public Relations, Financing
and Corporate Development           $935,337       $772,493
------------------------------ -------------- -------------- --------------- -----------------
Management Fees                     $261,883       $229,996
------------------------------ -------------- -------------- --------------- -----------------
Consulting                          $692,690       $856,692
------------------------------ -------------- -------------- --------------- -----------------
Bad debt                                  --       $160,000
------------------------------ -------------- -------------- --------------- -----------------
Operating Expenses                  $534,235       $425,287
------------------------------ -------------- -------------- --------------- -----------------
Total                             $2,619,524     $2,590,779
------------------------------ -------------- -------------- --------------- -----------------

Research & Development Expenses
-------------------------------

Research and developmental costs increased during the year ended May 31, 2005 to $1,523,166 compared to $709,003 for the year ended May 31, 2004. The increase in 2004 resulted primarily from the Company's advanced research and development in its coating technology.

Depreciation Expense
--------------------

Depreciation expenses increased to $176,453 during the year ended
May 31, 2005 compared to $146,783 for the year ended May 31, 2004. This increase is due to acquisitions of several laboratory equipments.

Liquidity And Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations since inception, and has a working capital deficiency of $478,359 (current assets less current liabilities).

Financing
---------

The Company's capital requirements have been and will continue to be significant. As of May 31, 2005, the Company had a working capital deficiency of $478,359

Cash flow from financing activities decreased to $1,586,277 for the year ended May 31, 2005, as compared to $3,857,720 for the year ended May 31, 2004.

The decrease in financing activities was a result of substantial financing activities from the previous year, allowing the Company to focus more of its attention on research and development and marketing activities during the current fiscal year.

Warrants
--------

The following table summarizes information about the warrants issued by the
Company:

                                                                       WEIGHTED
                                                      NUMBER OF        AVERAGE
                                                      UNDERLYING       EXERCISE
                                                       SHARES           PRICE
                                                     ------------     ----------

        Balance, May 31, 2004                          9,386,449      $    0.60

        Issued - private placement                     1,851,500           0.25
        Issued - finder's fee                             10,000           0.75
        Issued - services rendered                     5,270,000           0.32
        Exercised                                     (2,310,710)          0.26
        Cancelled/Expired                             (7,043,220)          0.65
                                                     ------------     ----------

        Balance, May 31, 2005 - Regular                7,164,019           0.45
        Balance, May 31, 2005 - Series A               3,374,999           0.66
        Balance, May 31, 2005 - Series B                 674,997           0.66

                                                     ------------     ----------
        Balance, May 31, 2005                          11,214,015     $    0.53
                                                     ============     ==========

During the year ended May 31, 2005, the Company issued 5,270,000 warrants with exercise prices ranging from $0.24 to $0.45 per share, to various consultants for services rendered to the Company. These warrants had an estimated fair value of $917,168 using the Black Scholes Pricing Model.

The Board of Directors of the Company approved an extension to the expiry date for 381,800 warrants outstanding from April 30, 2005 to April 30, 2006 and 200,000 warrants outstanding from May 21, 2005 to May 21, 2007.

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

The Company had the following stock option activity:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                   NUMBER OF        EXERCISE
                                                    OPTIONS          PRICE
                                                  ------------     ----------

Balance outstanding, May 31, 2004                   4,255,000      $    0.47

Options granted                                     3,900,000           0.28
Options exercised                                     (75,000)          0.30
Options expired                                      (300,000)          1.00
                                                  ------------     ----------

Balance outstanding, May 31, 2005                   7,780,000      $    0.35
                                                  ============     ==========

During the year ended May 31, 2005, the company granted an aggregate of 3,900,00 stock options. 2,200,000 of these options were to employees and/or directors of the Company and the remaining 1,700,000 were to consultants. Each option entitles the option holder to acquire one share of the Company's common stock at a price between $0.20 and $0.40 per share, vesting immediately or at a specified time and expires five years from the date of grant or term of agreement.

Cash Position
-------------

At May 31, 2005, the Company had cash and cash equivalents of $492,709 compared to a cash position of $2,034,530 at May 31, 2004. The decrease in the Company's cash position is due primarily to a decrease in financing activities. The working capital decreased from $2,118,069 at May 31, 2004 to deficiency of $478,359 as of May 31, 2005.

The company intends to continue to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable
----------------

Accounts payable increased 80% in the year ended May 31, 2005 to $307,369 compared to $170,871 at May 31, 2004. This majority of this increase is attributed to major contracts entered into for research and development.

Cash requirements and need for additional funds
-----------------------------------------------

To date, the Company has invested approximately US$7 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue effectively the Company's R & D program and marketing efforts aiming at successful commercialization of its HAp coating technologies, the Company will require approximately US$5 million in the coming year. For R & D, the funds will be used to acquire additional manufacturing/R&D equipments and the hiring of additional people to complement its current R&D team. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

Since inception, the Company has suffered recurring losses, totaling $21,774,802 as of May 31, 2005. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's independent registered public accounting firm of Moore Stephens Ellis Foster Ltd. ("Moore Stephens") merged with and into Ernst & Young LLP on May 5, 2005. The merger of Moore Stephens into Ernst & Young on May 5, 2005, effectively constituted Moore Stephens' registration as the Company's independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens no longer acted as the Company's independent registered effective as of such date, Moore Stephens no longer acted as the Company's independent registered public accountant. Therefore, effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Company. The engagement of Ernst & Young LLP was approved by the Board of Directors.

Moore Stephens' report on the Company's financial statements for the year ended May 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles except Moore Stephen's report notes that the Company has incurred significant recurring net loses which raise substantial doubt about the Company's ability to continue as a going concern.

During the period covered by the report of Moore Stephens and up to the effective date of registration, the Company had no disagreements with Moore Stephens, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore Stephens, would have cause Moore Stephens to make reference to the subject matter of the disagreement in connection with its reports

During the Company's previous two fiscal years and up to the effective date of resignation, the Company did not consult with Ernst & Young regarding any of the items described under Item 304(a)(1)(iv)(B), Item 304(a)(2) or Item 304(b) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) under the Exchange Act, as of May 31, 2005, the end of the period to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of MIV Therapeutics' disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President and our Chief Financial Officer. Based upon that evaluation, the Company's executive and financial officers concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls subsequent to the date we carried out the evaluation.




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

ITEM 8B.  OTHER INFORMATION

Subsequent to the year ended May 31, 2005, on August 11, 2005, the Company completed a non-brokered private placement (the "Private Placement") pursuant to which the Company has now issued from treasury an aggregate of 7,684,995 units in and to the Company (each a "Unit") at a subscription price of U.S. $0.45 per Unit. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant") in the capital of the Company. Each whole such Series A Warrant now entitles the subscriber thereof to purchase one additional common share of the Company (each a "Series A Warrant Share") for the period commencing upon the date of issuance of the Units by the Company; that being on August 11, 2005; and ending at 5:00 p.m. (Vancouver time) on the day which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from t he effective date of the Company's proposed "Registration Statement" pursuant to which the Series A Warrants are to be proposed for registration (the "Registration") under the United States Securities Act of 1933, as amended (the earlier such time period being the "Warrant Exercise Period"), at an exercise price of U.S. $0.65 per Series A Warrant Share during the Warrant Exercise Period. Each whole Series B Warrant now entitles the subscriber thereof to purchase one additional common share of the Company (each a "Series B Warrant Share") for the period commencing on August 11, 2005 and ending at 5:00 p.m. (Vancouver time) on the day which is the earlier of (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed Registration Statement pursuant to which the Series B Warrants are to be proposed for Registration, at an exercise price of U.S. $0.70 per Series B Warrant Share during the first 12 months of the Warrant Exercise Period (months one to 12), at an exercise price of U.S. $0.85 per Warrant Share during the next six months of the Warrant Exercise Period (months 13 to 18) and at an exercise price of U.S. $1.00 per Warrant Share during the final six months of the Warrant Exercise Period (months 19 to 24).

A finder's fee comprised of $25,000 together with 62,500 exchangeable Series A Warrants and Series B Warrants was paid by the Company upon the successful completion of the Private Placement.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 31, 2005. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

NAME                      AGE         TITLE                              TERM

Alan P. Lindsay           55          Chairman, President, CEO           Annual

Dhirajlal Kotadia         47          Co-Chairman of the Board           Annual
                                      Managing Director for
                                      International Operations

Patrick A. McGowan        65          Executive Vice President, CFO,
                                      Secretary, Director                Annual

Dr. Daniel Savard         54          Director                           Annual

Dr. Dov Shimon            55          Director, Chief Medical Officer    Annual

Dr. Tom Troczynski        51          Vice President, Coatings           N/A

Arc Rajtar                57          Vice President, Operations for     N/A
                                      MIVI Technologies, Inc.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay          100%         Dr. Tom Troczynski                  35%
Dhirajlal Kotadia         10%         Dr. Dov Shimon                     100%
Patrick A. McGowan       100%         Arc Rajtar                         100%
Dr. Daniel Savard         10%

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

ALAN P. LINDSAY, Chairman, President, and CEO, age 55
-----------------------------------------------------

Mr. Lindsay has been MIVT's Chairman, President and CEO since October 2001. He has extensive experience in building companies and taking them public on recognized stock exchanges. Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining, a base metals exploration company, he co-founded and took public on the Toronto and American Stock Exchanges. Mr. Lindsay served as Azco's CEO and President from 1991-1994, its Chairman and CEO from 1994-1997, and its President, Chairman and CEO from 1997-2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994.

Mr. Lindsay was also Chairman of the Board of GeneMax Pharmaceuticals Inc., a company he co-founded 1999 and assisted with its financing. Mr. Lindsay resigned as Chairman prior to the company going public, and as director shortly afterward. In 2002 the Company was taken public through a reverse take over and was listed on the OTCBB under the name GeneMax Corp. It currently trades under the stock symbol GMXX. GeneMax Corp., through GeneMax Pharmaceuticals, is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Prior to becoming an entrepreneur, Mr. Lindsay was responsible for building a significant business and marketing organization in Vancouver, BC for Manulife Financial, a major international financial services corporation. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in
Item 401(d) of Regulation S-B.

DHIRAJLAL KOTADIA, Co-Chairman and Managing Director for International
-----------------------------------------------------------------------
Operations, age 47
------------------

Mr. Dhirajlal Kotadia is the founder and CEO of Sahajanand Group of companies comprising of Sahajanand Technologies Pvt. Ltd., Sahajanand Medical Technologies Pvt. Ltd., Sahajanand Biotech Pvt. Ltd. and Sahajanand Biotech, Inc. He is responsible for developing strategy and providing leadership and direction to the Sahajanand Group of companies. The Sahajanand Group of companies has grown from a single startup company with a handful of employees, to the Sahajanand Group of companies, an umbrella group with more than 600 personnel in its repertoire of employees as on date under the able guidance of Mr. Kotadia.

Having completed his diploma in Electronics and Sound Engineering in 1980, Mr. Kotadia started his own Distribution business in the name of Dhiraj Agency in Chennai (Madras) in 1980 which dealt in modern home appliances. In 1988 he co-founded a technology company "Sahajanand Laser Mechanics", which designed and marketed an innovative product; an electronic weft controller for the Textile Industry. Mr. Kotadia then started working on the Project of development of a Laser system, that could cut diamonds in the latter part of 1988 and 89, and by end of 1990, Sahajanand produced the first indigenous Diamond Laser cutting machine. At the end of 1993, Sahajanand Laser Mechanics was incorporated as Sahajanand laser Technology Pvt. Ltd. By 1998 Sahajanand Laser Technology had started producing and marketing an entire range of diamond processing systems, useful at various stages of diamond processing. In 1998 Mr. Kotadia founded Sahajanand Medical Technologies in 1998 to bring the laser-based manufacturing technology to the stent industry, Mr. Kotadia has built the company into the third-largest maker of drug-eluting stents in the world. SMT has focused on brining affordable advanced drug-eluting cardiovascular stents to people everywhere, including developing nations. SMT expects to generate an estimated $20 million in annual revenues for the current financial year as it expands its markets in Asia, the Middle East, the Pacific Rim and Latin America.
Mr. Kotadia has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

PATRICK A. MCGOWAN, Executive VP, Chief Financial Officer, Secretary,
----------------------------------------------------------------------
Director, age 65
----------------

Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. >From November 1, 2001 to the present, he has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, and to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of the Company. From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc., an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American Petro-Hunter including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American Petro-Hunter is currently listed on the OTCBB under the stock symbol AAPH.

Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DR. DANIEL SAVARD, Director, age 54
-----------------------------------

Dr. Daniel Savard brings more than 20 years of clinical practice and clinical research in cardiology. From 1997 to the present, Dr. Savard has been President of Medi-Recherche Inc. and Assistant-Medical Director of the Quebec Blue Cross (Canassistance, Inc.). In 2001 Dr. Savard became a member of the Board of Governors of the Quebec Blue Cross. He is also member of the Societe des Medecins Experts du Quebec and he does expertise evaluation in Cardiology mainly for Insurance companies and in civil liability. Since 2000, he has been a Consultant for La Regie des Rentes du Quebec. Recently, he joined Biomundis, a Canadian venture capital company in biotechnology, as medical Director.

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

Dr. Savard is highly involved in clinical research. Indeed, he participated in 65 clinical trials or which several were international multicenter studies. He has been member for several pharmaceuticals clinical advisory boards for companies such as Pfizer, Hoechst Marion Roussel, Biovail Corp, Crystal Corp. and Aventis Pharma Inc. He is currently consultant for Biovail Corp. and for Medisys, an important Canadian Health Care Management company.

He is an active member of several associations such as: the Association des Cardiologues du Quebec ,the Association des Medecins Specialistes du Quebec and of the Societe des Medecins Experts du Quebec. Dr. Savard published more than 40 manuscripts from his research. Mr. Savard has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DR. DOV SHIMON, Director, Chief Medical Officer, age 55
-------------------------------------------------------

Dr. Dov Shimon is a renowned cardiac and thoracic surgeon. He graduated with honors from Hadassah Hebrew University Medical School in 1977, and trained from 1978-1984 as a surgeon and cardiothoracic surgeon at Hadassah University Hospital in Israel. From 1984-1986 he was the chief resident, in cardiovascular surgery at the University of Toronto, Canada, and in 1986 he became the heart transplantation fellow at the Medical College of Virginia in Richmond, Virginia. He was appointed as senior Cardiothoracic Surgeon at Hadassah in 1987 and tenured in 1989. He was head of Israel Transplant Program from 1987-1992. Dr. Shimon pioneered Heart Transplantation in Israel (1987), lung Transplantation
(1989) and Heart-Lung Transplantation (1993). He has performed more than 8,000 open-heart operations and thousands of other thoracic operations. Dr. Shimon has more than 17 years of experience in animal and clinical testing of medical devices.

In addition to his clinical duties as head of cardiovascular surgery, he was a director at the Artificial Heart Institute, Salt Lake City, Utah. He is a member of numerous medical and scientific societies including Mensa International, and has authored many peer reviewed publications. Dr. Shimon retired as Major from the IDF Medical Corps reserves (Paratroopers Battalion) where he had been decorated in 1972. He gained wide experience and has served as a senior military surgeon during the war in Lebanon in 1982-3 and multiple smaller scale collisions. Dr. Shimon completed Senior Business Management Studies in Tel-Aviv University, School of management in 1996. Dr. Shimon has been working since 1999 with medical device companies in design and implementation of preclinical and clinical studies. He founded and has been serving as CEO of SagaX Technologies for Medicine Inc. since 2002. Mr. Shimon has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DR. TOM TROCZYNSKI, Vice President of Coatings, age 51
------------------------------------------------------

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

ARC RAJTAR, Vice President, Operations (MIVI Technologies, Inc.), age 57.
-------------------------------------------------------------------------

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to May 31, 2005 to each of its executive officers

                                     SUMMARY COMPENSATION TABLE

                           Annual Compensation                       Long Term Compensation

(a)                        (b)      (c)         (d)      (e)             (f)            (g)

Name and                   Year     Salary      Bonus    Other           Restricted     Securities
Principal                           ($)         ($)      Annual          Stock          Underlying/
Position                                                 Compensation    Awards         Options
                                                         ($)             ($)            (#)
Alan P. Lindsay            2005     185,244       -             -           -              500,000
Chairman, President        2004     161,051       -             -           -              200,000
and CEO                    2003     138,710       -         7,700           -              500,000

Dhirajlal Kotadia          2005       7,373       -             -           -                    -
Co-Chairman of the Board   2004           -       -             -           -                    -
Managing Director for      2003           -       -             -           -                    -
International Operations

Patrick A. McGowan         2005     101,941       -             -           -              400,000
CFO, Executive VP          2004      85,920       -             -           -              350,000
Secretary and Director     2003      58,343       -        24,000           -              250,000

Dr. Daniel Savard          2005           -       -             -           -                    -
Director                   2004           -       -             -           -                    -
                           2003           -       -        17,022           -              250,000

Dr. Dov Shimon             2005     101,000       -             -           -              500,000
Director                   2004           -       -             -           -                    -
Chief Medical Officer      2003           -       -             -           -                    -

Dr. Tom Troczynski         2005      57,718       -             -           -                    -
Vice President of          2004      52,967       -             -           -              100,000
Coatings                   2003      43,937       -         6,368           -              100,000

Arc Rajtar                 2005      82,090       -             -           -              300,000
Vice President of          2004      69,122       -             -           -               200,000
Operations (MIVI)          2003      64,166       -             -           -                    -


 (a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2005.


                                  Option/SAR Grants in Last Fiscal Year

------------------- ------------------------ ------------------------ ------------------ ----------------
Name                Number of Securities     Percent of total         Exercise or Base   Expiration Date
                    Underlying Option/SAR    Option/SAR Granted in    Price
                    Granted (#)              Fiscal Year              ($/S#)
------------------- ------------------------ ------------------------ ------------------ ----------------
Alan Lindsay                   500,000                 13%                  0.20            2/15/2010
------------------- ------------------------ ------------------------ ------------------ ----------------
Dhirajlal Kotadia                 -                     -                      -                -
------------------- ------------------------ ------------------------ ------------------ ----------------
Patrick McGowan                400,000                 10%                  0.20            2/15/2010
------------------- ------------------------ ------------------------ ------------------ ----------------
Dr. Daniel Savard                 -                     -                     -                 -
------------------- ------------------------ ------------------------ ------------------ ----------------

Dr. Dov Shimon                 200,000                  5%                  0.30            7/31/2009
                               300,000                  8%                  0.30            3/1/2010
------------------- ------------------------ ------------------------ ------------------ ----------------
Dr. Tom Troczynski                -                     -                     -                 -
------------------- ------------------------ ------------------------ ------------------ ----------------
Arc Rajtar                     150,000                  4%                  0.20            2/9/2010
                               150,000                  4%                  0.30            3/3/2010
------------------- ------------------------ ------------------------ ------------------ ----------------

                  Aggregated Option Exercises and Option Values
                  ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2004 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of May 31, 2005.

-------------------- ------------------- ----------------- -------------------------
Name                 Shares Acquired on   Value Realized   Number of Securities
                     Exercise (#)                          Underlying Options
                                                           Exercisable/Unexercisable
-------------------- ------------------- ----------------- -------------------------
Alan Lindsay                n/a                n/a                1,200,000
-------------------- ------------------- ----------------- -------------------------
Dhirajlal Kotadia           n/a                n/a                    -
-------------------- ------------------- ----------------- -------------------------
Patrick McGowan             n/a                n/a                1,000,000
-------------------- ------------------- ----------------- -------------------------
Dr. Daniel Savard           n/a                n/a                  250,000
-------------------- ------------------- ----------------- -------------------------
Dr. Dov Shimon              n/a                n/a                  500,000
-------------------- ------------------- ----------------- -------------------------
Dr. Tom Troczynski          n/a                n/a                  200,000
-------------------- ------------------- ----------------- -------------------------
Arc Rajtar                  n/a                n/a                  500,000
-------------------- ------------------- ----------------- -------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock:

         The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 55,682,495 shares outstanding at August 17, 2005.


Title of     Name and Address of               Amount of Beneficial     Percent
Class        Beneficial Owner                  Interest                 of Class
-----        ----------------                  --------                 --------

Common       Cede & Co.                        41,182,331 (1)           74%
             PO Box 222 Bowling Green Stat
             New York

(1) Shares are held electronically in the Depository Trust and Clearing Corporation by various shareholders.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 17, 2005. The Percentages are based on a total of 55,682,495 shares outstanding as of August 17, 2005.

Title of           Name and Address of           Amount of              Percent
Class              Beneficial Owner              Beneficial Interest    of Class
-----              ----------------              -------------------    --------

Common             Alan P. Lindsay               400,001 Shares           0.7%
                   Suite 1, 8765 Ash Street.     1,200,000 Options        2.2%
                   Vancouver, BC V6P 3T3

Common             Dhirajlal Kotadia             0 Shares                   0%
                   Suite 1, 8765 Ash Street.     0 Options                  0%
                   Vancouver, BC V6P 3T3

Common             Patrick A. McGowan            65,172 Shares            0.2%
                   Suite 1, 8765 Ash Street      1,000,000 Options        1.8%
                   Vancouver, BC V6P 3T3

                   Daniel Savard                 0 Shares                 0%
                   Suite 1, 8765 Ash Street      250,000 Options          0.4%
                   Vancouver, BC V6P 3T3

Common             Dov Shimon                    0 Shares                   0%
                   Suite 1, 8765 Ash Street      500,000 Options          0.9%
                   Vancouver, BC V6P 3T3

                   Tom Troczynksi                832,477 Shares           1.5%
                   Suite 1, 8765 Ash Street      200,000 Options          0.4%
                   Vancouver, BC V6P 3T3

Common             Arc Rajtar                    10,000 Shares            0.0%
                   Suite 1, 8765 Ash Street      500,000 Options          0.9%
                   Vancouver, BC V6P 3T3

Total as a group                                 1,307,650 Shares         2.3%
                                                 3,650,000 Options        6.6%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended May 31, 2005, the Company paid or accrued $445,904 in management and consulting fees to four directors and officers of the Company.

As at May 31, 2005, $nil (2004 - $13,585) was due to Alan Lindsay, the Chief Executive Officer of the Company.

As at May 31, 2005, $17,500 was due from the Chief Financial Officer of the Company. Of this amount, $10,030 has been paid subsequent to year-end.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2003 are filed as part of this report.

         (1)      Financial statements of MIV Therapeautics, Inc.

                                                                           Page
                                                                           ----

Independent Auditor's Report for year ended May 31, 2005...................F-2

Consolidated Balance Sheet at May 31, 2005 and 2004........................F-4

Statement of Changes in Shareholders' Equity for each of the two years in the period ended May 31, 2005.................................F-5

Consolidated Statements of Operations for each of two years in the period ended May 31, 2005..............................................F-9

Consolidated Statements of Cash Flows for each of the
two years in the period ended May 31, 2005.................................F-10

Notes to Consolidated Financial Statements.................................F-11

         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation SB. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
-------           -----------------------

3.1 (a)           Articles of Incorporation
3.2 (a)           By-laws
31.1              Section 302 Certification of CEO
31.2              Section 302 Certification of CFO
32.1              Section 906 Certification of CEO
32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
99.1 (b)          Press Release dated June 1, 2004: US Patent Issued for
                  Drug Encapsulation Applications of MIV Therapeutics'
                  Biocompatible Drug Eluting Coating Technology
99.2 (b)          Press Release dated June 10, 2004: MIV Therapeutics Inc.
                  Retains Strategic Growth as Investor Relations Advisor
99.3 (b)          Press Release dated June 17, 2004: MIV Therapeutics
                  Biocompatible Stent Coating Successfully Completes Pyrogen
                  Trial
99.4 (b)          Press Release dated June 22, 2004: MIV Therapeutics' Coatings
                  Presented at World Biomaterials Congress
99.5 (b)          Press Release dated June 28, 2004: MIV Therapeutics Inc.
                  Completes Significant Biocompatibility Milestones for HAp
                  Stent Coating Technology
99.6 (c)          Press Release dated September 7, 2004: MIVT Vice President of
                  Coatings, nominated for the 2004 World Technology Award
99.7 (c)          Press Release dated September 13, 2004: HAp Coating
                  Successfully Completes Safety Trials
99.8 (c)          Press Release dated September 22, 2004: VisiTrade Network Now
                  Trading McCormick, Marsh & McLennan, 3M, MIV Therapeutics
99.9 (c)          Press Release dated October 7, 2004: MIV Therapeutics Inc. -
                  HAp Coating Successfully Completes Porcine Coronary
                  Implantation Trials
99.10             Press Release dated May 23, 2005: MIV Therapeutics Names
                  Dhirajlal Kotadia, CEO of Sahajanand, as Co-Chairman and
                  Managing Director of International Operations - Appointment to
                  Accelerate Successful Completion of MIVT's Planned Acquisition of Sahajanand Medical Technologies
99.11             Press Release dated May 13, 2005: MIV Therapeutics Commences
                  Animal Trials of Stroke-Preventing Proprietary Device
                  Developed by Recently-Acquired SagaX
99.12             Press Release dated May 13, 2005: SmallCap Sentinel: A Smarter
                  Stent? One Innovative Biotech Company's Proprietary Stent
                  Technology May Take Cardiovascular Therapies to Next
                  Generation of Safety and Effectiveness
99.13             Press Release dated May 12, 2005: MIV Therapeutics Medical
                  Officer Dr. Dov Shimon Interviewed by BiomedDiscoveries.com about New Clinical Evidence of Stent Risks
99.14             Press Release dated May 2, 2005: MIV Therapeutics CEO
                  Discusses Company's Biotechnology Business Strategy in Online
                  Interview With BiomedDiscoveries.com
99.15             Press Release dated Apr 22, 2005: MIV Therapeutics Announces
                  Availability of Online Audio Interview with CEO Alan Lindsay on CEOcast.com
99.16             Press Release dated Apr 22, 2005: MIV Therapeutics Announces
                  Online Availability of Corporate Video Reporting on Company's
                  Biocompatible Coatings
99.17             Press Release dated Apr 21, 2005: MIV Therapeutics Announces
                  Excellent Results in Animal Studies of New Multilayer
                  Drug-Eluting Coating for Cardiovascular Stents
99.18             Press Release dated Apr 18, 2005: MIV Therapeutics Chief
                  Medical Officer to Discuss Advanced Drug-Eluting Stent Coating at Third Annual Biotechnology Conference
99.19             Press Release dated Apr 15, 2005: MIV Therapeutics Reports
                  Successful Progress of Animal Studies on Proprietary
                  Hydroxyapatite Coatings for Coronary Stents
99.20             Press Release dated Apr 13, 2005: MIV Therapeutics to Present
                  Data on Proprietary HAp Biocompatible Coatings at Leading
                  European Symposium

99.21 Press Release dated Apr 7, 2005: MIV Therapeutics Expands Intellectual Property for Multi-layer/Multi-drug Delivery Systems with Two New Patent Applications
99.22 Press Release dated Mar 31, 2005: MIV Therapeutics Builds Strength of Drug-Delivery Technologies Program with Appointment of Dr. Dean-Mo Lui as Chief Scientist
99.23 Press Release dated Mar 22, 2005: MIV Therapeutics Receives Government Grant to Expedite Development of Proprietary HAp Stent Coating for Drug Delivery Technologies
99.24 Press Release dated Mar 18, 2005: MIV Therapeutics Completes Acquisition of SagaX, Developer of Advanced Stroke Prevention Technology
99.25 Press Release dated Mar 15, 2005: MIV Therapeutics Announces 2004 Year-End Review: Milestones Achieved in Development of Revolutionary Coatings for Medical Devices; Technology Increases Body's Acceptance of Implanted Devices, Provides Advanced Therapeutic Functionality
99.26 Press Release dated Mar 11, 2005: MIV Therapeutics and Sahajanand Medical Technologies to Join Forces to Form World Class Drug-Eluting Coronary Stent Company
99.27 Press Release dated Mar 7, 2005: HAp nano stent coating demonstrates excellent biocompatibility and safety in coronary arteries.
99.28 Press Release dated Feb 15, 2005: SISM Research Analyst Reinforces' Speculative Buy/4 Rating for MIV Therapeutics Inc.
99.29 Press Release dated Oct 7, 2004: MIV Therapeutics Inc. - HAp Coating Successfully Completes Porcine Coronary Implantation Trials

-----------------------

         (a) Included as an Exhibit to MIV Therapeautics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

         (b) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed October 14, 2004.

         (c) Included as an Exhibit to MIV Therapeautics, Inc.'s quarterly statement on Form 10-QSB filed January 14, 2005.


b) The following current reports on Form 8-K were filed during the year ended May 31, 2005:

On June 4, 2004, the Company filed a report on Form 8-K under Item 4, 5, and 7 disclosing the Company's change in certifying accountants.

On September 28, 2004, the Company filed a report on Form 8-K under Item 8.01, Other Events, updating the Company's litigation proceedings.

On February 28, 2005, the Company filed a report on Form 8-K under Items 8.01 and 9.01 disclosing the Company had signed a letter of intent with SagaX Medical Technologies Inc.

On March 17, 2005, the Company filed a report on Form 8-K under Items 1.01, 8.01 and 9.01 disclosing entry into a Financing Agreement with Casimir Capital, LP, and the signing of a letter of intent to acquire Sahajanand Medical Technologies.

On March 18, 2005, the Company filed a report on Form 8-K under Items 1.01, 2.03 and 9.01 disclosing the acquisition of SagaX Medical Technologies Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and in connection with statutory and regulatory filings or engagements for those fiscal years is $87,946.

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

Date:  September 2, 2005                     MIV THERAPEUTICS, INC.


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


/s/ Alan P. Lindsay                       Director            September 2, 2005
----------------------------
Alan P. Lindsay


/s/ Patrick McGowan                       Director            September 2, 2005
----------------------------
Patrick McGowan


/s/ Dov Shimon                            Director            September 2, 2005
----------------------------
Dov Shimon

         MIV THERAPEUTICS INC.
         (A development stage company)

         Consolidated Financial Statements
         (Expressed in U.S. Dollars)

         May 31, 2005 and 2004


         INDEX

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets

         Consolidated Statements of Stockholders' Equity (Deficit)

         Consolidated Statements of Operations

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

[LOGO] ERNST & YOUNG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MIV THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of MIV THERAPEUTICS INC. (a development stage company) as of May 31, 2005, the related consolidated statements of stockholders' equity (deficit), operations and cash flows for the year ended May 31, 2005 and for the period from January 20, 1999 (inception) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2004 and for the cumulative period from January 20, 1999 (inception) to May 31, 2004 were audited by other auditors whose reports dated July 29, 2003 and July 7, 2004 expressed unqualified opinions on those statements. The financial statements for the period from January 2, 1999 (inception) to May 31, 2004 include total revenues and net loss of $nil and $16,829,714 since inception, respectively. Our opinion on the statements of stockholders' equity (deficit), operations and cash flows for the period January 20, 1999 (inception) to May 31, 2005, insofar as it relates to amounts for prior periods through May 31, 2004 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, base on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2005, and the results of its operations and its cash flows for the year ended May 31, 2005, and for the cumulative period from January 20, 1999 (inception) to May 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                               /s/ Ernst & Young LLP
August 18, 2005                                 Chartered Accountants

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


Vancouver, Canada                    "MOORE STEPHENS ELLIS FOSTER LTD."
July 7, 2004                                Chartered Accountants

--------------------------------------------------------------------------------

MS AN INDEPENDENTLY OWNED AND OPERATED MEMBER OF MOORE STEPHENS NORTH AMERICA, INC. MEMBERS IN PRINCIPAL CITIES THROUGHOUT NORTH AMERICA. MOORE STEPHENS NORTH AMERICA, INC. IS A MEMBER OF MOORE STEPHENS INTERNATIONAL LIMITED, MEMBERS IN PRINCIPAL CITIES THROUGHOUT THE WORLD.

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                          2005           2004
----------------------------------------------------------------------------------------------
(See Note 1 - Basis of Presentation)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $    492,709   $  2,034,530
  Accounts receivable                                                   33,742         13,336
  Due from related party (Note 8)                                       17,500             --
  Prepaid expenses and deposits                                         41,139        254,659
----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   585,090      2,302,525

PROJECT ACQUISITION COSTS (Note 13)                                     53,426             --

PROPERTY AND EQUIPMENT (Note 5)                                        222,689        177,549
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $    861,205   $  2,480,074
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                             $    307,369   $    170,871
  Due to related parties (Note 8)                                           --         13,585
  Convertible debentures (Note 7)                                      756,080             --
----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,063,449        184,456

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 6)
  Authorized:
      80,000,000 common shares with a par value of $0.001
      20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
      50,517,020 common shares at May 31, 2005 and
      40,092,993 common shares at May 31, 2004                          50,517         40,093

ADDITIONAL PAID-IN CAPITAL                                          22,383,581     18,032,242

DEFERRED COMPENSATION                                                 (556,138)      (190,375)

COMMON STOCK ISSUABLE (Note 3 and 4)                                   139,000             --

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                   (22,033,109)   (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                  (186,095)      (162,115)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (202,244)     2,295,618
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    861,205   $  2,480,074
==============================================================================================


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock       Additional    Deferred    Common      hensive    During the     holders'
                                   ----------------------     Paid-in     Compen-     Stock       Income   Development       Equity
                                     Shares      Amount       Capital      sation  Issuable       (Loss)         Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                               $           $           $           $         $             $             $
BALANCE, January 20, 1999                  --          --          --          --        --           --            --           --
Issuance of common stock for cash  12,217,140      12,217     920,826          --        --           --            --      933,043
Common shares issuable pursuant
   to anti-dilution provision              --          --          --          --    45,676           --            --       45,676
Comprehensive income (loss):
  Loss for the period                      --          --          --          --        --           --      (179,544)    (179,544)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999              12,217,140      12,217     920,826          --    45,676           --      (179,544)     799,175
Issuance of common stock:                                                                                                        --
- for cash                            828,350         828     693,392          --        --           --            --      694,220
- for services rendered               420,000         420     287,700          --        --           --            --      288,120
- for settlement of agreement          99,500         100      68,157          --        --           --            --       68,257
Common shares issuable pursuant
   to anti-dilution provision              --          --          --          --   210,487           --            --      210,487
Subscriptions received                     --          --          --          --   249,800           --            --      249,800
Stock options granted                      --          --      54,600     (54,600)       --           --            --           --
Amortization of stock-based
  compensation                             --          --          --      23,780        --           --            --       23,780
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --          --          --          --        --         (731)           --         (731)
  Loss for the year                        --          --          --          --        --           --    (1,602,492)  (1,602,492)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000              13,564,990      13,565   2,024,675     (30,820)  505,963         (731)   (1,782,036)     730,616
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock      Additional    Deferred     Common      hensive    During the     holders'
                                   ---------------------     Paid-in     Compen-      Stock       Income   Development       Equity
                                     Shares      Amount      Capital      sation   Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $          $           $           $          $            $             $
BALANCE, May 31, 2000              13,564,990     13,565   2,024,675     (30,820)   505,963         (731)   (1,782,036)     730,616
Issuance of common stock:
- for cash                          1,865,000      1,865   1,660,235          --         --           --            --    1,662,100
- for settlement of agreement          62,000         62      42,470          --         --           --            --       42,532
- for conversion of subscription
    receivable                        269,800        270     249,530          --   (249,800)          --            --           --
Common shares issuable                     --         --          --          --     53,100           --            --       53,100
Subscriptions received                     --         --          --          --     57,825           --            --       57,825
Stock options granted                      --         --     112,600          --         --           --            --      112,600
Common shares issuable pursuant
   to anti-dilution provision              --         --          --          --     25,147           --            --       25,147
Amortization of stock-based
  compensation                             --         --          --      20,183         --           --            --       20,183
Beneficial conversion on related
   party loan                              --         --     850,000          --         --           --            --      850,000
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --                     --          --         --       30,027            --       30,027
  Loss for the year                        --                     --          --         --           --    (3,911,601)  (3,911,601)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                 --
Balance prior to recapitalization  15,761,790     15,762   4,939,510     (10,637)   392,235       29,296    (5,693,637)    (327,471)
Minority interest of M-I Vascular
  Innovations, Inc.                (6,751,790)    (6,752) (1,906,150)         --   (392,235)          --     1,744,526     (560,611)
------------------------------------------------------------------------------------------------------------------------------------

Total relating to final M-I
  Vascular Innovations, Inc.,
   May 15, 2001                     9,010,000      9,010   3,033,360     (10,637)        --       29,296    (3,949,111)    (888,082)
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.)
   shareholders at May 15, 2001    11,085,500     11,086     150,104          --         --           --      (193,910)     (32,720)
Share redemption pursuant to
  share exchange and financial
   agreement                       (5,500,000)    (5,500)   (150,104)         --         --           --       (64,396)    (220,000)
Subscriptions received                     --         --          --          --  1,070,000           --            --    1,070,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001              14,595,500     14,596   3,033,360     (10,637) 1,070,000       29,296    (4,207,417)     (70,802)
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock     Additional    Deferred      Common      hensive    During the     holders'
                                   --------------------     Paid-in     Compen-       Stock       Income   Development       Equity
                                     Shares     Amount      Capital      sation    Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $         $            $          $           $            $             $
BALANCE, May 31, 2001              14,595,500    14,596   3,033,360     (10,637)  1,070,000       29,296    (4,207,417)     (70,802)
Issuance of common stock:
- for subscription received           713,333       713   1,069,287          --  (1,070,000)          --            --           --
- for cash                             35,000        35      52,465          --          --           --            --       52,500
- for settlement of related party
   loan                             1,133,333     1,133     848,867          --          --           --            --      850,000
- for finders' fees                   113,334       113     236,755          --          --           --            --      236,868
- for services rendered                75,000        75     164,925          --          --           --            --      165,000
Stock option granted                       --        --   2,552,073    (322,439)         --           --            --    2,229,634
Amortization of stock-based
  compensation                             --        --          --     248,331          --           --            --      248,331
Subscriptions received                     --        --          --          --     256,066           --            --      256,066
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --        --          --          --          --      (56,211)           --      (56,211)
  Loss for the year                        --        --          --          --          --           --    (3,929,466)  (3,929,466)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002              16,665,500    16,665   7,957,732     (84,745)    256,066      (26,915)   (8,136,883)     (18,080)
Issuance of common stock:
- for cash                          2,452,523     2,453     892,305          --          --           --            --      894,758
- for services rendered             1,789,777     1,790     538,251     (13,333)         --           --            --      526,708
- for license fee                     750,000       750     248,677          --          --           --            --      249,427
- for subscriptions received          640,165       640     193,499          --    (256,066)          --            --      (61,927)
- for settlement of debt              235,294       235     110,600          --          --           --            --      110,835
- in exchange of MI shares          2,043,788     2,044     639,299          --          --           --      (642,042)        (699)
Stock option granted                       --        --     257,032      (5,975)         --           --            --      251,057
Subscriptions received                     --        --          --          --      31,244           --            --       31,244
Warrants issued for services               --        --     659,673     (29,341)         --           --            --      630,332
Amortization of stock-based                                                                                                      --
  compensation                             --        --          --      84,745          --           --            --       84,745
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --        --          --          --          --      (24,834)           --      (24,834)
  Loss for the year                        --        --          --          --          --           --    (3,173,411)  (3,173,411)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003              24,577,047    24,577  11,497,068     (48,649)     31,244      (51,749)  (11,952,336)    (499,845)
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock       Additional    Deferred    Common      hensive    During the     holders'
                                   ----------------------     Paid-in     Compen-     Stock       Income   Development       Equity
                                     Shares      Amount       Capital      sation  Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $           $           $           $         $             $             $
BALANCE, May 31, 2003              24,577,047      24,577  11,497,068     (48,649)   31,244      (51,749)  (11,952,336)    (499,845)
Issuance of common stock:
- for private placements and
    subscriptions                   9,423,079       9,423   3,558,439          --   (31,244)          --            --    3,536,618
- for services                      2,394,456       2,395   1,145,731    (525,750)       --           --            --      622,376
- for settlement of debt              100,000         100      11,900          --        --           --            --       12,000
- in exchange of MI shares          1,398,411       1,398     502,030          --        --           --                    503,428
- for warrants exercised            2,100,000       2,100     408,900          --        --           --            --      411,000
- for options exercised               100,000         100      33,400          --        --           --            --       33,500
Stock option granted to
 consultants                               --          --      59,976          --        --           --            --       59,976
Warrants issued for services                                  814,798    (505,938)                                          308,860
Amortization of deferred
 compensation                              --          --          --     889,962        --           --            --      889,962
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --          --          --          --        --     (110,366)           --     (110,366)
  Loss for the year                        --          --          --          --        --           --    (3,471,891)  (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004              40,092,993      40,093  18,032,242    (190,375)       --     (162,115)  (15,424,227)   2,295,618
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                      Common Stock       Additional    Deferred      Common      hensive    During the     holders'
                                   --------------------     Paid-in     Compen-       Stock       Income   Development       Equity
                                     Shares      Amount     Capital      sation    Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                $        $            $            $         $             $             $
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 2004              40,092,993    40,093  18,032,242    (190,375)         --     (162,115)  (15,424,227)   2,295,618
Issuance of common stock:
- for share subscriptions             904,215       904     217,499          --          --           --            --      218,403
- for exercise of warrants          2,320,710     2,321     605,064          --          --           --            --      607,385
- for exercise of options              75,000        75      22,425          --          --           --            --       22,500
- for services                      1,904,703     1,905     543,123    (194,968)     74,000           --            --      424,060
- for finder's fee on private
   placements completed in prior
    year                               10,000        10         (10)         --          --           --            --           --
- in exchange of MI shares
   (Note 6)                         3,209,399     3,209     613,376          --          --           --            --      616,585
- for acquisition of SagaX
   (Note 3)                         2,000,000     2,000     938,000          --      65,000           --            --    1,005,000
Fair value of warrants attached
   to Convertible debentures
    (Note 7)                               --        --      48,920          --          --           --            --       48,920
Warrants issued for services               --        --     917,164    (917,164)         --           --            --           --
Stock options granted                      --        --     155,978          --          --           --            --      155,978
Amortization of deferred
   compensation                            --        --          --     746,369          --           --            --      746,369
Beneficial conversion feature
   of convertible debentures
    (Note 7)                               --        --     289,800          --          --           --                    289,800
Comprehensive income (loss):
   Foreign currency translation
    adjustment                             --        --          --          --          --      (23,980)           --      (23,980)
   Loss for the year                       --        --          --          --          --           --    (6,608,882)  (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005              50,517,020    50,517  22,383,581    (556,138))   139,000     (186,095)  (22,033,109)    (202,244)
====================================================================================================================================


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                              Period
                                                                                from
                                                                           inception
                                                                         (January 20
                                                                            1999) to
                                                                              May 31
                                                                                2005           2005            2004
--------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 8 and 12)                           $  10,703,479   $  2,619,524   $   2,590,779
  Research and development                                                 4,921,705      1,523,166         709,003
  Stock-based compensation                                                 3,642,619        155,978          59,976
  Depreciation                                                               754,742        176,453         146,783
  Interest expense                                                           879,683             --           3,876
  Licenses acquired charged to operations                                    479,780             --              --
  Finance cost on convertible debentures (Note 7)                            382,307        382,307
  Purchased in-process research and development (Note 3 and 6)             2,205,013      1,701,585         503,428
--------------------------------------------------------------------------------------------------------------------

                                                                          23,969,328      6,559,013       4,013,845
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                     (23,969,328)    (6,559,013)     (4,013,845)

GAIN ON EXTINGUISHMENT OF DEBT                                               462,249             --         462,249

INTEREST INCOME                                                               54,928          5,161              --

GAIN (LOSS) ON FOREIGN EXCHANGE                                               13,555        (55,030)         79,705
--------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                               (23,438,596)    (6,608,882)     (3,471,891)

MINORITY INTEREST SHARE OF LOSS                                            1,663,794             --              --
--------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                                  $ (21,774,802)  $ (6,608,882)  $  (3,471,891)
====================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                                  $       (1.11)  $      (0.15)  $       (0.11)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                     19,668,319     42,881,975      31,024,826
====================================================================================================================


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                              Period
                                                                                from
                                                                           inception
                                                                         (January 20
                                                                             1999)to
                                                                              May 31
                                                                                2005           2005            2004
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                             $ (21,774,802)  $ (6,608,882)  $  (3,471,891)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                             5,555,934        902,347         949,938
    - stock issued for other than cash                                     3,113,703        424,060         943,235
    - interest expense on related party loan                                 850,000             --              --
    - depreciation                                                           754,742        176,453         146,783
    - leasehold improvements written down                                     13,300             --              --
    - purchased in-process research and development                        2,275,013      1,621,585         503,428
    - gain on extinguishment of debt                                        (462,249)            --        (462,249)
    - provision for bad debt                                                 160,000             --         160,000
    - beneficial conversion feature on convertible debenture                 289,800        289,800              --
        (Note 7)
    - minority interest                                                   (1,663,794)            --              --
  Changes in non-cash working capital items:
    - accounts receivable                                                   (193,993)       (20,406)         (7,946)
    - due from related party                                                 (17,500)       (17,500)             --
    - prepaid expenses and deposits                                          (41,697)       213,520        (207,719)
    - accounts payable and other payables                                    330,223        136,498        (279,851)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (10,811,320)    (2,882,525)     (1,726,272)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock,
     less share issuance costs                                             9,380,306        848,288       3,981,118
  Due to related parties                                                     850,000        (13,585)       (123,398)
  Proceeds from convertible debentures (Note 7)                              805,000        805,000              --
  Project acquisition costs                                                  (53,426)       (53,426)             --
  Cash acquired in reverse acquisition                                        13,824             --              --
  Subscriptions received                                                   1,357,310             --              --
  Common stock redemption                                                   (120,000)            --              --
  Loan payable                                                               500,000             --              --
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 12,733,014      1,586,277       3,857,720
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                                    (200,000)            --              --
  Purchase of plant and equipment                                         (1,000,574)      (221,593)        (17,078)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (1,200,574)      (221,593)        (17,078)
--------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                             (228,411)       (23,980)        (91,454)
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             492,709     (1,541,821)      2,022,916
CASH AND CASH EQUIVALENTS, beginning of year                                      --      2,034,530          11,614
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                 $     492,709   $    492,709   $   2,034,530
====================================================================================================================


(PLEASE SEE NOTE 10 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      Basis of Presentation

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

      Since inception, the Company has suffered recurring losses, totalling $21,392,495 and working capital deficiency of $478,359 as of May 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

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

      In connection with the Agreement, the Company issued 2,043,788 common shares during the year ended May 31, 2003. The shares of the Company were exchanged on a one-for-one basis for shares of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Principles of Accounting

            These consolidated financial statements are stated in U.S. Dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

      (b)   Principle of Consolidation

            The accompanying consolidated financial statements include the accounts of MIV Therapeutics Inc. (incorporated in Nevada, USA), 90% of M-I Vascular Innovations, Inc. (incorporated in Delaware, USA), its wholly-owned subsidiaries, MIVI Technologies, Inc. (incorporated in Yukon, Canada) and SagaX, Inc. (incorporated in Delaware, USA). All significant inter-company transactions and balances have been eliminated upon consolidation.

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

      (f)   Government assistance and other subsidies

            Government assistance and other subsidies are recorded as either a reduction of the cost of the applicable assets or the related expenditures as determined by the terms and conditions of the agreement under which the assistance is provided to the Company.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (g)   Income Taxes

            The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109, "ACCOUNTING FOR INCOME TAXES". Under SFAS No 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      (h)   Foreign Currency Translation

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

      (i)   Financial Instruments and Concentration of Credit Risk

            Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

            The carrying value of cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities, and amount due to and from related parties approximate their fair value because of the short-term nature of these instruments.

            Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

            The Company operates and incurs significant expenditures outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between Canadian dollar and the U.S. dollar.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (j)   Earnings (Loss) Per Share

            Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings(loss) per share is computed by dividing net income(loss) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No 128, "EARNINGS PER SHARE." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.

      (k)   Stock-Based Compensation

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

      (l)   Comprehensive Loss

            The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

            Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders. The Company's comprehensive loss consists solely of net losses and foreign currency translation adjustment for the year.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (m)   Cash and Cash Equivalents

            The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As at May 31, 2005, the Company had deposits of $432,709 (2004 - $1,974,530) beyond the insured amount.

      (n)   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates.

      (o)   Recent Accounting Pronouncements

            The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce difference between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company's consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (o)   Recent Accounting Pronouncements (continued)

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's consolidated financial statements.

            In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 12(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on their fair values using either a modified-prospective or modified-retrospective transition method. Prior to SFAS 123(R) , only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins on or after April 1, 2006. The adoption of FASB No. 123(R) will have a material impact on the consolidated financial statements.

3.    ACQUISITION OF SAGAX, INC.

      On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel from a third party. SagaX is in the business of researching a neuro-vascular embolic stent filter medical device through its subsidiary in Israel, which will complement the Company's current research activities. SagaX has a registered patent entitled Endovascular Device for Entrapment of Particulate and Method for Use. The technology patented is still in the research stage. As at the date of acquisition, SagaX did not have any other assets or activities prior to acquisition, thus no pro-forma statement of operations has been prepared.

      The Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares are valued at $0.47, which is the fair value of the shares at the time of agreement, and will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The final 1,100,000 shares have not been accrued as its issuance is dependent on obtaining CE Mark approval, which can not be determine at this time. The Company has also agreed to pay $145,000 of the vendor's debt at the time of acquisition and agreed to finance up to $730,000 for SagaX's research in 2005. If the Company decides to abandon the underlying patented project or is placed into receivership or fails to fund SagaX in any six month period, then the vendor or its nominee may repurchase SagaX, including all of its intellectual property, in exchange for the return of all of the Company's common shares issued and a cash payment equal to 125% of all cash advanced by the Company to SagaX.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.    ACQUISITION OF SAGAX, INC. (CONTINUED)

      As at May 31, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt. The balance of $65,000 of the vendor's debt has been recorded as common stock issuable.

      In accordance with FIN 4: "Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", all acquisition costs of $1,085,000 have been recorded as Purchased in-process Research and Development and expensed in the statement of operations.

4.    LICENSES

      (a) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the right to use, develop and sublicense coating technology for stents.

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

            The fair value of $187,500 of the 750,000 common shares issued were recorded as an expense in the year ended May 31, 2003.

            On May 19, 2005, the Company signed an amendment to the existing license agreements to include some amendments in the definition of "Field of Use". Also, the royalties was amended to range from 2.5% to 5% of revenue.

            In consideration of the amendments, the Company will issue 200,000 common shares for a total value of $74,000 being the fair value at the time of the amendment. The amount is recorded as research and development costs.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

4.    LICENSES (CONTINUED)

      (b) On March 15, 2004, the Company entered into a collaborative research agreement with the UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments will be made to UBC for the continuation of the research program, estimated to be approximately CDN$220,800. As at May 31, 2004, the Company has paid CDN$50,000 and expensed to research and development.

            On October 28, 2004, the Company and UBC amended the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

            In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company was estimated at CDN$110,400. As at May 31, 2005, the Company has paid/accrued and recorded CDN$110,400 to research and development costs in accordance with Amendment No. 1.

            In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 was amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400, being payable over the term of the Agreement at various stipulated intervals. As at May 31, 2005, the Company has paid $35,000 and accrued $94,000 to research and development costs in accordance with Amendment No. 2.

            The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at May 31, 2005, the Company has received $44,150 from IRAP.

5.    PROPERTY AND EQUIPMENT

                                                     2005                        2004
                                  -----------------------------------------   ----------
                                                   Accumulated     Net book     Net book
                                          Cost    Amortization        value        value
      ----------------------------------------------------------------------------------
      Furniture and fixtures      $     41,297    $     39,867    $   1,430   $    8,751
      Computer equipment               110,766         101,146        9,620        2,977
      Laboratory equipment             789,158         577,519      211,639      163,922
      Leasehold improvements            49,158          49,158           --        1,899
      ----------------------------------------------------------------------------------
                                  $    990,379    $    767,690    $ 222,689   $  177,549
      ==================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY

      (a)   Common Stock

            (i) The Company placed 6,000,000 common stock to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S ("Reg S") Offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee will receive a fee of 3% of the total value of the stocks held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering is sold. The stocks may only be traded on German stock exchanges pursuant to Regulation S.

                  During the fiscal year ended May 31, 2005, a total of 1,209,108 Reg S stock have been issued at a price range of $0.34 to $0.62 per share of which 904,215 was issued for cash for total net proceeds of $218,403 (net of agent's fees of 154,893 Reg S stock). Of the 200,000 shares issued to a consultant for services as a security for non-paid commissions, 50,000 shares were returned to the Company.

                  As at May 31, 2005, 4,204,689 Regulation S stocks are held in trust by the financial custodian.

            (ii) During the fiscal year ended May 31, 2005, the Company issued an aggregate of 1,599,810 common shares for consulting, research and development, legal and employee services for a total value of $515,028 being the fair value of the shares at the earlier of 1) the agreement date and 2) the period of completion of performance.

            (iii) During the fiscal year ended May 31, 2005, the Company issued
                  2,320,710 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $607,385.

            (iv) On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 common shares of MI on a one-for-one basis. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003. On May 26, 2005, the Company issued 17,000 common shares to exchange for 17,000 common shares of M-I Vascular Innovations, Inc. on a one-for-one basis. The exchanges were accounted for using the step purchase method and accordingly the purchase price of $616,585, being the fair market value of the Company's shares at the time of exchange, was allocated to purchased in process research and development. This amount was written off during the fiscal year 2005 in accordance with FASB Interpretation No. 4, "APPLICABILITY OF FASB NO. 2 TO BUSINESS COMBINATIONS ACCOUNTED FOR BY THE PURCHASE METHOD".

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (a)   Common Stock (continued)

            (v) On March 24, 2005, the Company issued 75,000 common shares to a consultant of the Company for stock options exercised at a price of $0.30 per share, for total proceeds of $22,500.

      (b)   Warrants

            The following table summarizes information about the warrants issued by the Company:

                                              Number of       Weighted Average
                                                 Shares        Exercise price
                                         -------------------------------------

            Balance, May 31, 2003            10,717,821            0.62

            Issued - private placement        2,181,164            0.75
            Issued - finders' fees               55,714            0.60
            Issued - services rendered        3,375,000            0.40
            Exercised                        (2,100,000)          (0.20)
            Expired                          (4,843,250)          (0.75)
                                         -------------------------------------

            Balance, May 31, 2004             9,386,449            0.60
                                         -------------------------------------

                                                                        Weighted
                                                                         Average
                                                           Number of    Exercise
                                                              Shares       price
                                                         -----------------------
            Balance, May 31, 2004                          9,386,449        0.60

            Issued - convertible debentures (Note 7)       1,851,500        0.25
            Issued - finders' fees                            10,000        0.75
            Issued - services rendered                     5,270,000        0.32
            Exercised                                     (2,310,710)       0.26
            Expired                                       (7,043,220)       0.65
                                                         -----------------------

            Balance, May 31, 2005 - Regular                7,164,019        0.45
            Balance, May 31, 2005 and 2004 - Series "A"    3,374,999        0.66
            Balance, May 31, 2005 and 2004 - Series "C"      674,997        0.66
                                                         -----------------------

            Balance, May 31, 2005                         11,214,015        0.53
                                                         =======================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (b)   Warrants (continued)

            During the year ended May 31, 2005, the Company issued 5,270,000 warrants, with exercise prices ranging from $0.24 to $0.45 per share, to various consultants for services rendered to the Company. These warrants had an estimated fair value of $917,168, using the Black Scholes Pricing Model.

            During the year ended May 31, 2005, the board of directors approved an extension to the expiry date for 381,800 warrants outstanding from April 30, 2005 to April 30, 2006 and 200,000 warrants outstanding from May 21, 2005 to May 21, 2007.

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

            In fiscal year 2005, the Company granted an aggregate of 3,900,000 stock options; 2,200,000 to employees/directors of the Company and 1,700,000 to consultants. Each option entitles its holder to acquire one common share of the Company between $0.20 and $0.40 per share, being vested immediately or at a specified time and expires five years from date of grant or term of agreement.

            The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions:

                                                  2005          2004
                                                 -------       -------

                   Risk-free interest rate         3.50%         5.25%
                   Expected life (in years)      3 years       5 years
                   Expected volatility            78.58%       136.11%

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (c)   Stock Options (continued)

            Compensation cost related to the stock options granted to consultants and employees during the year ended May 31, 2005 was charged to operations at their estimated fair value of $155,978 (2004 - $53,276).

            A summary of the weighted average fair value of stock options granted during the year ended May 31, 2005 is as follows:

            ---------------------------------------------------------------------------------------
                                                                             Weighted      Weighted
                                                                              Average       Average
                                                                             Exercise          Fair
                                                                                Price         Value
            ---------------------------------------------------------------------------------------
            Exercise price equals market price at grant date:                 $ 0.30        $ 0.30

            Exercise price greater than market price at grant date:           $ 0.26        $ 0.21

            Exercise price less than market price at grant date:              $ 0.25        $ 0.29
            =======================================================================================

            A summary of the weighted average fair value of stock options granted during the year ended May 31, 2005 is as follows:

            ---------------------------------------------------------------------------------------
                                                                             Weighted      Weighted
                                                                              Average       Average
                                                                             Exercise          Fair
                                                                                Price         Value
            ---------------------------------------------------------------------------------------
            Exercise price equals market price at grant date:                 $ 0.40        $ 0.40

            Exercise price greater than market price at grant date:           $ 0.50        $ 0.31

            Exercise price less than market price at grant date:              $ 0.30        $ 0.31
            =======================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (c)   Stock Options (continued)

            Summary of employee stock options information for the period from inception to May 31, 2005 is as follows:

            ---------------------------------------------------------------------------------------
                                                                                   Weighted Average
                                                                           Shares    Exercise Price
            ---------------------------------------------------------------------------------------

            Options outstanding, May 31, 2003                           4,175,000        0.53

            Options granted                                               995,000        0.35
            Options exercised                                            (100,000)      (0.34)
            Options cancelled                                            (565,000)      (0.74)
            Options expired                                              (250,000)      (0.67)
            ---------------------------------------------------------------------------------------

            Options outstanding, May 31, 2004                           4,255,000        0.47

            Options granted                                             3,900,000        0.28
            Options exercised                                             (75,000)       0.30
            Options expired                                              (300,000)       1.00
            ---------------------------------------------------------------------------------------

            Options outstanding, May 31, 2005                           7,780,000        0.35
            =======================================================================================

            The following summarizes information about the stock options outstanding and exercisable at May 31, 2005:

                                Options Outstanding                          Options Exercisable
                                                  Weighted
                                                   Average     Weighted                    Weighted
               Range of           Number of      Remaining      Average      Number of      Average
               Exercise             options    Contractual     Exercise        options     Exercise
                Prices          Outstanding      Life (yr)        Price    Exercisable        Price
            ---------------------------------------------------------------------------------------
                    $ 0.17         950,000         1.93          $ 0.17        950,000       $ 0.17
                    $ 0.20       1,400,000         4.71          $ 0.20      1,400,000       $ 0.20
                    $ 0.21         500,000         2.89          $ 0.21        500,000       $ 0.21
                    $ 0.30       2,920,000         4.18          $ 0.30      2,320,000       $ 0.30
                    $ 0.40         300,000         4.51          $ 0.40        230,000       $ 0.40
                    $ 0.50         550,000         2.28          $ 0.50        550,000       $ 0.50
                    $ 0.55         650,000         2.50          $ 0.55        650,000       $ 0.55
                    $ 1.00         510,000         1.53          $ 1.00        510,000       $ 1.00
            ---------------------------------------------------------------------------------------
            $ 0.17 - $1.00       7,780,000         3.30          $ 0.35      7,110,000       $ 0.35
            =======================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.    STOCKHOLDERS' EQUITY (CONTINUED)

      (d)   Pro-forma Disclosure

            Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

            ---------------------------------------------------------------------------------------------
                                                                                  2005              2004
            ---------------------------------------------------------------------------------------------
            Net loss, as reported                                       $   (6,226,575)   $   (3,471,891)
              Add: Stock-based employee compensation expense
              included in reported net loss above, net of related
              tax effects                                                      155,978             6,700

              Deduct: Total stock-based employee compensation
              expense determined under fair value based method for
              all awards, net of related tax effects                          (325,449)         (226,962)
            ---------------------------------------------------------------------------------------------

            Pro-forma loss for the year                                 $   (6,396,046)   $   (3,251,629)
            =============================================================================================

            Pro-forma basic and diluted loss per share                           (0.15)            (0.10)
            =============================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

7.    CONVERTIBLE DEBENTURES

      On March 15, 2005, the Company closed a bridge debenture financing for gross proceeds of $805,000 of senior convertible debentures ("Debentures") and 1,610,000 detachable share purchase warrants. The Debentures are interest bearing at 10% per annum, and principal and accrued interest are due and payable in one installment upon the earlier of (i) 180 days from the date of closing of the offering and (ii) the closing of a financing or series of related financings in the Company in the aggregate of $500,000. At the option of the holder, all or a portion of the outstanding principal amount and any accrued interest shall convert into the Company's common stock at a conversion price of $0.25 per share or on the first occasion following the date on which the Company has a financing or series of financing, the Debentures are convertible at a conversion price equal to the lower of (i) the purchase price per share in such subsequent financing, or (ii) the conversion price then in effect. As at May 31, 2005, no Debentures have been converted. If converted, the Debentures can be converted into 3,220,000 common shares of the Company at the current conversion price.

      The transferable share purchase warrants are exercisable at $0.25 per share and have a term of five (5) years from date of grant.

      In connection with this financing, the Company paid a commission fee of $88,000 (which is equal to 10% of the aggregate gross proceeds) in cash, $4,507 in related expenses, and issued 241,500 share purchase warrants ("Agent's warrants") (which is equal to fifteen percent (15%) of the shares of Common Stock underlying the warrants in the financing). The Agent's Warrants are exercisable at $0.25 per share and have a term of five (5) years from date of grant. The Agent's Warrants shall be exercisable for cash or in a cashless exercise, whereby the optionee can elect to receive common stock in lieu of paying cash for the options based on a formula, in accordance with the Agent's Agreement.

      The Company is also committed to pay a commission to the Agent in cash or warrants if any of the Debenture holders invest in the Company within 18 months after the financing. As at May 31, 2005, no accrual have been provided for as there is no obligation to the Company to pay commission and future obligations are not determinable at this time.

      Gross proceeds have been allocated to the liability ($756,080) and the equity ($48,920) components using the relative fair value method of the fair value of the debentures and the estimated fair value of the attached warrants.

      The transaction resulted in a beneficial conversion feature calculation in accordance with EITF 98-5: "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", of $289,800, which has been recorded as financing costs on convertible debentures on the statements of operations.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

8.    RELATED PARTY TRANSACTIONS

      The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

      During the year ended May 31, 2005, the Company paid or accrued $445,904 (2004 - $293,963) of management and consulting fees to 4 directors and officers of the Company. Of this amount, $158,718 (2004 - $63,967) was charged to research and development.

      As at May 31, 2005, an amount of $nil (2004 - $13,585) was due to the Chief Executive Officer of the Company.

      As at May 31, 2005, an amount of $17,500 (2004 - $nil) was due from the Chief Financial Officer of the Company. Of this amount, $10,030 of this amount has been paid subsequent to year-end.

9.    INCOME TAXES

      The Company is subject to income taxes in the United States of America while its subsidiary is subject to income taxes in Canada. US federal net operating loss carryforwards of $11,939,000, if not utilized to offset taxable income in future periods, expire between 2021 and 2025. Canadian net operating loss carryforwards of $3,502,000, if not utilized to offset taxable income in future periods, expire between the years 2008 and 2015.

      Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2005 and 2004:

                                                        2005              2004
                                                -------------------------------

        Income tax benefit at statutory rate    $ (2,313,000)    $  (1,156,000)
        Foreign rate differential                    (12,000)               --
        Certain non-deductible expenses              140,000           140,000
        Acquisition intangibles                      596,000                --
        Research and development                     279,000                --
        Change in valuation allowance              1,310,000         1,016,000
                                                -------------------------------

                                                $         --     $          --
                                                ===============================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.    INCOME TAXES (CONTINUED)

      The Company's total deferred tax asset is as follows:

                                                        2005              2004
                                                -------------------------------

       Tax benefit relating to net operating
         loss carryforwards                     $  5,439,000     $   4,433,000
       Plant and equipment                           151,000           151,000
       Stock option compensation                     304,000                --
       Valuation allowance                        (5,894,000)       (4,584,000)
                                                -------------------------------

                                                $         --     $          --
                                                ===============================

      Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382. It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future income.

10.   SUPPLEMENTAL CASH FLOW INFORMATION

                                            -----------------------------------------
                                             Period from
                                               inception
                                            (January 20,
                                                1999) to
                                                 May 31,
                                                    2005          2005           2004
                                            -----------------------------------------
      SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid in cash               $     29,683   $        --   $      3,876
        Income taxes paid in cash                     --            --             --
                                            =========================================

      SUPPLEMENTAL NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Debt settlement with shares         $    621,375   $        --   $     12,000
        Debt forgiven                            462,249            --        462,249
        Shares issued for service              2,686,315       545,028      1,148,125
        Warrants issued for service            2,391,635       917,164        814,798
        Subscriptions received                   594,935            --             --
                                            =========================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

11.   COMMITMENTS AND CONTINGENT LIABILITIES

      (a) The Company has obligations under a long-term premises lease for a period of five years from November 1, 2000. Negotiations to renew the lease is on-going at this time. The future minimum rent payments until October 2005 is $37,557.

      (b) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

            The Statement of Claim arising from a Settlement Agreement, dated September 14, 2001, seeks the exchange of 3,192,399 shares of the Company for 3,192,399 shares in the capital of the Company's subsidiary or, alternatively, damages and costs.

            The Company and M-I Vascular ("MI") attended a court hearing in chambers on April 16, 17 and 25, 2003 on a summary trial application by the Plaintiff for an Order for a declaration of specific performance that the Plaintiff is entitled to an exchange of 3,192,399 common shares of MI for 3,192,399 common shares of the Company pursuant to the Settlement Agreement entered into on September 14, 2001. The Plaintiff was granted the relief he sought at the summary trial and the Company was ordered to perform the share exchange. The Company has appealed the decision to the British Columbia Court of Appeal and the appeal hearing has been set on September 7, 2004.

            On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to the Plaintiff, offering to exchange his common shares in MI for shares in the Company pursuant to British Columbia securities laws and regulations. In late May 2003, after the judgment was received, the Company asked the Plaintiff to submit his MI share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgement and exchange his shares in accordance with British Columbia securities laws and regulations.

            On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 common shares of MI on a one-for-one basis. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003.

            In a counterclaim in the Supreme Court of British Columbia, the Company continues to dispute the Plaintiff's entitlement to the 3,192,399 MI shares and any Company shares that he may receive pursuant to court order.

            No provision has been provided as at May 31, 2005 as the outcome of this legal proceeding is uncertain at this time.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

12.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses comprise the following:

                                                        2005               2004
                                              ---------------------------------

      Legal                                   $      195,379     $      146,311
      Public relations, financing and
        corporate development                        935,337            772,493
      Management fees                                261,883            229,996
      Consulting                                     692,690            856,692
      Bad debt                                            --            160,000
      Operating expenses                             534,235            425,287
                                              ---------------------------------

                                              $    2,619,524     $    2,590,779
                                              =================================

      General and administrative expenses include $322,202 (2004 - $641,249) and $390,429 (2004 - $237,170) of deferred compensation in public relations and consulting, respectively.

13.   ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

      On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. SMT is in the business of manufacturing, marketing and distributing bare metal and drug eluting stents, which will complement the Company's research activities.

      Pursuant to the Letter, the Company shall issue 44,500,000 shares of the Company's common stock in exchange for 100% of the outstanding equity of SMT.

      In addition, if the SMT operations achieve at least $90 million in sales within 36 months of the closing of the acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock. If the SMT operations achieve $180 million or more in sales within 36 months of the closing acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock so that the SMT shareholders receive an aggregate of 4,450,000 shares of the outstanding shares of the Company's common stock.

      Following the closing, the combined entity will finance the development of a catheterization laboratory, and upon completion, the combined entity will have the right (but not obligation) to acquire all right, title and interest in such technology at an acquisition price equal to 100% of the production cost not to exceed $2.0 million to be paid in the form of cash or common stock of the Company.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

13.   ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC. (CONTINUED)

      The completion of the acquisition shall be at least subject to (i) satisfactory completion of customary due diligence; (ii) mutual board and shareholder approval and other customary consents; (iii) negotiation and execution of the Definitive Agreement and the documents contemplated therein; (iv) receipt of audited financial statements of SMT; (v) negotiation and execution of the Management Employment Agreements; (vi) receipt of all necessary third party consents; (vii) transfer of all assets to SMT, free and clear of all liens, claims and encumbrances of any kind, and (viii) the absence of material legal or government limitations.

      As at August 18, 2005, the acquisition has yet to be finalized. Project acquisition costs of $53,426 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.

14.   SUBSEQUENT EVENTS

      (a) Subsequent to the fiscal year 2005, the Company issued 409,290 and 159,500 common shares pursuant to an exercise of stock purchase warrants at a price of $0.26 and $0.66 per share, respectively, for total proceeds of $211,685.

      (b) Subsequent to the fiscal year 2005, the Company issued 200,563 common shares for research and development and consulting services for a total value of $119,706.

      (c) Subsequent to the fiscal year 2005, the Company issued 66,108 common shares for employee services for a total value of $40,449.

      (d) On June 3, 2005, the Company issued 116,071 shares to a consultant of SagaX, Inc. for total value of $65,000. This is the remaining balance of the vendor's debt which the Company has agreed to pay as part of the Acquisition Agreement (See note 3).

      (e) On June 7, 2005, the Company signed a consulting agreement and pursuant to the agreement, issued 500,000 share purchase warrants with a term of three years and exercise price of $0.50. Each warrant entitles the holder to purchase one common share of the Company.

      (f) On July 1, 2005, the Company signed a consulting agreement wherein the Company will pay $10,000 and issue a total of 140,000 common shares over a specified amount of time in the contract. The Company has paid the $10,000 fees and issued 40,000 common shares on July 29, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

14.   SUBSEQUENT EVENTS (CONTINUED)

      (g) On July 1, 2005, the Company signed a consulting agreement and pursuant to the agreement, issued 250,000 share purchase warrants with a term of three years and exercise price of $0.50. Each warrant entitles the holder to purchase one common share of the Company.

      (h) On August 11, 2005, the Company completed a non-brokered private placement (the "Private Placement") of an aggregate of 7,684,995 units at the price of $0.45 per Unit. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share for the last 6 months thereafter. Series B Warrants are exercisable at the earlier of (i) 30 months from August 11, 2005 and
            (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement".

            A finder's fee comprised of $25,000 in cash and 62,500 exchangeable Series A Warrants and Series B Warrants was paid upon the completion of the private placement.