Form 10QSB
period 2005-08-31
MIV THERAPEUTICS INC
filed 2005-10-24
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                 For the quarterly period ended: August 31, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                          61,966,533
           (Class)                         (Outstanding as of August 31, 2005)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets...............................................F-1

Consolidated Statements of Stockholder's Equity (Deficit).................F-2

Consolidated Statements of Operations.....................................F-4

Consolidated Statements of Cash Flows.....................................F-5

Notes to Consolidated Financial Statements................................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures...........................................14

Part II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................14

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 3   Defaults Upon Senior Securities...................................17

Item 4   Submission of Matters to a Vote of Security Holders...............17

Item 5   Other Information.................................................17

Item 6   Exhibits and Reports on Form 8-K..................................17

Signatures.................................................................17

                       MIV THERAPEUTICS INC.
                       (A development stage company)

                       Consolidated Financial Statements

                       August 31, 2005

                       (Unaudited - Prepared by Management)

                       Expressed in U.S. Dollars




                       INDEX
                       -----

                       Consolidated Balance Sheets

                       Consolidated Statements of Stockholders' Equity (Deficit)

                       Consolidated Statements of Operations

                       Consolidated Statements of Cash Flows

                       Notes to Consolidated Financial Statements


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              August 31                 May 31
                                                                                                   2005                   2005
-------------------------------------------------------------------------------------------------------------------------------
Basis of Presentation (Note 1)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $        4,684,055    $           492,709
  Accounts receivable                                                                            44,842                 33,742
  Due from related party (Note 4)                                                                 7,470                 17,500
  Prepaid expenses and deposits                                                                  89,154                 41,139
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                          4,825,521                585,090

PROJECT ACQUISITION COSTS (Note 5)                                                               58,522                 53,426

PROPERTY AND EQUIPMENT, net (Note 2)                                                            199,530                222,689
-------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $        5,083,573                861,205
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                                                $          386,426    $           307,369
  Convertible debentures (Note 11)                                                              756,080                756,080
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                     1,142,506              1,063,449
-------------------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 3)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         61,966,533 common shares at August 31, 2005 and
         50,517,020 common shares at May 31, 2005                                                61,966                 50,517

ADDITIONAL PAID-IN CAPITAL                                                                   27,900,770             22,383,581

DEFERRED COMPENSATION                                                                          (461,798)              (556,138)

COMMON STOCK ISSUABLE                                                                            90,500                139,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                            (23,448,579)           (22,033,109)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                           (201,792)              (186,095)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          3,941,067               (202,244)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $        5,083,573    $           861,205
===============================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                     Other      Deficit       Total
                                                                                                   Compre-  Accumulated      Stock-
                                               Common Stock        Additional  Deferred    Common  hensive   During the    holders'
                                               -------------------    Paid-in   Compen-     Stock   Income  Development      Equity
                                               Shares      Amount     Capital    sation  Issuable   (Loss)        Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                            $         $          $         $       $           $            $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004                          40,092,993  40,093  18,032,242  (190,375)        - (162,115) (15,424,227)  2,295,618
Issuance of common stock:
- for share subscriptions                         904,215     904     217,499         -         -        -            -     218,403
- for exercise of warrants                      2,320,710   2,321     605,064         -         -        -            -     607,385
- for exercise of options                          75,000      75      22,425         -         -        -            -      22,500
- for services                                  1,904,703   1,905     543,123  (194,968)   74,000        -            -     424,060
- for finder's fee on private placements
    completed in prior year                        10,000      10         (10)        -         -        -            -           -
- in exchange of MI shares                      3,209,399   3,209     613,376         -         -        -            -     616,585
- for acquisition of SagaX                      2,000,000   2,000     938,000         -    65,000        -            -   1,005,000
Fair value of warrants attached to Convertible
debentures                                              -       -      48,920         -         -        -            -      48,920
Warrants issued for services                            -       -     917,164  (917,164)                  -            -          -
Stock options granted                                   -       -     155,978         -         -        -            -     155,978
Amortization of deferred compensation                   -       -           -   746,369         -        -            -     746,369
Beneficial conversion feature
  of convertible debentures                             -       -     289,800         -         -        -                  289,800
Comprehensive income (loss):
  Foreign currency translation adjustment               -       -           -         -         -  (23,980)           -     (23,980)
  Loss for the period                                   -       -           -         -         -        -   (6,608,882) (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                          50,517,020  50,517  22,383,581  (556,138)  139,000 (186,095) (22,033,109)   (202,244)
====================================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                     Other      Deficit       Total
                                                                                                    Compre-  Accumulated      Stock-
                                               Common Stock        Additional  Deferred    Common   hensive   During the    holders'
                                              -------------------    Paid-in   Compen-     Stock    Income  Development      Equity
                                              Shares      Amount     Capital    sation  Issuable    (Loss)        Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                           $         $          $         $        $           $            $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                         50,517,020  50,517  22,383,581  (556,138)  139,000  (186,095) (22,033,109)   (202,244)
Issuance of common stock:
- for share subscriptions - Reg S              1,704,689   1,705     718,390         -         -         -            -     720,095
                          - Private Placement  7,545,000   7,545   3,362,705         -         -         -            -   3,370,250
- for exercise of warrants                     1,668,481   1,668     910,232         -    16,500         -            -     928,400
- for services                                   531,342     531     252,153   (32,800)  (65,000)        -            -     154,884
Warrants issued for services                           -       -     177,466  (177,466)        -         -            -           -
Stock options granted                                  -       -      96,243         -         -         -            -      96,243
Amortization of deferred compensation                  -       -           -   304,606         -         -            -     304,606
Comprehensive income (loss):
  Foreign currency translation adjustment              -       -           -         -         -   (15,697)           -     (15,697)
  Loss for the period                                  -       -           -         -         -         -   (1,415,470) (1,415,470)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2005                      61,966,533  61,966  27,900,770  (461,798)   90,500  (201,792) (23,448,579)  3,941,067
====================================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Period
                                                                                        from
                                                                                   inception
                                                                                 (January 20
                                                                                    1999) to               THREE MONTHS ENDED
                                                                                   August 31                     AUGUST 31
                                                                                        2005                2005            2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (As restated
                                                                                see Note 12)

EXPENSES
  General and administrative (Note 7)                                      $      11,988,257   $         945,753    $    668,445
  Research and development                                                         5,652,528             341,763         187,400
  Stock-based compensation                                                         3,330,937              96,243               -
  Depreciation                                                                       805,062              50,320           6,575
  Interest expense                                                                   879,683                   -               -
  Licenses acquired charged to operations                                            479,780                   -               -
  Finance cost on convertible debentures                                             382,307                   -               -
  Purchased in-process research and development                                    2,205,013                   -               -
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  25,723,567           1,434,079         862,420
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                            (25,723,567)          (1,434,079)       (862,420)

GAIN ON EXTINGUISHMENT OF DEBT                                                       462,249                   -               -

INTEREST INCOME                                                                       60,469               5,541           3,275

GAIN ON FOREIGN EXCHANGE                                                             101,783              13,068             292
---------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE MINORITY INTEREST                                     (25,099,066)         (1,415,470)       (858,853)

MINORITY INTEREST SHARE OF LOSS                                                      806,310                   -               -
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                    $     (24,292,756)  $      (1,415,470)   $   (858,853)
=================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                                      $           (1.15)  $           (0.03)   $      (0.02)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                             21,073,832          54,103,389      40,139,931
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                                             Period
                                                                               from
                                                                          inception
                                                                        (January 20
                                                                           1999) to                  THREE MONTHS ENDED
                                                                          August 31                        AUGUST 31
                                                                               2005                 2005                 2004
------------------------------------------------------------------------------------------------------------------------------
                                                                       (As restated
                                                                       see Note 12)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                         $     (24,292,756)   $      (1,415,470)   $        (858,853)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                            5,271,874              400,849              152,768
    - stock issued for other than cash                                    4,198,496              154,884               24,001
    - interest expense on related party loan                                850,000                    -                    -
    - depreciation                                                          805,062               50,320                6,575
    - leasehold improvements written down                                    13,300                    -                    -
    - purchased in-process research and development                       2,275,013                    -                    -
    - gain on extinguishment of debt                                       (462,249)                   -                    -
    - provision for bad debt                                                160,000                    -                    -
    - beneficial conversion feature on convertible
         debenture                                                          289,800                    -                    -
    - minority interest                                                    (806,310)                   -                    -
  Changes in non-cash working capital items:
    - accounts receivable                                                  (205,093)             (11,100)              (9,050)
    - due from related party                                                 (7,470)              10,030                    -
    - prepaid expenses and deposits                                         (89,712)             (48,015)             (65,826)
    - accounts payable and other payables                                   409,279               79,058                 (474)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (11,590,766)            (779,444)            (750,859)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock,
      less share issuance costs                                          14,399,051            5,018,744                    -
  Due to related parties                                                    850,000                    -                    -
  Proceeds from convertible debentures                                      805,000                    -                    -
  Cash acquired in reverse acquisition                                       13,824                    -                    -
  Subscriptions received                                                  1,357,310                    -                    -
  Common stock redemption                                                  (120,000)                   -                    -
  Loan payable                                                              500,000                    -                    -
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                17,805,185           5,018,744                    -
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                                   (200,000)                   -                    -
  Purchase of property and equipment                                     (1,027,734)             (27,161)              (1,305)
  Project acquisition costs                                                 (58,522)              (5,096)                   -
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (1,286,256)             (32,257)              (1,305)
------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                            (244,108)             (15,697)              (4,005)
------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,684,055            4,191,346             (756,169)
CASH AND CASH EQUIVALENTS, beginning of period                                    -              492,709            2,034,530
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $       4,684,055    $       4,684,055    $       1,278,361
==============================================================================================================================

(PLEASE SEE NOTE 9 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                                          F-5

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION - GOING CONCERN UNCERTAINTIES

         Since inception, the Company has suffered recurring losses, totalling $24,292,756 as of August 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2005 Annual Report on Form 10-K for the year ended May 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.       PROPERTY AND EQUIPMENT

                                                                               August 31, 2005
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         -----------------------------------------------------------------------------------------------------------

         Furniture and fixtures                           $        43,186   $             42,299  $             887
         Computer equipment                                       119,387                102,547             16,840
         Laboratory equipment                                     805,808                624,005            181,803
         -----------------------------------------------------------------------------------------------------------
                                                          $     1,017,539   $            818,009  $         199,530
         ===========================================================================================================

                                                                                May 31, 2005
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         -----------------------------------------------------------------------------------------------------------

         Furniture and fixtures                           $        41,297   $             39,867  $           1,430
         Computer equipment                                       110,766                101,146              9,620
         Laboratory equipment                                     789,158                577,519            211,639
                                                          $       990,379   $            767,690  $         222,689
         ===========================================================================================================

3.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the three month period ended August 31, 2005, a total of 1,704,689 Reg S stock has been issued at a price range of $0.30 to $0.51 per share for total net proceeds of $720,095 (net of agent's fees of $75,500).

                           As at August 31, 2005, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

                  (ii) During the three month period ended August 31, 2005, the Company issued an aggregate of 531,342 common shares for consulting, research and development, legal and employee services for a total value of $252,684 being the fair value of the shares at the earlier of 1) the agreement date and 2) the period of completion of performance. Of these shares, 116,071 shares were issued for total value of $65,000 being the remaining balance of SagaX, Inc. debt which the Company has agreed to pay as part of the Acquisition Agreement.

                  (iii) During the three month period ended August 31, 2005, the Company issued 1,668,481 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $911,900. An additional 25,000 was exercised for total value of $16,500 which was recorded as common stock issuable and was issued subsequent to August 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

                  (iv) On August 11, 2005, the Company completed a private placement of 7,545,000 units at the price of $0.45 per Unit for total net proceeds of $3,370,250. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share for the last 6 months thereafter. Series B Warrants are exercisable at the earlier of (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement". In connection to the private placement, a finder's fee comprised of $25,000 in cash was accrued and 62,500 Series A Warrants and Series B Warrants were issued. As well, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively.

                           As at August 31, 2005, these warrants had an estimated fair value of $2,245,749 using the Black Scholes Option Pricing Model.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                                        Weighted
                                                                                                         Average
                                                                                Number of Shares  Exercise price
                                                                                ---------------------------------
                   Balance, May 31, 2004                                              9,386,449            0.60

                   Issued - convertible debentures                                    1,851,500            0.25
                   Issued - finders' fees                                                10,000            0.75
                   Issued - services rendered                                         5,270,000            0.32
                   Exercised                                                         (2,310,710)           0.26
                   Expired                                                           (7,043,220)           0.65
                                                                                ---------------------------------

                   Balance, May 31, 2005 - Regular                                    7,164,019            0.45
                   Balance, May 31, 2005 - Series "A"                                 3,374,999            0.66
                   Balance, May 31, 2005 - Series "C"                                   674,997            0.66
                                                                                ---------------------------------

                   Balance, May 31, 2005                                             11,214,015            0.53

                   Regular:
                      Issued - services rendered                                        825,000            0.50
                      Exercised                                                        (409,290)           0.26
                   Series "A":
                      Issued -  private placement                                     3,842,498            0.65
                      Issued -  finder's fee                                             62,500            0.65
                      Exercised                                                      (1,152,933)           0.66
                   Series "B":
                      Issued - private placement                                      3,842,498            0.85
                      Issued - finder's fee                                              62,500            0.85
                   Series "C":
                      Exercised                                                        (135,000)           0.66
                                                                                ---------------------------------

                   Balance, August 31, 2005  - Regular                                7,579,729            0.46
                   Balance, May 31, 2005 and 2004 - Series "A"                        6,127,064            0.65
                   Balance, May 31, 2005 and 2004 - Series "B"                        3,904,998            0.85
                   Balance, May 31, 2005 and 2004 - Series "C"                          539,997            0.66
                                                                                ---------------------------------

                   BALANCE, AUGUST 31, 2005                                          18,151,788            0.61
                                                                                =================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

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

                  During the period ended August 31, 2005, the Company granted 200,000 stock options to a director of the Company with an exercise price of $0.30 per share being vested immediately and with an expiry date five years from date of grant.

                  The fair value of the option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions:

                                                       August 31       May 31
                                                            2005         2005

                           Risk-free interest rate         3.50%        3.50%
                           Expected life (in years)      5 years      3 years
                           Expected volatility            90.01%       78.58%


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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  Summary of employee stock options information for the period ended August 31, 2005 is as follows:

                  --------------------------------------------------------------------------------------------
                                                                                          Weighted Average
                                                                              Shares        Exercise Price
                  --------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2005                        7,780,000           0.35

                  Options granted                                            200,000           0.30
                  --------------------------------------------------------------------------------------------

                  Options outstanding, August 31, 2005                     7,980,000           0.34
                  ============================================================================================

                  The following summarizes information about the stock options outstanding and exercisable at August 31, 2005:

                                         Options Outstanding                            Options Exercisable
                                                               Weighted
                                                                Average     Weighted                        Weighted
                       Range of              Number of        Remaining      Average         Number of       Average
                       Exercise                options      Contractual     Exercise           options      Exercise
                        Prices             Outstanding        Life (yr)        Price       Exercisable         Price
                  --------------------------------------------------------------------------------------------------

                              $ 0.17          950,000         1.68           $ 0.17           950,000        $ 0.17
                              $ 0.20        1,400,000         4.45           $ 0.20         1,400,000        $ 0.20
                              $ 0.21          500,000         2.64           $ 0.21           500,000        $ 0.21
                              $ 0.30        3,120,000         3.98           $ 0.30         3,120,000        $ 0.30
                              $ 0.40          300,000         4.26           $ 0.40           230,000        $ 0.40
                              $ 0.50          550,000         2.03           $ 0.50           550,000        $ 0.50
                              $ 0.55          650,000         2.25           $ 0.55           650,000        $ 0.55
                              $ 1.00          510,000         1.28           $ 1.00           510,000        $ 1.00
                  --------------------------------------------------------------------------------------------------
                        $0.17 - $1.00       7,980,000         3.27           $ 0.34         7,910,000        $ 0.34
                  ==================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

         (d)      Pro-forma Disclosure

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  ---------------------------------------------------------------------------------------------------
                                                                                    August 31            August 31
                                                                                         2005                 2004
                  ---------------------------------------------------------------------------------------------------
                  Net loss, as reported                                        $   (1,415,470)        $   (858,853)

                    Add: Stock-based employee compensation expense
                    included in reported net loss above, net of related
                    tax effects                                                        96,243                    -

                    Deduct: Total stock-based employee compensation
                    expense determined under fair value based method for
                    all awards, net of related tax effects                           (134,414)                   -
                  ---------------------------------------------------------------------------------------------------

                  Pro-forma loss for the year                                     $(1,453,641)           $(858,853)
                  ===================================================================================================
                  Pro-forma basic and diluted loss per share                            (0.02)               (0.02)
                  ===================================================================================================


4.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

         During the three month period ended August 31, 2005, the Company paid or accrued $194,275 (2004 - $81,660) of management and consulting fees to four (4) directors and an officer of the Company. Of this amount, $47,900 (2004 - $13,682) was charged to research and development. Included in accounts payable is $7,607 (2004 - $4,593).

         As at August 31, 2005, an amount of $7,470 (2004 - $17,500) was due from the Chief Financial Officer of the Company. The remaining balance has been fully paid subsequent to August 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


5.       ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

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

         As at August 31, 2005, the acquisition has yet to be finalized. Project acquisition costs of $58,522 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.


6.       COMMITMENTS AND CONTINGENT LIABILITIES

         (a) The Company has obligations under a long-term premises lease for a period of five years from November 1, 2000. The Company is in the final stages of negotiations for the renewal of the lease agreement for another five years.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


6.       COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

         (b) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

                  The Statement of Claim arising from a Settlement Agreement, dated September 14, 2001, seeks the exchange of 3,192,399 shares of the Company for 3,192,399 shares in the capital of the Company's subsidiary or, alternatively, damages and costs.

                  The Company and M-I Vascular ("MI") attended a court hearing in chambers on April 16, 17 and 25, 2003 on a summary trial application by the Plaintiff for an Order for a declaration of specific performance that the Plaintiff is entitled to an exchange of 3,192,399 common shares of MI for 3,192,399 common shares of the Company pursuant to the Settlement Agreement entered into on September 14, 2001. The Plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange. The Company has appealed the decision to the British Columbia Court of Appeal
                  .

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

                  No provision has been provided as at August 31, 2005 as the outcome of this legal proceeding is uncertain at this time.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

7.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                                August 31 2005       August 31
                                                                                                          2004
                                                                               --------------------------------
         Legal                                                                  $       88,836          63,091
         Public relations, financing and corporate development                         340,040          32,223
         Management fees                                                               138,924          61,970
         Consulting                                                                    143,486         202,322
         Operating expenses                                                            234,467         308,839
                                                                               --------------------------------

                                                                                $      945,753         668,445
                                                                               ================================

8.       LICENSES

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

                  In consideration of the amendments, the Company will issue 200,000 common shares for a total value of $74,000 being the fair value at the time of the amendment. This amount was recorded as research and development costs as of May 31, 2005. As of August 31, 2005, the shares have not yet been issued.

         (b) On March 15, 2004, the Company entered into a collaborative research agreement with the UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006.

                  On October 28, 2004, the Company and UBC amended the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

                  In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company was estimated at CDN$110,400. As at May 31, 2005, the Company has paid/accrued and recorded CDN$110,400 as research and development costs in accordance with Amendment No. 1.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       LICENSES (continued)

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 was amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400, being payable over the term of the Agreement at various stipulated intervals. As at August 31, 2005, the Company has paid $129,000 and accrued $43,000 to research and development costs in accordance with Amendment No. 2.

                  The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at August 31, 2005, the Company has received $68,350 from IRAP. An additional $7,000 was received subsequent to August 31, 2005.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                ----------------------------------------------------
                                                                      Period from
                                                                        inception
                                                                     (January 20,
                                                                         1999) to
                                                                       August 31,       August 31         August 31
                                                                             2005            2005              2004
                                                                ----------------------------------------------------
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid in cash                               $          29,683    $          -     $           -
            Income taxes paid in cash                                           -               -                 -
                                                                ====================================================

          SUPPLEMENTAL NON-CASH INVESTING
            AND FINANCING ACTIVITIES:
            Debt settlement with shares                         $         621,375    $          -     $           -
            Debt forgiven                                                 462,249               -                 -
            Shares issued for service                                   2,938,999         252,684            24,001
            Warrants issued for service                                 2,569,101         177,466           125,368

                                                                ====================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


10.      SUBSEQUENT EVENTS

         (a) On various dates after August 31, 2005, the Company issued an aggregate of 121,357 common shares for consulting, research and development and employee services for a total value of $157,158 being the fair value of the shares at the earlier of
                  1) the agreement date and 2) the period of completion of performance.

         (b) On various dates after August 31, 2005, the Company issued 955,796 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $532,607.

         (c) On various dates after August 31, 2005, the Company issued 33,056 common shares pursuant to an exercise of common stock options for total proceeds of $6,000.

         (d) On September 23, 2005, the Company granted 60,000 common stock options to various employees with an exercise price of $0.80 and term of 5 years effective October 1, 2005.

11.      CONVERTIBLE DEBENTURES

                  As a consequence of the recent completion by the Company, on August 11, 2005, of a non-brokered private placement (see Note 3(iv)), the existing Senior Convertible Debentures (the "Debentures") which the Company issued on March 15, 2005 for total proceeds of $805,000 became due and payable. On August 30, 2005, the Company received notices of conversion from all the Debenture Holders purporting to exercise the conversion of their Debentures to common stock of the Company as previously provided for under their Debentures.

                  In conjunction with the exercise by each Debenture Holders of their respective Right, on October 4, 2005, the Company issued an aggregate of 3,158,920 common shares to the Debenture Holders, at a conversion price as determined by the terms of the Debenture Agreement of $0.25 per common share, in consideration of the Conversion of an aggregate of $755,000 of principal and $34,730 of interest due under the previous Debentures. One Debenture holder eventually preferred to be repaid than to convert.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


12.      RESTATEMENT

         As disclosed in the 8-K filed earlier, the Company became aware of transcription errors effecting certain components of the cumulative net loss ("Cumulative Net Loss") for the period from inception, January
         20, 1999 to May 31, 2003 and the cumulative cash flows for the same period.

         Correction of the components of the Cumulative Net Loss results in an increase in the cumulative loss from operations of $320,160, an increase in Gain on Foreign Exchange of $75,160, and a decrease in Minority Interest Share of Loss of $857,484. These corrections result in an increase in the Cumulative Net Loss of $1,102,484.

         As a result of this discovery, the fiscal years ended May 31, 2003, 2004 and 2005 have been restated to correct this error. The correct Cumulative Net Loss has been reflected in the current period ended August 31, 2005.

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

PLAN OF OPERATIONS

Since inception, the Company has suffered recurring losses, totalling $24,292,756 and working capital deficiency of $3,683,015 as of August 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

MIV Therapeutics is developing the next generation of biocompatible coatings utilizing HAp nano-film technology. The Company's growth strategy is focused on developing biocompatible device coatings, therapeutic stent technologies, and drug delivery systems for drug eluting applications.

MIVT intends to enter the lucrative drug-eluting stent market with:

(1) Passive nano-film HAp coating with optional capacity to carry adequate quantity of anti-inflammatory drugs, which can reduce post-procedural trauma; and

(2) Multi-layer porous HAp coating, which is in an advanced development stage and can be loaded with a considerable quantity of drugs, including anti inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs.

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

As at May 31, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt. As at August 31, 2005, the balance of $65,000 of the vendor's debt has been paid in common stock.

In accordance with FIN 4: "Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", all acquisition costs of $1,085,000 have been recorded as Purchased in-process Research and Development and expensed in the statement of operations as of May 31, 2005.

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

As at August 31, 2005, the acquisition has yet to be finalized. Project acquisition costs of $58,522 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.

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

2. Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation US Patent No. 6,730,324, PCT Patent Application No. WO 02/085330 converted to pending applications in Canada; Patent No. 2,444,561), Europe #02721913.8(Italy, France , Germany, United Kingdom, Ireland, and The Netherlands), Australia #2002225889, Brazil #PI 0209040-6, China #02811285.7,
India #1357/KONP/2003, Israel #158474, Japan #2002-582904, and South Africa #2003/8332.

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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2005, the Company posted loss from operations of $1,434,079 and a net loss of $1,415,470, compared to a net loss of $858,853 for the three months ended August 31, 2004. Most of the difference in net loss is attributable to an increase in research and development, Public relations, financing and corporate development expenses during the quarter.

Working capital increased to a surplus of $3,683,015 as of August 31, 2005 from a deficiency of $478,359 as of the last fiscal year-ended May 31, 2005. The increase in the working capital is due primarily to increases in cash and cash equivalents stemming from the Company's financing activities.

The Company's main focus during the three months ended August 31, 2005, has been corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $945,753 during the quarter ended August 31, 2005, compared to $668,445 for the quarter ended August 31, 2004. The increase in 2005 is mainly due to the increase in the Company's financing, corporate development and public relations activities.

RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the quarter ended August 31, 2005, to $341,763 compared to $187,400 for the quarter ended August 31, 2004. The increase in 2005 resulted primarily from the Company's increase in research and development on its coating technology which has resulted in the achievement of significant milestones.

DEPRECIATION EXPENSE

Depreciation expenses increased to $50,320 during the quarter ended August 31, 2005, compared to $6,575 for the quarter ended August 31, 2004 due to acquisition of laboratory equipment.

LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. However, the Company currently has working capital of $3,683,015 (current assets less current liabilities). While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the quarter ended August 31, 2004.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of August 31, 2005, the Company had a working capital surplus of $3,683,015.

The Company's cash flow from financing activities increased to $5,013,648 for the three months ended August 31, 2005, compared to none for the same period in 2004.

The Company issued a total of 1,704,689 Reg S stock during the three month period ended August 31, 2005. As of August 31, 2005, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

The Company issued 825,000 warrants and 531,342 common shares for consulting, research & development, legal and employee services during the three months ended August 31, 2005. Of these shares, 116,071 shares were issued for total value of $65,000 being the remaining balance of SagaX, Inc. debt which the Company has agreed to pay as part of the Acquisition Agreement.

On August 11, 2005, the Company completed a private placement of 7,545,000 units at the price of $0.45 per Unit for total net proceeds of $3,370,250. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of
(i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share for the last 6 months thereafter. Series B Warrants are exercisable at the earlier of (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement". In connection to the private placement, a finder's fee comprised of $25,000 in cash was accrued and 62,500 Series A Warrants and Series B Warrants were issued. As well, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively. As at August 31, 2005, these warrants had an estimated fair value of $2,245,749 using the Black Scholes Pricing Model.

WARRANTS

As at August 31, 2005, the Company has outstanding warrants to purchase 18,151,788 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                               Number of
    Quarter ended August 31,2005                           underlying shares
    ----------------------------                           -----------------

      Balance, May 31, 2005                                    11,214,015

      Regular:
         Issued - services rendered                               825,000
         Exercised                                               (409,290)
      Series "A":
         Issued -  private placement                            3,842,498
         Issued -  finder's fee                                    62,500
         Exercised                                             (1,152,933)
      Series "B":
         Issued - private placement                             3,842,498
         Issued - finder's fee                                     62,500
      Series "C":
         Exercised                                               (135,000)
                                                          -----------------

      Balance, August 31, 2005  - Regular                       7,579,729
      Balance, May 31, 2005 and 2004 - Series "A"               6,127,064
      Balance, May 31, 2005 and 2004 - Series "B"               3,904,998
      Balance, May 31, 2005 and 2004 - Series "C"                 539,997
                                                          -----------------

      BALANCE, AUGUST 31, 2005                                 18,151,788
                                                          =================

STOCK-BASED COMPENSATION

Under the Company's 2004 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

During the period ended August 31, 2005, the Company granted 200,000 stock options to a director of the Company with an exercise price of $0.30 per share being vested immediately and expires five years from date of grant.

The following table summarizes information about the stock options issued by the
Company:

                                               Number of     Weighted Average
Quarter ended August 31, 2005                   Options       Exercise Price
-----------------------------                  ---------     ----------------

Options outstanding, May 31, 2005              7,780,000          0.35

Options granted                                  200,000          0.30

Options outstanding, August 31, 2005           7,980,000          0.34


CASH POSITION

At August 31, 2005, the Company had cash and cash equivalents of $4,684,055 compared to a cash position of $492,709 as of the last fiscal year-ended May 31, 2005. The increase in the Company's cash position is due to an increase in the Company's financing activities.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities increased in the quarter ended August 31, 2005 to $386,426 compared to $307,369 as of the last fiscal year-ended May 31, 2005.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$23 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to meet its business objectives to develop its HAp coating technologies towards commercialization, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

RELATED PARTY TRANSACTIONS

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows: During the three month period ended August 31, 2005, the Company paid or accrued $194,275 (2004 - $81,660) of management and consulting fees to four (4) directors and an officer of the Company. Of this amount, $47,900 (2004 - $13,682) was charged to research and development. As at August 31, 2005, an amount of $7,470 (2004 - $17,500) was due from the Chief Financial Officer of the Company. The remaining balance has been fully paid subsequent to August 31, 2005

RISK FACTORS

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

Since inception, the Company has suffered recurring losses, totaling $24,292,756 as of August 31, 2005. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

BECAUSE WE HAVE NOT EARNED ANY REVENUES FROM OPERATIONS, ALL OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCIING ACTIVITES AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

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

The Company currently has 9 full time employees and only three full-time officers and directors. In addition, the Company has entered into consulting agreements with three individuals two of whom are also Directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the ompany will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

GOING CONCERN RISK

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditors have issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to the Company


ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

JOHN MA

On November 18, 2002, John Ma, a former consultant with the Company's majority owned subsidiary, M-I Vascular Innovations, Inc. ("Vascular") filed a Writ and Statement of Claim in the Supreme Court of British Columbia against the Company, its Chief Executive Officer and President, Alan P. Lindsay, and against Vascular, seeking specific performance of a settlement agreement to receive3,192,399 shares of the Company in exchange for 3,192,399 shares in Vascular, or alternatively, damages.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the three months ended August 31, 2005, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

On August 11, 2005, the Company issued an aggregate of 7,684,995 units (39,994 units was paid for legal services and 100,000 units was paid for investor relations services) at the price of $0.45 per unit for total proceeds of $3,395,250. Each unit consists of one common share together with one-half of one Series "A" non-transferable shares purchase warrant and one-half of one Series "B" non-transferable share purchase warrant. Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share for the last 6 months thereafter. Series B Warrants are exercisable at the earlier of (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement". A finder's fee comprised of $25,000 in cash was accrued and 62,500 exchangeable Series A Warrants and Series B Warrants were issued.

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

Date:  October 24, 2005          MIV Therapeutics, Inc.


                                 /s/ Alan Lindsay
                                 --------------------------
                                 Alan Lindsay
                                 President

                                 /s/ Patrick McGowan
                                 --------------------------
                                 Patrick McGowan
                                 CFO