Form 10KSB/A
period 2003-05-31
MIV THERAPEUTICS INC
filed 2005-11-03
CIK 1083011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 1
(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended May 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        Commission File Number 000-30453

                             MIV THERAPEUTICS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

                                      3841
                                      ----
                          (Primary Standard Industrial
                              Classification Code)

            Nevada                                                 N/A
            ------                                                 ---
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                             Identification No.)

                 1-8765 Ash St., Vancouver, B.C. Canada V6P 6T3
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  604-301-9545
                                  ------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
         Title of Each Class
         -------------------
         Common Stock par value $0.001 per share

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended May 31, 2003, were $0.

As of August 6, 2003, the aggregate market value of the voting common stock held by non-affiliates was approximately $9,759,571.

As of August 6, 2003, the number of shares of common stock outstanding was 28,357,763.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Explanatory Note

The Company is filing this amendment number 1 to Form 10-KSB to re-file its financial statements which, as disclosed in Note 15, includes the restatement of cumulative from inception balances.

ITEM 7.  FINANCIAL STATEMENTS.


INDEX

Report of Independent Registered Public Accounting Firm........................3

Consolidated Balance Sheets ...................................................4

Consolidated Statements of Operations .........................................5

Consolidated Statements of Cash Flows..........................................6

Consolidated Statements of Stockholders' Equity (Deficit)......................7

Notes to Consolidated Financial Statements....................................11

                                                                MORGAN & COMPANY
                                                           CHARTERED ACCOUNTANTS
                                                                            LOGO



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of MIV Therapeutics Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of MIV Therapeutics Inc. (a development stage company) as at May 31, 2003 and 2002, and the consolidated statements of operations, cash flows, and stockholders' equity for the years ended May 31, 2003 and 2002, and the cumulative data from January 20, 1999 (date of inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully described in Note 15, subsequent to the issuance of the Company's 2003 consolidated financial statements and our report thereon dated July 29, 2003, we became aware that those financial statements did not reflect correct cumulative operating and cash flow amounts for the period from incorporation, January 20, 1999, to May 31, 2003. In our original report we expressed an unqualified opinion on the 2003 consolidated financial statements, and our opinion on the revised statements, as expressed therein, remains unqualified.

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


Vancouver, Canada                                             "Morgan & Company"

September 23, 2005                                         Chartered Accountants


Tel: (604) 687-5841          Member of             P.O. Box 10007 Pacific Centre
Fax: 604) 687-0075              jhi         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                       Vancouver, B.C. V7Y 1A1

                                                   MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                               CONSOLIDATED BALANCE SHEETS
                                                (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------
                                                                                              MAY 31
                                                                           ----------------------------------------
                                                                                    2003                 2002
------------------------------------------------------------------------------------------------------------------

ASSETS
Current
-------
     Cash and cash equivalents                                             $           11,614    $           4,536
     Prepaid expenses and deposits                                                     46,819               21,933
     Other receivable                                                                 165,485              163,883
                                                                           ----------------------------------------
                                                                                      223,918              190,352
Investment, at cost (Note 6)                                                           50,000               50,000
License (Note 10)                                                                    -                     150,000
Plant And Equipment, net (Note 4)                                                     312,179              428,098
                                                                           ----------------------------------------

                                                                           $          586,097    $         818,450
                                                                           ========================================

LIABILITIES
Current
     Accounts payable                                                      $          448,959    $         672,396
     Due to related parties (Note 9)                                                  136,983              164,134
                                                                           ----------------------------------------
                                                                                      585,942              836,530
Loan Payable (Note 7)                                                                 500,000                    -
                                                                           ----------------------------------------
                                                                                    1,085,942              836,530
                                                                           ----------------------------------------
STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 8)
     Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
     Issued and outstanding:
         24,577,047 common shares at May 31, 2003 and
         16,665,500 common shares at May 31, 2002                                      24,577               16,665

Additional Paid-In Capital                                                          9,403,308            6,862,237
Warrants                                                                            2,093,760            1,095,495
Deferred Compensation                                                                 (48,649)             (84,745)
Common Stock Issuable                                                                  31,244              256,066
Deficit Accumulated During The Development Stage                                  (11,952,336)          (8,136,883)
Accumulated Other Comprehensive Income                                                (51,749)             (26,915)
                                                                           ----------------------------------------
                                                                                     (499,845)             (18,080)
                                                                           ----------------------------------------

                                                                           $          586,097    $         818,450
                                                                           ========================================

                                                           4

                                                  MIV THERAPEUTICS INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (STATED IN U.S. DOLLARS)

--------------------------------------------------------------------------------------------------------------------
                                                                                                   PERIOD FROM
                                                                                                  INCORPORATION
                                                                                                    JANUARY 20
                                                                   YEARS ENDED                       1999 TO
                                                                     MAY 31                           MAY 31
                                                     ---------------------------------------   ---------------------
                                                            2003                 2002                  2003
--------------------------------------------------------------------------------------------------------------------
                                                                                               (Amended - See Note 15)
EXPENSES
     General and administrative
       (Note 13)                                     $       1,762,692    $        1,373,753   $       5,832,201
     Stock based compensation                                   84,745            2,722,965            3,018,740
     Research and development                                  682,015              544,660            3,078,596
     Depreciation                                              151,850              149,395              431,506
     Interest expense                                           22,603                3,204              875,807
     LICENSES ACQUIRED CHARGED TO OPERATIONS                   479,780                -                  479,780
                                                     ---------------------------------------------------------------

Loss From Operations                                        (3,183,685)          (4,793,977)         (13,716,630)

GAIN ON FOREIGN EXCHANGE                                         9,575               54,464               64,040
Interest Income                                                  -                    4,436               49,767
                                                     ---------------------------------------------------------------

Loss For The Year Before Minority Interest                  (3,174,110)          (4,735,077)         (13,602,823)
Less:  Minority Interest Share Of Loss                             699              805,611              806,310
                                                     ---------------------------------------------------------------

Net Loss For The Year                                $      (3,173,411)   $      (3,929,466)   $     (12,796,513)
                                                     ===============================================================


Basic And Diluted Loss Per Share                     $          (0.17)    $          (0.24)
                                                     ========================================


Basic And Diluted Weighted Average Number Of
  Common Shares Outstanding                                 19,198,962           16,382,135
                                                     ========================================

                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                             PERIOD FROM
                                                                                                            INCORPORATION
                                                                                                              JANUARY 20
                                                                              YEARS ENDED                      1999 TO
                                                                                MAY 31                          MAY 31
                                                                --------------------------------------  -----------------------
                                                                       2003                2002                  2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Amended - See Note 15)
Cash Flows From Operating Activities
     Net loss for the year                                      $     (3,173,410)   $    (3,929,466)     $  (12,796,513)
     Adjustments to reconcile loss to net cash used in
       operating activities
         Stock based compensation                                         84,745          2,722,965              3,018,740
         Stock issued for other than cash                              1,595,597            401,868              2,676,317
         Interest expense on related party loan                            -                  -                    850,000
         Depreciation                                                    151,850            149,395                431,506
         Leasehold improvements written down                               -                  -                     13,300
         Intangible assets impairment                                    150,000              -                    150,000
         Minority interest                                                  (699)          (805,611)              (806,310)
     Changes in non-cash working capital items:
         Other receivable                                                 (1,602)          (148,963)              (165,641)
         Prepaid expenses and deposits                                   (24,885)            19,852                (47,498)
         Accounts payable                                               (112,604)           148,757                473,574
                                                                ---------------------------------------------------------------
                                                                      (1,331,008)        (1,441,203)            (6,202,525)
                                                                ---------------------------------------------------------------
Cash Flows From Financing Activities
     Issuance of common stock and warrants for cash, less
       share issuance costs                                              894,758             52,500              4,550,901
     Due to related parties                                              (27,151)           164,134                986,983
     Cash acquired in reverse acquisition                                  -                  -                     13,824
     Subscriptions received                                               31,244            256,066              1,357,310
     Common stock redemption                                               -                  -                   (120,000)
     Loan payable                                                        500,000              -                    500,000
                                                                ---------------------------------------------------------------
                                                                       1,398,851            472,700              7,289,018
                                                                ---------------------------------------------------------------
Cash Flows From Investing Activities
     Acquisition of license                                                -               (200,000)              (200,000)
     Purchases of plant and equipment                                    (35,931)           (14,385)              (761,902)
                                                                ---------------------------------------------------------------
                                                                         (35,931)          (214,385)              (961,902)
                                                                ---------------------------------------------------------------

Foreign Exchange Effect On Cash                                          (24,834)           (54,908)              (112,977)
                                                                ---------------------------------------------------------------

Net (Decrease) Increase In Cash And Cash Equivalents                       7,078         (1,237,796)                11,614

Cash And Cash Equivalents, Beginning Of Year                               4,536          1,242,332                  -
                                                                ---------------------------------------------------------------

Cash And Cash Equivalents, End Of Year                          $         11,614    $         4,536      $          11,614
                                                                ===============================================================

Supplemental Disclosure Of Non-Cash Investing And Financing
  Activities
    Accounts payable in settlement of agreement (Note 8(c))     $        110,835    $         -
    Related party loan                                                     -                850,000
    Subscriptions received (Note 8(f))                                  (256,066)        (1,070,000)
                                                                =====================================

                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                           MAY 31, 2003
                                                     (STATED IN U.S. DOLLARS)


                                          COMMON STOCK         OTHER CAPITAL ACCOUNTS
                                   -------------------------------------------------------------------------------------------------
                                      Number                     Additional                                             Common
                                        Of            Par          Paid-In                            Deferred           Stock
                                      Shares         Value         Capital          Warrants        Compensation       Issuable
                                   -------------------------------------------------------------------------------------------------
Balance, January 20, 1999                -        $      -     $        -       $         -       $        -        $        -

Issuance of common stock
     For cash                        12,217,140        12,217         920,826             -                -                 -
Common shares issuable pursuant
  to anti-dilution provision             -               -              -                 -                -                45,676
Comprehensive income (loss)
     Loss for the period                 -               -              -                 -                -                 -
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 1999                12,217,140        12,217         920,826             -                -                45,676

Issuance of common stock
     For cash                           828,350           828         435,598           257,794            -                 -
     For services                       420,000           420         287,700             -                -                 -
     For settlement of agreement         99,500           100          68,157             -                -                 -
Common shares issuable pursuant
  to anti-dilution provision             -               -              -                 -                -               210,487
Subscriptions received                   -               -              -                 -                -               249,800
Stock options granted                    -               -             54,600             -             (54,600)             -
Amortization of stock based
  compensation                           -               -              -                 -              23,780              -
Comprehensive income (loss)
     Loss for the year                   -               -              -                 -                -                 -
     Foreign currency
       translation adjustment            -               -              -                 -                -                 -
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2000                13,564,990        13,565       1,766,881           257,794         (30,820)           505,963


                                       Accumulated        Deficit
                                          Other         Accumulated
                                      Comprehensive     During The        Total
                                         Income         Development    Stockholders'
                                         (Loss)            Stage         Equity
                                    ------------------------------------------------
Balance, January 20, 1999           $       -          $        -     $        -

Issuance of common stock
     For cash                               -                   -            933,043
Common shares issuable pursuant
  to anti-dilution provision                -                   -             45,676
Comprehensive income (loss)
     Loss for the period                    -                (179,544)      (179,544)
                                    ------------------------------------------------

Balance, May 31, 1999                       -                (179,544)       799,175

Issuance of common stock
     For cash                               -                   -            694,220
     For services                           -                   -            288,120
     For settlement of agreement            -                   -             68,257
Common shares issuable pursuant
  to anti-dilution provision                -                   -            210,487
Subscriptions received                      -                   -            249,800
Stock options granted                       -                   -              -
Amortization of stock based
  compensation                              -                   -             23,780
Comprehensive income (loss)
     Loss for the year                      -              (1,602,492)    (1,602,492)
     Foreign currency
       translation adjustment               (731)               -               (731)
                                    ------------------------------------------------

Balance, May 31, 2000                       (731)          (1,782,036)       730,616






                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                           MAY 31, 2003
                                                     (STATED IN U.S. DOLLARS)

                                            COMMON STOCK                          OTHER CAPITAL ACCOUNTS
                                       ------------------------------------------------------------------------------------
                                         Number                  Additional                                     Common
                                           Of          Par         Paid-In                      Deferred         Stock
                                         Shares       Value        Capital       Warrants     Compensation     Issuable
                                       ------------------------------------------------------------------------------------
Balance, May 31, 2000                    13,564,990 $    13,565 $    1,766,881 $       257,794$     (30,820) $      505,963
Issuance of common stock
 For cash                                 1,865,000       1,865      1,119,743         540,492         -              -
    For settlement of agreement              62,000          62         42,470           -             -              -
    For conversion of subscriptions
       receivable                           269,800         270        164,813          84,717         -           (249,800)
Common shares issuable                       -             -             -               -             -             53,100
Subscriptions received                       -             -             -               -             -             57,825
Stock options granted                        -             -           112,600           -             -              -
 Common shares issuable pursuant to
  anti-dilution provision                    -             -             -               -             -             25,147
 Amortization of stock based
  compensation                               -             -             -               -           20,183           -
 Beneficial conversion on related
  party loan                                 -             -           850,000           -             -              -
Comprehensive income (loss)
   Loss for the year                         -             -             -               -             -              -
      Foreign currency translation
       adjustment                            -             -             -               -             -              -
                                       ------------------------------------------------------------------------------------
Balance prior to recapitalization        15,761,790      15,762      4,056,507         883,003      (10,637)        392,235
Minority interest of M-I Vascular
  Innovations, Inc. (Note 1(b))          (6,751,790)     (6,752)    (1,792,374)       (113,776)        -           (392,235)
                                       ------------------------------------------------------------------------------------
Total relating to final M-I Vascular
  Innovations, Inc. May 15, 2001          9,010,000       9,010      2,264,133         769,227      (10,637)          -
DBS Holdings, Inc. (MIV Therapeutics,
  Inc.) shareholders at May 15, 2001     11,085,500      11,086        150,104           -             -              -
 Share redemption pursuant to share
  exchange and finance agreement         (5,500,000)     (5,500)      (150,104)          -             -              -
Subscriptions received                       -             -             -               -             -          1,070,000
                                       ------------------------------------------------------------------------------------

Balance, May 31, 2001                    14,595,500      14,596      2,264,133         769,227      (10,637)      1,070,000


                                          Accumulated       Deficit
                                             Other        Accumulated
                                         Comprehensive     During The         Total
                                            Income        Development     Stockholders'
                                            (Loss)           Stage            Equity
                                        --------------------------------------------------
Balance, May 31, 2000                   $        (731)   $   (1,782,036) $       730,616
Issuance of common stock
 For cash                                        -                -            1,662,100
    For settlement of agreement                  -                -               42,532
    For conversion of subscriptions
       receivable                                -                -                -
Common shares issuable                           -                -               53,100
Subscriptions received                           -                -               57,825
Stock options granted                            -                -              112,600
 Common shares issuable pursuant to
  anti-dilution provision                        -                -               25,147
 Amortization of stock based
  compensation                                   -                -               20,183
 Beneficial conversion on related
  party loan                                     -                -              850,000
Comprehensive income (loss)
   Loss for the year                             -           (3,911,601)      (3,911,601)
      Foreign currency translation
       adjustment                              30,027             -               30,027
                                        --------------------------------------------------
Balance prior to recapitalization              29,296        (5,693,637)        (327,471)
Minority interest of M-I Vascular
  Innovations, Inc. (Note 1(b))                  -            1,744,526         (560,611)
                                        --------------------------------------------------
Total relating to final M-I Vascular
  Innovations, Inc. May 15, 2001               29,296        (3,949,111)        (888,082)
DBS Holdings, Inc. (MIV Therapeutics,
  Inc.) shareholders at May 15, 2001             -             (193,910)         (32,720)
 Share redemption pursuant to share
  exchange and finance agreement                 -              (64,396)        (220,000)
Subscriptions received                           -                -            1,070,000
                                        --------------------------------------------------

Balance, May 31, 2001                          29,296        (4,207,417)         (70,802)





                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                           MAY 31, 2003
                                                     (STATED IN U.S. DOLLARS)



                                          COMMON STOCK                                OTHER CAPITAL ACCOUNTS
                                   -------------------------------------------------------------------------------------------------
                                      Number                     Additional                                             Common
                                        Of            Par          Paid-In                            Deferred           Stock
                                      Shares         Value         Capital          Warrants        Compensation       Issuable
                                   -------------------------------------------------------------------------------------------------
Balance, May 31, 2001                14,595,500   $    14,596  $    2,264,133   $       769,227   $     (10,637)    $    1,070,000

Issuance of common stock
     For subscription received          713,333           713       1,015,110            54,177            -            (1,070,000)
     For cash                            35,000            35          51,774               691            -                 -
     For settlement of related
       party loan                     1,133,333         1,133         522,599           326,268            -                 -
     For finders' fees                  113,334           113         236,755             -                -                 -
     For services rendered               75,000            75         164,925             -                -                 -
Stock option grants                      -               -          2,552,073             -            (322,439)             -
Expiration of warrants                   -               -             54,868           (54,868)           -                 -
Amortization of stock based
  compensation                           -               -              -                 -             248,331              -
Subscriptions received                   -               -              -                 -                -               256,066
Comprehensive income (loss)
     Loss for the year                   -               -              -                 -                -                 -
     Foreign currency
       translation adjustment            -               -              -                 -                -                 -
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2002                16,665,500        16,665       6,862,237         1,095,495         (84,745)           256,066


                                       Accumulated         Deficit
                                          Other          Accumulated
                                      Comprehensive      During The          Total
                                         Income          Development     Stockholders'
                                         (Loss)             Stage            Equity
                                    -----------------------------------------------------
Balance, May 31, 2001               $     29,296       $   (4,207,417)  $       (70,802)

Issuance of common stock
     For subscription received              -                   -                 -
     For cash                               -                   -                52,500
     For settlement of related
       party loan                           -                   -               850,000
     For finders' fees                      -                   -               236,868
     For services rendered                  -                   -               165,000
Stock option grants                         -                   -             2,229,634
Expiration of warrants                      -                   -                 -
Amortization of stock based
  compensation                              -                   -               248,331
Subscriptions received                      -                   -               256,066
Comprehensive income (loss)
     Loss for the year                      -              (3,929,466)       (3,929,466)
     Foreign currency
       translation adjustment            (56,211)               -               (56,211)
                                    -----------------------------------------------------

Balance, May 31, 2002                    (26,915)          (8,136,883)          (18,080)






                                                       MIV THERAPEUTICS INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (CONTINUED)

                                                           MAY 31, 2003
                                                     (STATED IN U.S. DOLLARS)


                                           COMMON STOCK                               OTHER CAPITAL ACCOUNTS
                                     ----------------------------------------------------------------------------------------------
                                        Number                    Additional                                            Common
                                          Of           Par         Paid-In                            Deferred          Stock
                                        Shares        Value        Capital          Warrants        Compensation       Issuable
                                     ----------------------------------------------------------------------------------------------
Balance, May 31, 2002                  16,665,500  $    16,665  $    6,862,237  $     1,095,495   $     (84,745)    $      256,066

Issuance of common stock
     For cash (Note 8(a))               2,452,523        2,453         649,251          243,054            -                 -
     For services rendered (Note
       8(b))                            1,789,777        1,790         538,251                -         (13,333)             -
     For license fee (Note 10(b))         750,000          750         186,750           61,927            -                 -
     For subscriptions received
       (Note 8(f))                        640,165          640         193,499                -            -              (256,066)
     For settlement of debt (Note
       8(c))                              235,294          235         110,600                -            -                 -
     In exchange of MI shares
       (Note 1)                         2,043,788        2,044         639,299                -            -                 -
Stock option granted (Note 8(e))           -              -            257,032                -          (5,975)             -
Subscriptions received
      (Note 8(f))                          -              -              -                -                -                31,244
Warrants issued for services (Note
  8(d))                                    -              -              -              659,673         (29,341)             -
M-I warrants exchanged
      (Note 8(d))                          -              -            (33,611)          33,611            -                 -
Amortization of stock based
 compensation                              -              -              -                -              84,745              -
Foreign currency translation
 adjustment                                -              -              -                -                -                 -
Loss for the period                        -              -              -                -                -                 -
                                     ----------------------------------------------------------------------------------------------

Balance, May 31, 2003                  24,577,047  $    24,577  $    9,403,308  $     2,093,760   $     (48,649)    $       31,244
                                     ==============================================================================================


                                      Accumulated         Deficit
                                         Other          Accumulated
                                     Comprehensive       During The          Total
                                        Income          Development      Stockholders'
                                        (Loss)             Stage             Equity
                                   ------------------------------------------------------
Balance, May 31, 2002              $     (26,915)     $    (8,136,883)  $       (18,080)

Issuance of common stock
     For cash (Note 8(a))                  -                   -                894,758
     For services rendered (Note
       8(b))                               -                   -                526,708
     For license fee (Note 10(b))          -                   -                187,500
     For subscriptions received
       (Note 8(f))                         -                   -                  -
     For settlement of debt (Note
       8(c))                               -                   -                110,835
     In exchange of MI shares
       (Note 1)                            -                (642,042)              (699)
Stock option granted (Note 8(e))           -                   -                251,057
Subscriptions received
      (Note 8(f))                          -                   -                 31,244
Warrants issued for services (Note
  8(d))                                    -                   -                630,332
M-I warrants exchanged
      (Note 8(d))                          -                   -                  -
Amortization of stock based
 compensation                              -                   -                 84,745
Foreign currency translation
 adjustment                              (24,834)              -                (24,834)
Loss for the period                        -               (3,173,411)       (3,173,411)

Balance, May 31, 2003              $     (51,749)     $   (11,952,336)  $      (499,845)
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

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



4.   CAPITAL ASSETS

                                                         2003                                 2002
                                 ------------------------------------------------------------------------
                                                     ACCUMULATED        NET BOOK            NET BOOK
                                 COST               DEPRECIATION          VALUE               VALUE
                                 ------------------------------------------------------------------------
    Furniture and fixtures       $      39,405    $      20,226      $       19,179      $      27,144
    Computer equipment                  98,725           97,596               1,129             26,651
    Laboratory equipment               559,684          284,481             275,203            347,752
    Leasehold improvements              49,158           32,491              16,667             26,551
                                 ------------------------------------------------------------------------

                                 $     746,972    $     434,794      $      312,178      $     428,098
                                 ========================================================================

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


6.   INVESTMENT

     The market value of the common stock investment carried at cost was as follows:

                                                                 2003             2002
                                                            ---------------------------------

    Endovasc Ltd. Inc. 1,000,000 Class A common shares      $     530,000   $        70,000
                                                            =================================

     The shares of Endovasc Ltd. Inc. are pledged as collateral for the loan described in Note 7 below.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



7.   LOAN PAYABLE

     Loan payable is secured by the investment referred to in Note 6. The loan is repayable on December 30, 2005, bearing interest per annum equal to the London Interbank Offered Rate plus 1%. Interest is payable semi-annually commencing on June 2, 2003. In the event the Company fails to pay interest or principal when due or upon the occurrence of an event of default, the unpaid principal or interest shall accrue interest at a rate of 3% per annum above the rate otherwise applicable (see Note 14(d)).


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

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



8.   COMMON STOCK (Continued)

     d)  Warrants

         The following table summarizes information about the warrants issued by the Company:

                                                            NUMBER OF
                                                        UNDERLYING SHARES
                                                        -------------------

                 Balance, May 31, 2001                        2,560,000

                 Issued - private placements                  1,881,666
                 Expired                                       (748,333)
                                                        -------------------

                 Balance, May 31, 2002                        3,693,333

                 Issued - private placement                   3,092,688
                 Issued - services rendered                   3,550,000
                 Issued - share exchange agreement              381,800
                                                        -------------------

                 Balance, May 31, 2003                       10,717,821
                                                        ===================

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

         The Company had the following stock option activity:

                                                                  WEIGHTED
                                                NUMBER OF         AVERAGE
                                                 OPTIONS      EXERCISE PRICE
                                              --------------- ----------------
         Balance outstanding, May 31, 2001    1,687,500       $     0.84

         Options granted                      4,210,000             0.75
         Options cancelled                    (2,322,500)           0.88
                                              -------------------------------

         Balance outstanding, May 31, 2002    3,575,000             0.68

         Options granted                      1,290,000             0.43
         Options cancelled                    (690,000)             1.07
                                              -------------------------------

         Balance outstanding, May 31, 2003    4,175,000       $     0.53
                                              ===============================

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

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



8.   COMMON STOCK (Continued)

     e) Stock Options (Continued)

         The following table summarizes information about the stock options outstanding at May 31, 2003:

                                                                  OPTIONS
    OPTIONS OUTSTANDING                                         EXERCISABLE
--------------------------------------------------------------------------------
                                         WEIGHTED
                                         AVERAGE
                      NUMBER            REMAINING                  NUMBER
   EXERCISE             OF             CONTRACTUAL                   OF
     PRICE            SHARES           LIFE (YEARS)                SHARES
--------------------------------------------------------------------------------

$      0.17            1,140,000          3.18                     1,140,000
       0.21              500,000          4.90                       -
       0.50              400,000          3.93                       400,000
       0.55              900,000          4.50                       900,000
       1.00            1,235,000          2.52                     1,235,000
--------------------------------------------------------------------------------

$      0.53            4,175,000          3.76                     3,675,000
================================================================================

         Had the stock based compensation been determined under the method prescribed by SFAS No. 123, the Company's loss for the period would have been as follows:

                                                               2003              2002
                                                        ------------------ -----------------
        Net loss for the year                           $     (3,173,411)  $     (3,929,466)
        Additional compensation expense                         (168,437)        (1,036,586)
                                                        ------------------ -----------------

        Pro-forma loss for the year                     $     (3,341,848)  $     (4,966,052)
                                                        ================== =================

        Pro-forma basic and diluted loss per share      $        (0.17)    $        (0.37)
                                                        ================== =================

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


11.    INCOME TAXES

      a) The Company's total deferred tax asset is as follows:

                                                                                    2003               2002
                                                                             ------------------- ------------------
          Tax benefit relating to net operating loss carryforwards           $       3,409,000   $       2,453,000
          Plant and equipment                                                          151,000              98,000
          Valuation allowance                                                       (3,560,000)         (2,551,000)
                                                                             ------------------  ------------------

                                                                             $         -         $         -
                                                                             =================== ==================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



11.    INCOME TAXES (Continued)

       b) Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2002 and 2003:

                                                                                  2003                 2002
                                                                           -------------------- --------------------
          Expected tax benefit                                             $     (1,111,000)    $     (1,657,000)
          Increase in income tax recovery associated with higher rate in
           subsidiary                                                                (6,000)             (48,000)
          Certain non-deductible expenses                                           497,000              108,000
          Change in valuation allowance                                           1,009,000            1,122,000
                                                                           -------------------- --------------------

                                                                           $        -           $        -
                                                                           ==================== ====================

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

      On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to the Plaintiff, offering to exchange his common shares in MI for shares in the Company pursuant to British Columbia securities laws and regulations. In late May 2003, after the judgement was received, the Company asked the Plaintiff to submit his MI share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgement and exchange his shares in accordance with British Columbia securities laws and regulations. The Plaintiff refused to submit his share certificates and, to date, the Company has not completed a share exchange of his 3,192,399 Vascular shares.

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

      The outcome of this contingency cannot be determined at this time

13.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses comprise the following:

                                               2003               2002
                                         ------------------ -----------------

      Legal                              $         238,490  $       271,443
      Investor relations                           205,551           32,465
      Management fees                              228,760          163,752
      Consulting                                   744,814          776,728
      Office, rent and sundry                      345,077          129,365
                                         ------------------ -----------------

                                         $       1,762,692  $     1,373,753
                                         ================== =================

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)


14.    SUBSEQUENT EVENTS

     a) During the period May 31, 2003 to September 23, 2005 the Company issued common stock as follows:

                                                                                         Proceeds or Value
                             Source                           Number of Shares        (Net of Issuance Costs)
           --------------------------------------------------------------------------------------------------
           Private placements and subscriptions                       18,012,289         $         7,219,513
           Services rendered                                           4,807,800         $         1,937,688
           Finders fees                                                   10,000         $                 -
           Settlement of debt                                            100,000         $            12,000
           Exchange of MI shares                                       4,607,810         $         1,120,013
           Warrants exercised                                          6,907,535         $         2,479,393
           Options exercised                                             193,000         $            56,000
           Acquisition of SagaX                                        2,000,000         $         1,005,000
                                                                   -----------------------------------------
                                                                      36,638,434         $        13,829,607
                                                                   =========================================

     b) During the period May 31, 2003 to September 23, 2005 stock options were granted, exercised, cancelled or expired as follows:

                                                                         Number of          Weighted Average
                                                                            Shares            Exercise Price
           --------------------------------------------------------------------------------------------------

                Options granted                                          4,895,000           $      0.29
                Option exercises                                          (175,000)          $      0.32
                Options cancelled                                         (565,000)          $      0.74
                Options expired                                           (550,000)          $      0.85
                Options outstanding at September 23, 2005                7,780,000           $       .35

     c) During the period May 31, 2003 to September 23, 2005 stock purchase warrants were issued, exercised or expired as follows:

                                                                         Number of          Weighted Average
                                                                            Shares            Exercise Price
           --------------------------------------------------------------------------------------------------

                Warrants issued - private placements                    11,812,660           $      0.52
                Warrants issued - finders fees                              65,714           $      0.62
                Warrants issued - services rendered                      9,395,000           $      0.35
                Warrants exercised                                      (6,907,535)          $      0.23
                Warrants expired                                       (11,886,470)          $      0.69
                Warrants outstanding at
                  September 23, 2005                                    13,227,190           $      0.51

d) The Company failed to make the June 2, 2003 interest payment on the loan payable. Consequently on June 12, 2003, the loan became in default. As a result of a court order granted by the Supreme Court of British Columbia, the loan was deemed repaid in full and the Company recognized a gain on the settlement of debt totaling $462,249.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



14.        SUBSEQUENT EVENTS (Continued)

      e) On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. SagaX is in the business of researching a neuro-vascular embolic stent filter medical device. As consideration for the acquisition, the Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares, valued at $0.47, being the fair value of the shares at the time of agreement, will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and 1,100,000 shares upon CE Mark approval relating to SagaX's products. In addition, the Company has agreed to pay $145,000 of the vendor's debt ($80,000 paid) to finance up to $730,000 for SagaX's research in 2005.

           If the Company abandons the underlying patented project, is placed into receivership or fails to fund SagaX in any six month period, the vendor may repurchase SagaX, in exchange for the return of all of the Company's common shares issued and a cash payment equal to 125% of all cash advanced by the Company to SagaX. As at May 31, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt.

      f) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the right to use, develop and sublicense coating technology for stents. Part of the consideration of granting the licenses was payment of a royalty of 2.5% of revenue and a royalty ranging from 10% or 15% of sublicense revenue. On May 19, 2005, the Company signed an amendment to the existing license agreements to include amendments to the definition of "Field of Use" and amend the royalty schedule to a range from 2.5% to 5% of revenue.

           In consideration of the amendments, the Company will issue 200,000 common shares for a total value of $74,000 being the fair value at the time of the amendment.

      g) On March 15, 2004, (as amended on October 28, 2004) the Company entered into a collaborative research agreement with the UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to November 30, 2006 with estimated total costs to the Company being CDN$400,000 being payable over the term of the Agreement.

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



14.   SUBSEQUENT EVENTS (Continued)

      h) On March 15, 2005, the Company completed a bridge debenture financing for gross proceeds of $805,000 of senior convertible debentures ("Debentures") and 1,610,000 detachable share purchase warrants. The Debentures bear interest at 10% per annum, and principal and accrued interest are due and payable in one installment upon the earlier of (i) 180 days from the date of closing of the offering and (ii) the closing of a financing or series of related financings in the Company in the aggregate of $500,000. At the option of the holder, all or a portion of the outstanding principal amount and any accrued interest shall convert into the Company's common stock at a conversion price of $0.25 per share or on the first occasion following the date on which the Company has a financing or series of financing, the Debentures are convertible at a conversion price equal to the lower of (i) the purchase price per share in such subsequent financing, or (ii) the conversion price then in effect. As at May 31, 2005, no Debentures have been converted. If converted, the Debentures can be converted into 3,220,000 common shares of the Company at the current conversion price.

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

      i) On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. SMT is in the business of manufacturing, marketing and distributing bare metal and drug eluting stents, which will complement the Company's research activities.

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

                              MIV THERAPEUTICS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                            (STATED IN U.S. DOLLARS)



14.    SUBSEQUENT EVENTS (Continued)

       (i) In addition, if the SMT operations achieve at least $90 million in sales within 36 months of the closing of the acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock. If the SMT operations achieve $180 million or more in sales within 36 months of the closing acquisition, the SMT shareholders shall be issued 2,225,000 additional shares of the Company's common stock so that the SMT shareholders receive an aggregate of 4,450,000 shares of the outstanding shares of the Company's common stock.

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

           As at September 23, 2005, the acquisition has yet to be finalized.

15.    RESTATEMENT OF CUMULATIVE FROM INCEPTION BALANCES

       Subsequent to the issuance of the Company's financials statements, management became aware of transcription errors effecting certain components of the cumulative net loss for the period from incorporation, January 20, 1999, to May 31, 2003 (the "Cumulative Net Loss") and the cumulative cash flows for the same period (the "Cumulative Cash Flows").

       Correction of the components of the Cumulative Net Loss results in an increase in the cumulative loss from operations of $320,160 (restated -$13,716,630; previously reported - $13,396,470), an increase in Gain on Foreign Exchange of $75,160 (restated - $64,040; previously reported - loss of $11,120) and a decrease in Minority Interest Share of Loss of $857,484 (restated - $806,310; previously reported - $1,663,794). These corrections result in an increase in the Cumulative Net Loss of $1,102,483 (restated - $12,796,513; previously reported - $11,694,030).

       Correction of the components of the Cumulative Cash Flows results in reallocation of certain amounts between components of the cash flows from operating activities without effect on the total.

ITEM 13.  EXHIBITS

     31.1         Certification of the CEO under the Sarbanes-Oxley Act
     31.2         Certification of the CFO under the Sarbanes-Oxley Act
     32           Certification of the CEO & CFO under the Sarbanes-Oxley Act

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment no. 1 to this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MIV Therapeutics, Inc.,
                                                  a Nevada Corporation


Dated: October 28, 2005                           /s/ Alan Lindsay
       ----------------                           ----------------
                                                  Alan Lindsay
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)




Dated: October 28, 2005                           /s/ Patrick McGowan
       ----------------                           -------------------
                                                  Patrick McGowan,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)