Form 10KSB/A
period 2004-05-31
MIV THERAPEUTICS INC
filed 2005-11-03
CIK 1083011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 3

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended May 31, 2004

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

                                      3841
                                      ----
                          (Primary Standard Industrial
                              Classification Code)

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended May 31, 2004, were $0.

As of June 14, 2004, the aggregate market value of the voting common stock held by non-affiliates was approximately $15,434,972 based on the closing price of $0.82 per share.

As of June 14, 2004, the number of shares of common stock outstanding was 45,506,790.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Explanatory Note.

The Company is filing this amendment number 3 to Form 10-KSB to re-file its financial statements which, as disclosed in Note 14, includes the restatement of cumulative from inception balances.

ITEM 7.  FINANCIAL STATEMENTS.

INDEX
-----

Report of Independent Registered Public Accounting Firm.......................3

Consolidated Balance Sheets ..................................................6

Consolidated Statements of Stockholders' Equity...............................7

Consolidated Statements of Operations .......................................11

Consolidated Statements of Cash Flows........................................12

Notes to Consolidated Financial Statements...................................13

ERNST & YOUNG LOGO



Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MIV Therapeutics Inc
(A development stage company)

The financial statements of MIV Therapeutics Inc. (A development stage company) for the year ended May 31, 2004 were audited by other auditors who have ceased operations and whose report dated July 7, 2004 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 14.

As discussed above, the financial statements of MIV Therapeutics Inc. as of May 31, 2004 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 14, in 2005, the Company's Board of Directors approved the reaudit of the accumulated income and expense data from inception to May 31, 2003 by previous auditors. As a result of this reaudit, the cumulative income and expense data from inception to May 31, 2004 was restated, resulting in an increase in the Cumulative Net loss by $1,102,483 and a restated cumulative loss per share of $1.09. Various components of cumulative operating cash flows were also restated but there was no change in cumulative net cash used in operating activities from inception to May 31, 2004. We audited the adjustments that were applied to restate the accumulated income, expense and cash flow data from inception reflected in the 2005 financial statements. Our procedures included i) agreeing the cumulative income, expense and cash flow data to the underlying annual audited financial statements from inception to May 31, 2004 and ii) testing the mathematical accuracy of the restated accumulated data from inception to May 31, 2004. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.





Vancouver, Canada                                    /s/ Ernst & Young LLP
October 20, 2005                                     Chartered Accountants







                        A MEMBER OF ERNST & YOUNG GLOBAL

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

Vancouver, Canada                            "MOORE STEPHENS ELLIS FOSTER LTD."
July 7, 2004                                               Chartered Accountants

MS - AN INDEPENDENTLY OWNED AND OPERATED MEMBER OF MOORE STEPHENS NORTH AMERICA, INC. MEMBERS IN PRINCIPAL CITIES THROUGHOUT NORTH AMERICA. MOORE STEPHENS NORTH AMERICA, INC. IS A MEMBER OF MOORE STEPHENS INTERNATIONAL LIMITED, MEMBERS IN PRINCIPAL CITIES THROUGHOUT THE WORLD

                                                                MORGAN & COMPANY
                                                           CHARTERED ACCOUNTANTS
                                                                            LOGO



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of MIV Therapeutics Inc.
(A Development Stage Company)

We have audited the consolidated balance sheets of MIV Therapeutics Inc. (a development stage company) as at May 31, 2003, and the consolidated statements of operations, cash flows, and stockholders' equity for the year ended May 31, 2003, and the cumulative data from January 20, 1999 (date of inception) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of MIV Therapeutics Inc. as of May 31, 2003, and the results of their operations and its cash flows for the years ended May 31, 2003, and the cumulative data from January 20, 1999 (date of inception) to May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 14, subsequent to the issuance of the Company's 2003 consolidated financial statements and our report thereon dated July 29, 2003, we became aware that those financial statements did not reflect correct cumulative operating and cash flow amounts for the period from incorporation, January 20, 1999, to May 31, 2003. In our original report we expressed an unqualified opinion on the 2003 consolidated financial statements, and our opinion on the revised statements, as expressed therein, remains unqualified.

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





Vancouver, Canada                                     "Morgan & Company"
September 23, 2005                                       Chartered Accountants

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------
                                                                        2004               2003
--------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  2,034,530      $     11,614
  Other receivable                                                        13,336           165,485
  Prepaid expenses and deposits                                          254,659            46,819
--------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   2,302,525           223,918
INVESTMENT, at cost (Note 4)                                                  --            50,000
PROPERTY AND EQUIPMENT, net (Note 7)                                     177,549           312,179
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  2,480,074      $    586,097
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                  $    170,871      $    448,959
  Due to related parties (Note 9)                                         13,585           136,983
--------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                184,456           585,942
LOAN PAYABLE (Note 5)                                                         --           500,000
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        184,456         1,085,942
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
COMMON STOCK (Note 8)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         40,092,993 common shares at May 31, 2004 and
         24,577,047 common shares at May 31, 2003                         40,093            24,577
ADDITIONAL PAID-IN CAPITAL                                            15,040,147         9,403,308
WARRANTS                                                               2,992,095         2,093,760
DEFERRED COMPENSATION                                                   (190,375)          (48,649)
COMMON STOCK ISSUABLE                                                         --            31,244
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (15,424,227)      (11,952,336)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                  (162,115)          (51,749)
--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                2,295,618          (499,845)
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,480,074      $    586,097
==================================================================================================

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
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                     Cumulated
                                                       from
                                                     inception
                                                    (January 20
                                                     1999) to
                                                      May 31
                                                        2004               2004             2003
-----------------------------------------------------------------------------------------------------
                                                    (As restated
                                                    see Note 14)
EXPENSES
  General and administrative (Note 12)              $  8,422,980      $  2,590,779      $  1,762,692
  Stock-based compensation                             3,078,716            59,976            84,745
  Research and development                             3,787,599           709,003           682,015
  Depreciation                                           578,289           146,783           151,850
  Interest expense                                       879,683             3,876            22,603
  Licenses acquired charged to operations                479,780                --           479,780
  Purchased in-process research and development          503,428           503,428                --
-----------------------------------------------------------------------------------------------------

                                                      17,730,475        (4,013,845)        3,183,685
-----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (17,730,475)       (4,013,845)       (3,183,685)

GAIN ON EXTINGUISHMENT OF DEBT                           462,249           462,249                --

INTEREST INCOME                                           49,767                --                --

GAIN ON FOREIGN EXCHANGE                                 143,745            79,705             9,576
-----------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST           (17,074,714)       (3,471,891)       (3,174,109)

MINORITY INTEREST SHARE OF LOSS                          806,310                --               699
-----------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                               $(16,268,404)     $ (3,471,891)     $ (3,173,410)
=====================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                               $      (1.09)     $      (0.11)     $      (0.17)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                 14,950,534        31,024,826        19,198,962
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2004 and 2003
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------------------
                                                              Cumulated
                                                                from
                                                              inception
                                                             (January 20
                                                               1999) to
                                                                May 31
                                                                 2004                2004              2003
--------------------------------------------------------------------------------------------------------------
                                                            (As restated
                                                             see Note 14)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                      $(16,268,404)     $ (3,471,891)     $ (3,173,410)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                  3,968,678           949,938            84,745
    - stock issued for other than cash                          3,619,552           943,235         1,595,597
    - interest expense on related party loan                      850,000                --                --
    - depreciation                                                578,289           146,783           151,850
    - leasehold improvements written down                          13,300                --                --
    - purchased in-process research and development               503,428           503,428                --
    - intangible assets impairment                                150,000                --           150,000
    - gain on extinguishment of debt                             (462,249)         (462,249)               --
    - provision for bad debt                                      160,000           160,000                --
    - minority interest                                          (806,310)               --              (699)
  Changes in non-cash working capital items:
    - other receivable                                           (173,587)           (7,946)           (1,602)
    - prepaid expenses and deposits                              (255,217)         (207,719)          (24,885)
    - accounts payable                                            193,723          (279,851)         (112,604)
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                          (7,928,797)       (1,726,272)       (1,331,008)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock and warrants for
    cash, less share issuance costs                             8,532,019         3,981,118           894,758
  Due to related parties                                          863,585          (123,398)          (27,151)
  Cash acquired in reverse acquisition                             13,824                --                --
  Subscriptions received                                        1,357,310                --            31,244
  Common stock redemption                                        (120,000)               --                --
  Loan payable                                                    500,000                --           500,000
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                      11,146,738         3,857,720         1,398,851
--------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                         (200,000)               --                --
  Purchase of plant and equipment                                (778,980)          (17,078)          (35,931)
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (978,980)          (17,078)          (35,931)
--------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                  (204,431)          (91,454)          (24,834)
--------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                           2,034,530         2,022,916             7,078
CASH AND CASH EQUIVALENTS, beginning of year                           --            11,614             4,536
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                       $  2,034,530      $  2,034,530      $     11,614
==============================================================================================================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
  Debt settlement                                                              $    474,249      $    110,835
  Shares issued for service                                                       1,148,125           540,041
  Warrants issued for service                                                       814,798           659,673
  Subscriptions received                                                                 --          (256,066)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      12

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

2.       GOING CONCERN

         Since inception, the Company has suffered recurring losses, totalling $16,268,404 as of May 31, 2004. The Company has funded its operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financials statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

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

7.       PROPERTY AND EQUIPMENT

                                                                    2004                                2003
                                                 -----------------------------------------------    -------------
                                                                  Accumulated       Net book          Net book
                                                      Cost        Amortization        value             value
         --------------------------------------------------------------------------------------------------------
         Furniture and fixtures                  $     39,405     $     30,654     $      8,751     $     19,179
         Computer equipment                           101,858           98,881            2,977            1,129
         Laboratory equipment                         573,378          409,456          163,922          275,203
         Leasehold improvements                        49,158           47,259            1,899           16,668
         --------------------------------------------------------------------------------------------------------
                                                 $    763,799     $    586,250     $    177,549     $    312,179
         ========================================================================================================

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

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                        Weighted
                                                                                        Average
                                                                       Number of        Exercise
                                                                         Shares          price
                                                                     ----------------------------
                      Balance, May 31, 2002                             3,693,333          0.75

                      Issued - private placement                        3,092,688          0.75
                      Issued - services rendered                        3,550,000          0.36
                      Issued - share exchange agreement                   381,800          0.75
                                                                     ----------------------------

                      Balance, May 31, 2003                            10,717,821          0.62

                      Issued - private placement                        2,181,164          0.75
                      Issued - finders' fees                               55,714          0.60
                      Issued - services rendered                        3,375,000          0.40
                      Extended                                            381,800          0.75
                      Exercised                                        (2,100,000)        (0.20)
                      Expired                                          (5,225,050)        (0.75)
                                                                     ----------------------------

                      Balance, May 31, 2004                             9,386,449          0.60
                                                                     ============================

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

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  A summary of the weighted average fair value of stock options granted during the year ended May 31, 2004 is as follows:

                                                                                            Weighted        Weighted
                                                                                             Average         Average
                                                                                            Exercise            Fair
                                                                                               Price           Value
                  --------------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:                         $ 0.40          $ 0.40

                  Exercise price greater than market price at grant date:                   $ 0.50          $ 0.31

                  Exercise price less than market price at grant date:                      $ 0.30         $ 0.31

                  ==================================================================================================

                  Summary of employee stock options information for the year ended May 31, 2004 is as follows:

                                                                                                           Weighted
                                                                                                            Average
                                                                                                           Exercise
                                                                                    Shares                    Price
                  --------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2002                                3,575,000                  $0.68

                  Options granted                                                  1,290,000                  0.43
                  Options cancelled                                                 (690,000)                 1.07
                  --------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2003                                4,175,000                  0.53

                  Options granted                                                    995,000                  0.35
                  Options exercised                                                 (100,000)               (0.335)
                  Options cancelled                                                 (565,000)               (0.742)
                  Options expired                                                   (250,000)               (0.668)
                  --------------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2004                                4,255,000                  0.47
                  ==================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S DOLLARS)
--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  The following summarizes information about the stock options outstanding at May 31, 2004:

                                  Options Outstanding and exercisable
                           ---------------------------------------------------
                                                                   Weighted
                                                                   Average
                                                 Number           Remaining
                           Exercise                Of            Contractual
                           Price                 Shares          Life (Years)
                           ---------------------------------------------------

                           $      0.17              900,000          2.95
                                  0.21              500,000          3.89
                                  0.30              670,000          4.45
                                  0.40              125,000          4.95
                                  0.50              550,000          3.28
                                  0.55              650,000          3.50
                                  1.00              860,000          1.74
                           ---------------------------------------------------

                           $      0.47            4,255,000          3.24
                           ===================================================

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  -------------------------------------------------------------------------------------------------
                                                                                     2004                 2003
                  -------------------------------------------------------------------------------------------------
                  Net loss, as reported                                           $(3,471,891)       $  (3,173,410)
                    Add: Stock-based employee compensation expense
                    included in reported net income, net of related tax
                    effects                                                             6,700                    -

                  Deduct: Total stock-based employee  compensation expense
                         determined  under fair value based method for all
                         awards, net of related tax effects                          (226,962)            (168,437)
                  -------------------------------------------------------------------------------------------------

                  Pro-forma loss for the year                                     $ 3,251,629)       $  (3,341,847)
                  =================================================================================================

                  Pro-forma basic and diluted loss per share                             (0.10)              (0.17)
                  =================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S DOLLARS)
--------------------------------------------------------------------------------

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
                                                                          =============================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Financial Statements
Year Ended May 31, 2004
(EXPRESSED IN U.S DOLLARS)
--------------------------------------------------------------------------------


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


12.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                            2004          2003
                                                                       --------------------------
             Legal                                                     $  146,311     $  238,490
             Public relations, financing and corporate development        772,493        205,551
             Management fees                                              229,996        228,760
             Consulting                                                   856,692        744,814
             Bad debt                                                     160,000             --
             Operating expenses                                           425,287        345,077
                                                                       --------------------------

                                                                       $2,590,779     $1,762,692
                                                                       ==========================

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


14.      RESTATEMENT OF CUMULATIVE FROM INCEPTION BALANCES

         Subsequent to the issuance of the Company's financials statements, management became aware of transcription errors effecting certain components of the cumulative net loss for the period from inception, January 20, 1999, to May 31, 2004 (the Cumulative Net Loss") and the cumulative cash flows for the same period (the "Cumulative Cash Flows"),

         Correction of the components of the Cumulative Net Loss results in an increase in the cumulative loss from operations of $320,160 (restated -$17,410,315; previously reported - $17,730,475), an increase in Gain on Foreign Exchange of $75,160 (restated - $143,745; previously reported - loss of $68,585) and a decrease in Minority Interest Share of Loss of $857,484 (restated - $806,310; previously reported - $1,663,794). These corrections result in an increase in the Cumulative Net Loss of $1,102,484 (restated - $16,268,404; previously reported - $15,165,920). The restated cumulative loss per share is $1.09.

         Correction of the components of the Cumulative Cash Flows results in reallocation of certain amounts between components of the cash flows, which are all found within operating activities without effect on the total.

ITEM 13.  EXHIBITS

     31.1         Certification of the CEO under the Sarbanes-Oxley Act
     31.2         Certification of the CFO under the Sarbanes-Oxley Act
     32           Certification of the CEO & CFO under the Sarbanes-Oxley Act

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment no. 3 to this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MIV Therapeutics, Inc.,
                                                 a Nevada Corporation


   Dated: November 1, 2005                       /s/ Alan Lindsay
                                                 -------------------------------
                                                 Alan Lindsay
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



   Dated: November 1, 2005                       /s/ Patrick McGowan
                                                 -------------------------------
                                                 Patrick McGowan,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)