Form 10KSB/A
period 2005-05-31
MIV THERAPEUTICS INC
filed 2005-11-03
CIK 1083011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 1
(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended May 31, 2005

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to
                  _____

                        Commission File Number 000-30453
                                               ---------

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended May 31, 2005, were $0.

As of August 17, 2005, the aggregate market value of the voting common stock held by non-affiliates was approximately $44,522,397.

As of August 17, 2005, the number of shares of common stock outstanding was 55,682,495.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

Explanatory Note

The Company is filing this amendment number 1 to Form 10-KSB to re-file its financial statements which, as disclosed in Note 15, includes the restatement of cumulative form inception balances.

ITEM 7.  FINANCIAL STATEMENTS.


INDEX


Report of Independent Registered Public Accounting Firm.......................3
Consolidated Balance Sheets ..................................................6
Consolidated Statements of Stockholders' Equity (Deficit).....................7
Consolidated Statements of Operations .......................................12
Consolidated Statements of Cash Flows........................................13
Notes to Consolidated Financial Statements...................................14

ERNST & YOUNG LOGO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MIV THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of MIV THERAPEUTICS INC. (a development stage company) as of May 31, 2005, the related consolidated statements of stockholders' equity (deficit), operations and cash flows for the year ended May 31, 2005 and for the period from January 20, 1999 (inception) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2004 and for the cumulative period from January 20, 1999 (inception) to May 31, 2004 were audited by other auditors whose reports dated July 29, 2003 and July 7, 2004 expressed unqualified opinions on those statements. The financial statements for the period from January 2, 1999 (inception) to May 31, 2004 include total revenues and net loss of $nil and $16,268,403 since inception, respectively. Our opinion on the statements of stockholders' equity (deficit), operations and cash flows for the period January 20, 1999 (inception) to May 31, 2005, insofar as it relates to amounts for prior periods through May 31, 2004 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

As more fully described in Note 15, subsequent to the issuance of the Company's 2005 consolidated financial statements and our initial report thereon dated August 18, 2005, discovery of facts existing at the date of our report resulted in a restatement of certain information in the consolidated financial statements. Prior auditors reaudited the cumulative income, expense and cash flow data from inception to May 31, 2003 which resulted in an adjustment to the Cumulative Net Loss from inception to May 31, 2005 of $1,102,483 and a restated cumulative loss per share of $1.16. The report of other auditors have been reissued and remains unqualified. An additional restatement of information is also described in Note 15, which resulted in the restatement of one of the accompanying notes of the consolidated financial statements.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2005, and the results of its operations and its cash flows for the year ended May 31, 2005, and for the cumulative period from January 20, 1999 (inception) to May 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada                                          /s/ Ernst & Young LLP
August 18, 2005 except for                                 Chartered Accountants
Notes 15 and 6d which are as of October 20, 2005


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


Vancouver, Canada                                     "Morgan & Company"
September 23, 2005                                    Chartered Accountants

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------
                                                                        2005               2004
---------------------------------------------------------------------------------------------------
(See Note 1 - Basis of Presentation)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    492,709      $  2,034,530
  Accounts receivable                                                     33,742            13,336
  Due from related party  (Note 8)                                        17,500                --
  Prepaid expenses and deposits                                           41,139           254,659
---------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     585,090         2,302,525

PROJECT ACQUISITION COSTS (Note 13)                                       53,426                --

PROPERTY AND EQUIPMENT (Note 5)                                          222,689           177,549
---------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $    861,205      $  2,480,074
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                               $    307,369      $    170,871
  Due to related parties (Note 8)                                             --            13,585
  Convertible debentures (Note 7)                                        756,080                --
---------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              1,063,449           184,456

COMMITMENTS AND CONTINGENT LIABILITIES  (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 6)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         50,517,020 common shares at May 31, 2005 and
         40,092,993 common shares at May 31, 2004                         50,517            40,093
ADDITIONAL PAID-IN CAPITAL                                            22,383,581        18,032,242
DEFERRED COMPENSATION                                                   (556,138)         (190,375)
COMMON STOCK ISSUABLE  (Note 3 and 4)                                    139,000                --
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (22,033,109)      (15,424,227)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                    (186,095)         (162,115)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (202,244)        2,295,618
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    861,205      $  2,480,074
===================================================================================================

      (THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock       Additional    Deferred    Common      hensive    During the     holders'
                                   ----------------------     Paid-in     Compen-     Stock       Income   Development       Equity
                                     Shares      Amount       Capital      sation  Issuable       (Loss)         Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                               $           $           $           $         $             $             $
BALANCE, January 20, 1999                  --          --          --          --        --           --            --           --
Issuance of common stock for cash  12,217,140      12,217     920,826          --        --           --            --      933,043
Common shares issuable pursuant
   to anti-dilution provision              --          --          --          --    45,676           --            --       45,676
Comprehensive income (loss):
  Loss for the period                      --          --          --          --        --           --      (179,544)    (179,544)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999              12,217,140      12,217     920,826          --    45,676           --      (179,544)     799,175
Issuance of common stock:                                                                                                        --
-- for cash                           828,350         828     693,392          --        --           --            --      694,220
-- for services rendered              420,000         420     287,700          --        --           --            --      288,120
-- for settlement of agreement         99,500         100      68,157          --        --           --            --       68,257
Common shares issuable pursuant
   to anti-dilution provision              --          --          --          --   210,487           --            --      210,487
Subscriptions received                     --          --          --          --   249,800           --            --      249,800
Stock options granted                      --          --      54,600     (54,600)       --           --            --           --
Amortization of stock-based
  compensation                             --          --          --      23,780        --           --            --       23,780
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --          --          --          --        --         (731)           --         (731)
  Loss for the year                        --          --          --          --        --           --    (1,602,492)  (1,602,492)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000              13,564,990      13,565   2,024,675     (30,820)  505,963         (731)   (1,782,036)     730,616
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock      Additional    Deferred     Common      hensive    During the     holders'
                                   ---------------------     Paid-in     Compen-      Stock       Income   Development       Equity
                                     Shares      Amount      Capital      sation   Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $          $           $           $          $            $             $
BALANCE, May 31, 2000              13,564,990     13,565   2,024,675     (30,820)   505,963         (731)   (1,782,036)     730,616
Issuance of common stock:
-- for cash                         1,865,000      1,865   1,660,235          --         --           --            --    1,662,100
-- for settlement of agreement         62,000         62      42,470          --         --           --            --       42,532
-- for conversion of subscription
    receivable                        269,800        270     249,530          --   (249,800)          --            --           --
Common shares issuable                     --         --          --          --     53,100           --            --       53,100
Subscriptions received                     --         --          --          --     57,825           --            --       57,825
Stock options granted                      --         --     112,600          --         --           --            --      112,600
Common shares issuable pursuant
   to anti-dilution provision              --         --          --          --     25,147           --            --       25,147
Amortization of stock-based
  compensation                             --         --          --      20,183         --           --            --       20,183
Beneficial conversion on related
   party loan                              --         --     850,000          --         --           --            --      850,000
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --                     --          --         --       30,027            --       30,027
  Loss for the year                        --                     --          --         --           --    (3,911,601)  (3,911,601)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                 --
Balance prior to recapitalization  15,761,790     15,762   4,939,510     (10,637)   392,235       29,296    (5,693,637)    (327,471)
Minority interest of M-I Vascular
  Innovations, Inc.                (6,751,790)    (6,752) (1,906,150)         --   (392,235)          --     1,744,526     (560,611)
------------------------------------------------------------------------------------------------------------------------------------

Total relating to final M-I
  Vascular Innovations, Inc.,
   May 15, 2001                     9,010,000      9,010   3,033,360     (10,637)        --       29,296    (3,949,111)    (888,082)
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.)
   shareholders at May 15, 2001    11,085,500     11,086     150,104          --         --           --      (193,910)     (32,720)
Share redemption pursuant to
  share exchange and financial
   agreement                       (5,500,000)    (5,500)   (150,104)         --         --           --       (64,396)    (220,000)
Subscriptions received                     --         --          --          --  1,070,000           --            --    1,070,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001              14,595,500     14,596   3,033,360     (10,637) 1,070,000       29,296    (4,207,417)     (70,802)
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock     Additional    Deferred      Common      hensive    During the     holders'
                                   --------------------     Paid-in     Compen-       Stock       Income   Development       Equity
                                     Shares     Amount      Capital      sation    Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $         $            $          $           $            $             $
BALANCE, May 31, 2001              14,595,500    14,596   3,033,360     (10,637)  1,070,000       29,296    (4,207,417)     (70,802)
Issuance of common stock:
-- for subscription received          713,333       713   1,069,287          --  (1,070,000)          --            --           --
-- for cash                            35,000        35      52,465          --          --           --            --       52,500
-- for settlement of related party
   loan                             1,133,333     1,133     848,867          --          --           --            --      850,000
-- for finders' fees                  113,334       113     236,755          --          --           --            --      236,868
-- for services rendered               75,000        75     164,925          --          --           --            --      165,000
Stock option granted                       --        --   2,552,073    (322,439)         --           --            --    2,229,634
Amortization of stock-based
  compensation                             --        --          --     248,331          --           --            --      248,331
Subscriptions received                     --        --          --          --     256,066           --            --      256,066
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --        --          --          --          --      (56,211)           --      (56,211)
  Loss for the year                        --        --          --          --          --           --    (3,929,466)  (3,929,466)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002              16,665,500    16,665   7,957,732     (84,745)    256,066      (26,915)   (8,136,883)     (18,080)
Issuance of common stock:
-- for cash                         2,452,523     2,453     892,305          --          --           --            --      894,758
-- for services rendered            1,789,777     1,790     538,251     (13,333)         --           --            --      526,708
-- for license fee                    750,000       750     248,677          --          --           --            --      249,427
-- for subscriptions received         640,165       640     193,499          --    (256,066)          --            --      (61,927)
-- for settlement of debt             235,294       235     110,600          --          --           --            --      110,835
-- in exchange of MI shares         2,043,788     2,044     639,299          --          --           --      (642,042)        (699)
Stock option granted                       --        --     257,032      (5,975)         --           --            --      251,057
Subscriptions received                     --        --          --          --      31,244           --            --       31,244
Warrants issued for services               --        --     659,673     (29,341)         --           --            --      630,332
Amortization of stock-based                                                                                                      --
  compensation                             --        --          --      84,745          --           --            --       84,745
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --        --          --          --          --      (24,834)           --      (24,834)
  Loss for the year                        --        --          --          --          --           --    (3,173,411)  (3,173,411)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003              24,577,047    24,577  11,497,068     (48,649)     31,244      (51,749)  (11,952,336)    (499,845)
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                        Common Stock       Additional    Deferred    Common      hensive    During the     holders'
                                   ----------------------     Paid-in     Compen-     Stock       Income   Development       Equity
                                     Shares      Amount       Capital      sation  Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                               $           $           $           $         $             $             $
BALANCE, May 31, 2003              24,577,047      24,577  11,497,068     (48,649)   31,244      (51,749)  (11,952,336)    (499,845)
Issuance of common stock:
-- for private placements and
    subscriptions                   9,423,079       9,423   3,558,439          --   (31,244)          --            --    3,536,618
-- for services                     2,394,456       2,395   1,145,731    (525,750)       --           --            --      622,376
-- for settlement of debt             100,000         100      11,900          --        --           --            --       12,000
-- in exchange of MI shares         1,398,411       1,398     502,030          --        --           --                    503,428
-- for warrants exercised           2,100,000       2,100     408,900          --        --           --            --      411,000
-- for options exercised              100,000         100      33,400          --        --           --            --       33,500
Stock option granted to
 consultants                               --          --      59,976          --        --           --            --       59,976
Warrants issued for services                                  814,798    (505,938)                                          308,860
Amortization of deferred
 compensation                              --          --          --     889,962        --           --            --      889,962
Comprehensive income (loss):
  Foreign currency translation
   adjustment                              --          --          --          --        --     (110,366)           --     (110,366)
  Loss for the year                        --          --          --          --        --           --    (3,471,891)  (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004              40,092,993      40,093  18,032,242    (190,375)       --     (162,115)  (15,424,227)   2,295,618
------------------------------------------------------------------------------------------------------------------------------------


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                                                                                   Other       Deficit        Total
                                                                                                 Compre-   Accumulated       Stock-
                                      Common Stock       Additional    Deferred      Common      hensive    During the     holders'
                                   --------------------     Paid-in     Compen-       Stock       Income   Development       Equity
                                     Shares      Amount     Capital      sation    Issuable       (Loss)         Stage    (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                $        $            $            $         $             $             $
BALANCE, May 31, 2004              40,092,993    40,093  18,032,242    (190,375)         --     (162,115)  (15,424,227)   2,295,618
Issuance of common stock:
-- for share subscriptions            904,215       904     217,499          --          --           --            --      218,403
-- for exercise of warrants         2,320,710     2,321     605,064          --          --           --            --      607,385
-- for exercise of options             75,000        75      22,425          --          --           --            --       22,500
-- for services                     1,904,703     1,905     543,123    (194,968)     74,000           --            --      424,060
-- for finder's fee on private
   placements completed in prior
    year                               10,000        10         (10)         --          --           --            --           --
-- in exchange of MI shares
   (Note 6)                         3,209,399     3,209     613,376          --          --           --            --      616,585
-- for acquisition of SagaX
   (Note 3)                         2,000,000     2,000     938,000          --      65,000           --            --    1,005,000
Fair value of warrants attached
   to Convertible debentures
    (Note 7)                               --        --      48,920          --          --           --            --       48,920
Warrants issued for services               --        --     917,164    (917,164)         --           --            --           --
Stock options granted                      --        --     155,978          --          --           --            --      155,978
Amortization of deferred
   compensation                            --        --          --     746,369          --           --            --      746,369
Beneficial conversion feature
   of convertible debentures
    (Note 7)                               --        --     289,800          --          --           --                    289,800
Comprehensive income (loss):
   Foreign currency translation
    adjustment                             --        --          --          --          --      (23,980)           --      (23,980)
   Loss for the year                       --        --          --          --          --           --    (6,608,882)  (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005              50,517,020    50,517  22,383,581    (556,138))   139,000     (186,095)  (22,033,109)    (202,244)
====================================================================================================================================


(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                                               Period
                                                                                 from
                                                                            inception
                                                                          (January 20
                                                                              1999)to
                                                                               May 31
                                                                                 2005            2005              2004
----------------------------------------------------------------------------------------------------------------------------
                                                                         (As restated
                                                                         see Note 15)
EXPENSES
  General and administrative (Note 8 and 12)                              $ 11,042,504  $      2,619,524    $    2,590,779
  Research and development                                                   5,310,765         1,523,166           709,003
  Stock-based compensation                                                   3,234,694           155,978            59,976
  Depreciation                                                                 754,742           176,453           146,783
  Interest expense                                                             879,683                --             3,876
  Licenses acquired charged to operations                                      479,780                --                --
  Finance cost on convertible debentures (Note 7)                              382,307                --           382,307
  Purchased in-process research and development (Note 3 and 6)               2,205,013         1,701,585           503,428
----------------------------------------------------------------------------------------------------------------------------

                                                                            24,289,488         6,559,013         4,013,845
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                       (24,289,488)       (6,559,013)       (4,013,845)

GAIN ON EXTINGUISHMENT OF DEBT                                                 462,249                --           462,249

INTEREST INCOME                                                                 54,928             5,161                --

GAIN (LOSS) ON FOREIGN EXCHANGE                                                 88,715           (55,030)           79,705
----------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                                 (23,683,596)       (6,608,882)       (3,471,891)

MINORITY INTEREST SHARE OF LOSS                                                806,310                --                --
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                                     $(22,877,286)  $      (6,608,882)  $  (3,471,891)
============================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                                     $      (1.16)  $           (0.15)  $       (0.11)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                       19,668,319        42,881,975        31,024,826
============================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------------
                                                                               Period
                                                                                 from
                                                                            inception
                                                                          (January 20
                                                                              1999)to
                                                                               May 31
                                                                                 2005            2005              2004
----------------------------------------------------------------------------------------------------------------------------
                                                                         (As restated
                                                                         see Note 15)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                                $(22,877,286)     $ (6,608,882)     $ (3,471,891)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                               4,871,025           902,347           949,938
    - stock issued for other than cash                                       4,043,612           424,060           943,235
    - interest expense on related party loan                                   850,000                --                --
    - depreciation                                                             754,742           176,453           146,783
    - leasehold improvements written down                                       13,300                --                --
    - purchased in-process research and development                          2,125,013         1,621,585           503,428
    - intangible asset impairment                                              150,000
    - gain on extinguishment of debt                                          (462,249)               --          (462,249)
    - provision for bad debt                                                   160,000                --           160,000
    - beneficial conversion feature on convertible debenture (Note 7)          289,800           289,800                --
    - minority interest                                                       (806,310)               --                --
  Changes in non-cash working capital items:
    - accounts receivable                                                     (193,993)          (20,406)           (7,946)
    - due from related party                                                   (17,500)          (17,500)               --
    - prepaid expenses and deposits                                            (41,697)          213,520          (207,719)
    - accounts payable and other payables                                      330,221           136,498          (279,851)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (10,811,322)       (2,882,525)       (1,726,272)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                        9,380,307           848,288         3,981,118
  Due to related parties                                                       850,000           (13,585)         (123,398)
  Proceeds from convertible debentures (Note 7)                                805,000           805,000                --
  Project acquisition costs                                                    (53,426)          (53,426)               --
  Cash acquired in reverse acquisition                                          13,824                --                --
  Subscriptions received                                                     1,357,310                --                --
  Common stock redemption                                                     (120,000)               --                --
  Loan payable                                                                 500,000                --                --
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   12,733,015         1,586,277         3,857,720
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                                      (200,000)               --                --
  Purchase of property and equipment                                        (1,000,573)         (221,593)          (17,078)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (1,200,573)         (221,593)          (17,078)
----------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                               (228,411)          (23,980)          (91,454)
----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               492,709        (1,541,821)        2,022,916
CASH AND CASH EQUIVALENTS, beginning of year                                        --         2,034,530            11,614
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                    $    492,709      $    492,709      $  2,034,530
============================================================================================================================

(PLEASE SEE NOTE 10 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.


                                                             13

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

         Since inception, the Company has suffered recurring losses, totalling $22,877,286 and working capital deficiency of $478,359 as of May 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

5.       PROPERTY AND EQUIPMENT

                                                      2005                                  2004
                                    ---------------------------------------------        ----------
                                                      Accumulated        Net book        Net book
                                         Cost        Amortization          value           value
---------------------------------------------------------------------------------------------------
         Furniture and fixt         $     41,297     $     39,867            1,430     $      8,751
         Computer equipment              110,766          101,146            9,620            2,977
         Laboratory equipme              789,158          577,519          211,639          163,922
         Leasehold improvem               49,158           49,158               --            1,899
---------------------------------------------------------------------------------------------------
                                    $    990,379     $    767,690          222,689     $177,549,000
===================================================================================================


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

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                         Number of Shares         price
                                                         ------------------------------
         Balance, May 31, 2003                            10,717,821               0.62

         Issued - private placement                        2,181,164               0.75
         Issued - finders' fees                               55,714               0.60
         Issued - services rendered                        3,375,000               0.40
         Exercised                                        (2,100,000)             (0.20)
         Expired                                          (4,843,250)             (0.75)
                                                         ------------------------------

         Balance, May 31, 2004                             9,386,449               0.60
                                                         ------------------------------

                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                         Number of Shares         price
                                                         ------------------------------
         Balance, May 31, 2004                             9,386,449               0.60

         Issued - convertible debentures (Note 7)          1,851,500               0.25
         Issued - finders' fees                               10,000               0.75
         Issued - services rendered                        5,270,000               0.32
         Exercised                                        (2,310,710)              0.26
         Expired                                          (7,043,220)              0.65
                                                         ------------------------------

         Balance, May 31, 2005 - Regular                   7,164,019               0.45
         Balance, May 31, 2005 and 2004 - Series "A"       3,374,999               0.66
         Balance, May 31, 2005 and 2004 - Series "C"         674,997               0.66
                                                         ------------------------------

         Balance, May 31, 2005                            11,214,015               0.53
                                                         ==============================


                                           24

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

                  A summary of the weighted average fair value of stock options granted during the year ended May 31, 2005 is as follows:

                  ------------------------------------------------------------------------------------------
                                                                                      Weighted      Weighted
                                                                                       Average       Average
                                                                                      Exercise        Fair
                                                                                        Price         Value
                  ------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:                   $ 0.30        $ 0.30

                  Exercise price greater than market price at grant date:             $ 0.26        $ 0.21

                  Exercise price less than market price at grant date:                $ 0.25        $ 0.29
                  ==========================================================================================

                  A summary of the weighted average fair value of stock options granted during the year ended
                  May 31, 2004 is as follows:

                  ------------------------------------------------------------------------------------------
                                                                                      Weighted      Weighted
                                                                                       Average       Average
                                                                                      Exercise        Fair
                                                                                        Price         Value
                  ------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:                   $ 0.40        $ 0.40

                  Exercise price greater than market price at grant date:             $ 0.50        $ 0.31

                  Exercise price less than market price at grant date:                $ 0.30        $ 0.31
                  ==========================================================================================


                                                        26

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock Options (continued)

                  Summary of employee stock options information for the period from inception to May 31, 2005 is as follows:

                  ------------------------------------------------------------------------------
                                                                                Weighted Average
                                                                      Shares      Exercise Price
                  ------------------------------------------------------------------------------

                  Options outstanding, May 31, 2003                  4,175,000        0.53

                  Options granted                                      995,000        0.35
                  Options exercised                                  (100,000)       (0.34)
                  Options cancelled                                  (565,000)       (0.74)
                  Options expired                                    (250,000)       (0.67)
                  ------------------------------------------------------------------------------

                  Options outstanding, May 31, 2004                  4,255,000        0.47

                  Options granted                                    3,900,000        0.28
                  Options exercised                                   (75,000)        0.30
                  Options expired                                    (300,000)        1.00
                  ------------------------------------------------------------------------------

                  Options outstanding, May 31, 2005                  7,780,000        0.35
                  ==============================================================================

                  The following summarizes information about the stock options outstanding and exercisable at May 31, 2005:

                                 Options Outstanding                               Options Exercisable
                                                       Weighted
                                                        Average     Weighted                    Weighted
                       Range of          Number of     Remaining    Average       Number of     Average
                       Exercise            options    Contractual   Exercise       options      Exercise
                        Prices         Outstanding      Life (yr)     Price      Exercisable     Price
                  --------------------------------------------------------------------------------------
                       $ 0.17               950,000       1.93        $ 0.17         950,000     $ 0.17
                       $ 0.20             1,400,000       4.71        $ 0.20       1,400,000     $ 0.20
                       $ 0.21               500,000       2.89        $ 0.21         500,000     $ 0.21
                       $ 0.30             2,920,000       4.18        $ 0.30       2,320,000     $ 0.30
                       $ 0.40               300,000       4.51        $ 0.40         230,000     $ 0.40
                       $ 0.50               550,000       2.28        $ 0.50         550,000     $ 0.50
                       $ 0.55               650,000       2.50        $ 0.55         650,000     $ 0.55
                       $ 1.00               510,000       1.53        $ 1.00         510,000     $ 1.00
                  --------------------------------------------------------------------------------------
                        $0.17 - $1.00     7,780,000       3.30        $ 0.35       7,110,000     $ 0.35
                  ======================================================================================


                                                  27

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.       STOCKHOLDERS' EQUITY (CONTINUED)

         (d)      Pro-forma Disclosure

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  ------------------------------------------------------------------------------------------
                                                                                  2005             2004
                  ------------------------------------------------------------------------------------------

                  Net loss, as reported                                        $(6,608,882)     $(3,471,891)
                    Add: Stock-based employee compensation expense
                    included in reported net loss above, net of related
                    tax effects                                                    155,978            6,700

                  Deduct: Total stock-based employee  compensation expense
                          determined  under fair value based method for all
                          awards, net of related tax effects                      (481,427)        (226,962)
                  ------------------------------------------------------------------------------------------

                  Pro-forma loss for the year                                  $(6,934,331)     $(3,251,629)
                  ==========================================================================================

                  Pro-forma basic and diluted loss per share                         (0.16)           (0.10)
                  ==========================================================================================


                                                 28

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

         Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2005 and 2004:

                                                         2005            2004
                                                    ----------------------------

          Income tax benefit at statutory rate      $ (2,313,000)  $ (1,156,000)
          Foreign rate differential                      (12,000)            --
          Certain non-deductible expenses                140,000        140,000
          Acquisition intangibles                        596,000             --
          Research and development                       279,000             --
          Change in valuation allowance                1,310,000      1,016,000
                                                    ----------------------------

                                                    $         --   $         --
                                                    ============================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.       INCOME TAXES (CONTINUED)

         The Company's total deferred tax asset is as follows:

                                                                                   2005           2004
                                                                             -----------------------------
          Tax benefit relating to net operating loss carryforwards
                                                                             $    5,439,000  $   4,433,000
          Plant and equipment                                                       151,000        151,000
          Stock option compensation                                                 304,000             --
          Valuation allowance                                                    (5,894,000)    (4,584,000)
                                                                             ------------------------------

                                                                             $     -         $     -
                                                                             ==============================

         Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382. It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future income.

10.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                      --------------------------------------
                                                        Period from
                                                          inception
                                                       (January 20,
                                                       1999) to May
                                                           31, 2005     2005        2004
                                                      --------------------------------------
         SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid in cash                      $      29,683  $      --  $     3,876
           Income taxes paid in cash                             --         --           --
                                                      ======================================
         SUPPLEMENTAL NON-CASH INVESTING
           AND FINANCING ACTIVITIES:
           Debt settlement with shares                $     621,375  $      --  $    12,000
           Debt forgiven                                    462,249         --      462,249
           Shares issued for service                      2,686,315    545,028    1,148,125
           Warrants issued for service                    2,391,635    917,164      814,798
           Subscriptions received                           594,935          -           --
                                                      ======================================


                                            31

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

12.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                         2005         2004
                                                                    ------------   ----------
         Legal                                                       $   195,379   $  146,311
         Public relations, financing and corporate development           935,337      772,493
         Management fees                                                 261,883      229,996
         Consulting                                                      692,690      856,692
         Bad debt                                                              -      160,000
         Operating expenses                                              534,235      425,287
                                                                    ------------   ----------

                                                                     $ 2,619,524   $2,590,779
                                                                    ============   ==========

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

15.      RESTATEMENTS


         a)       Restatement of Cumulative From Inception Balances

                  Subsequent to the issuance of the Company's financials statements, management became aware of transcription errors effecting certain components of the cumulative net loss for the period from inception, January 20, 1999, to May 31, 2005 (the Cumulative Net Loss") and the cumulative cash flows for the same period (the "Cumulative Cash Flows"),

                  Correction of the components of the Cumulative Net Loss results in an increase in the cumulative loss from operations of $320,160 (restated -$24,289,488; previously reported - $23,969,328), an increase in Gain on Foreign Exchange of $75,160 (restated - $88,715; previously reported - loss of $13,555) and a decrease in Minority Interest Share of Loss of $857,484 (restated - $806,310; previously reported - $1,663,794). These corrections result in an increase in the Cumulative Net Loss of $1,102,484 (restated - $22,877,286; previously reported - $21,774,802). Restated cumulative loss per share (basic and dilutive) increased by $0.04 (restated - $1.16; previously reported - $1.11).

                  Correction of the components of the Cumulative Cash Flows results in the reallocation of certain amounts between components of the cash flows, which are all found within operating activities, without effect on the total.

         b)       Restatement of Pro-forma Disclosure of Stock Based
                  Compensation

                  Subsequent to the issuance of the Company's consolidated financial statements, management became aware of a disclosure error in Note 6(d) Pro-forma Disclosure, where the "Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects" incorrectly presented the pro-forma amounts as it omitted an adjustment for option expenses recorded in the statement of operations and "Net Loss, as reported" was incorrectly stated as a result. Corrections of the note resulted in an increase of "Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects" of $155,978 (previously reported - ($325,449), restated - ($481,427) and increase in "Pro-forma loss for the year" of $538,285 (previously reported - ($6,396,046), restated - ($6,934,331) and increase in "Net Loss, as reported" of $382,307 (previously reported - ($6,226,575), restated - ($6,608,882). The corrections did not have any impact on the Net Loss for the year. Restated Pro-forma basic and diluted loss per share increased by $0.01 (restated - $0.16; previously reported - $0.15).

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

                                              MIV Therapeutics, Inc.,
                                              a Nevada Corporation


Dated:     November 1, 2005                   /s/ Alan Lindsay
           --------------------               -----------------------------
                                              Alan Lindsay
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Dated:     November 1, 2005                   /s/ Patrick McGowan
           --------------------               -----------------------------
                                              Patrick McGowan,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)