Form 10KSB/A
period 2005-05-31
MIV THERAPEUTICS INC
filed 2005-11-22
CIK 1083011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 2
(Mark One)

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

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

Explanatory Note

The Company is filing this amendment number 2 to Form 10-KSB to clarify Ernst & Young LLP's report dated August 18, 2005 (except for Notes 15 and 6d which are as of October 20, 2005).

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

ERNST & YOUNG LOGO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

MIV THERAPEUTICS INC.
(A development stage company)

We have audited the accompanying consolidated balance sheet of MIV THERAPEUTICS INC. (a development stage company) as of May 31, 2005, the related consolidated statements of stockholders' equity (deficit), operations and cash flows for the year ended May 31, 2005 and for the period from January 20, 1999 (inception) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2004 and for the cumulative period from January 20, 1999 (inception) to May 31, 2004 were audited by other auditors whose reports dated September 23, 2005 (as reissued) and July 7, 2004 expressed unqualified opinions on those statements. The financial statements for the period from January 2, 1999 (inception) to May 31, 2004 include total revenues and net loss of $nil and $16,268,403 since inception, respectively. Our opinion on the statements of stockholders' equity (deficit), operations and cash flows for the period January 20, 1999 (inception) to May 31, 2005, insofar as it relates to amounts for prior periods through May 31, 2004 is based solely on the reports of other auditors.

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
                                                    ============================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.       INCOME TAXES (CONTINUED)

         The Company's total deferred tax asset is as follows:

                                                                                   2005           2004
                                                                             -----------------------------
          Tax benefit relating to net operating loss carryforwards
                                                                             $    5,439,000  $   4,433,000
          Plant and equipment                                                       151,000        151,000
          Stock option compensation                                                 304,000             --
          Valuation allowance                                                    (5,894,000)    (4,584,000)
                                                                             ------------------------------

                                                                             $           --  $          --
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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment no. 2 to this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MIV Therapeutics, Inc.,
                                              a Nevada Corporation


Dated:     November 21, 2005                  /s/ Alan Lindsay
           --------------------               -----------------------------
                                              Alan Lindsay
                                              Chief Executive Officer
                                              (Principal Executive Officer)




Dated:     November 21, 2005                  /s/ Patrick McGowan
           --------------------               -----------------------------
                                              Patrick McGowan,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)