Form 10KSB/A
period 2004-12-31
MIV THERAPEUTICS INC
filed 2005-11-23
CIK 1083011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           FORM 10-KSB/AMENDMENT NO. 4


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

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

Explanatory Note.


The Company is filing this amendment number 4 to Form 10-KSB to clarify Ernst & Young LLP's report dated October 20, 2005.


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


As discussed above, the financial statements of MIV Therapeutics Inc. as of May 31, 2004 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 14, in 2005, the Company's Board of Directors approved the reaudit of the accumulated income and expense data from inception to May 31, 2003 by previous auditors. As a result of this reaudit, the cumulative income and expense data from inception to May 31, 2004 was restated, resulting in an increase in the Cumulative Net loss by $1,102,483 and a restated cumulative loss per share of $1.09. Various components of cumulative operating cash flows were also restated but there was no change in cumulative net cash used in operating activities from inception to May 31, 2004. We audited the adjustments that were applied to restate the accumulated income, expense and cash flow data from inception reflected in the 2004 financial statements. Our procedures included i) agreeing the cumulative income, expense and cash flow data to the underlying annual audited financial statements from inception to May 31, 2004 and ii) testing the mathematical accuracy of the restated accumulated data from inception to May 31, 2004. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.




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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment no. 4 to this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MIV Therapeutics, Inc.,
                                                 a Nevada Corporation


   Dated: November 23, 2005                      /s/ Alan Lindsay
                                                 -------------------------------
                                                 Alan Lindsay
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



   Dated: November 23, 2005                      /s/ Patrick McGowan
                                                 -------------------------------
                                                 Patrick McGowan,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)