Form 10QSB/A
period 2005-08-31
MIV THERAPEUTICS INC
filed 2005-12-19
CIK 1083011

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

EXPLANATORY NOTE: The Company is filing this amendment number 1 to Form 10-QSB to include the issuance of certain options and warrants during the quarter that were inadvertently omitted.




     Part I. - Financial Information

               Item 1.   Financial Statements



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


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                                        August 31             May 31
                                                                             2005               2005
-----------------------------------------------------------------------------------------------------
Basis of Presentation (Note 1)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   4,684,055      $     492,709
  Accounts receivable                                                      44,842             33,742
  Due from related party (Note 4)                                           7,470             17,500
  Prepaid expenses and deposits                                            89,154             41,139
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    4,825,521            585,090

PROJECT ACQUISITION COSTS (Note 5)                                         58,522             53,426

PROPERTY AND EQUIPMENT, net (Note 2)                                      199,530            222,689
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $   5,083,573      $     861,205
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                               $     386,426      $     307,369
  Convertible debentures (Note 11)                                        756,080            756,080
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                               1,142,506          1,063,449
-----------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 3)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         61,966,533 common shares at August 31, 2005 and
         50,517,020 common shares at May 31, 2005                          61,966             50,517

ADDITIONAL PAID-IN CAPITAL                                             29,095,371         22,383,581

DEFERRED COMPENSATION                                                  (1,145,014)          (556,138)

COMMON STOCK ISSUABLE                                                      90,500            139,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (23,959,964)       (22,033,109)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                     (201,792)          (186,095)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    3,941,067           (202,244)
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $   5,083,573      $     861,205
=====================================================================================================

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
------------------------------------------------------------------------------------------------------------------------------------
                                                   $          $           $           $           $            $              $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004              40,092,993   40,093    18,032,242    (190,375)        --   (162,115)   (15,424,227)    2,295,618
Issuance of common stock:
- for share subscriptions             904,215      904       217,499          --         --         --             --       218,403
- for exercise of warrants          2,320,710    2,321       605,064          --         --         --             --       607,385
- for exercise of options              75,000       75        22,425          --         --         --             --        22,500
- for services                      1,904,703    1,905       543,123    (194,968)    74,000         --             --       424,060
- for finder's fee on
    private placements
    completed in prior year            10,000       10           (10)         --         --         --             --            --
- in exchange of MI shares          3,209,399    3,209       613,376          --         --         --             --       616,585
- for acquisition of SagaX          2,000,000    2,000       938,000          --     65,000         --             --     1,005,000
Fair value of warrants
  attached to Convertible
  debentures                               --       --        48,920          --         --         --             --        48,920
Warrants issued for
  services                                 --       --       917,164    (917,164)        --         --             --            --
Stock options granted                      --       --       155,978          --         --         --             --       155,978
Amortization of deferred
  compensation                             --       --            --     746,369         --         --             --       746,369
Beneficial conversion
  feature of convertible
  debentures                               --       --       289,800          --         --         --             --       289,800
Comprehensive income
  (loss):
  Foreign currency
    translation adjustment                 --       --            --          --         --    (23,980)            --       (23,980)
  Loss for the period                      --       --            --          --         --         --     (6,608,882)   (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005              50,517,020   50,517    22,383,581    (556,138)   139,000   (186,095)   (22,033,109)     (202,244)
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
------------------------------------------------------------------------------------------------------------------------------------
                                              $          $            $           $            $              $              $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005          50,517,020   50,517   22,383,581    (556,138)    139,000       (186,095)   (22,033,109)     (202,244)
Issuance of common stock:
- for share subscriptions
    - Reg S                     1,704,689    1,705      718,390          --          --             --             --       720,095
    - Private Placement         7,545,000    7,545    3,362,705          --          --             --             --     3,370,250
- for exercise of warrants      1,668,481    1,668      910,232          --      16,500             --             --       928,400
- for services                    531,342      531      252,153     (32,800)    (65,000)            --             --       154,884
Warrants issued for services           --       --    1,000,067  (1,000,067)         --             --             --            --
Stock options granted                  --       --      468,243          --          --             --             --       468,243
Amortization of deferred
  compensation                         --       --           --     443,991          --             --             --       443,991
Comprehensive income (loss):
  Foreign currency
    translation adjustment             --       --           --          --          --        (15,697)            --       (15,697)
  Loss for the period                  --       --           --          --          --             --     (1,926,855)   (1,926,855)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2005       61,966,533   61,966   29,095,371  (1,145,014)     90,500       (201,792)   (23,959,964)     3,941,067
====================================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------
                                                         Period
                                                           from
                                                      inception
                                                    (January 20
                                                       1999) to             THREE MONTHS ENDED
                                                      August 31                 AUGUST 31
                                                           2005            2005             2004
----------------------------------------------------------------------------------------------------
                                                    (As restated
                                                    see Note 12)
EXPENSES
  General and administrative (Note 7)               $ 12,127,642      $  1,085,138      $    668,445
  Research and development                             5,652,528           341,763           187,400
  Stock-based compensation                             3,702,937           468,243                --
  Depreciation                                           805,062            50,320             6,575
  Interest expense                                       879,683                --                --
  Licenses acquired charged to operations                479,780                --                --
  Finance cost on convertible debentures                 382,307                --                --
  Purchased in-process research and development        2,205,013                --                --
----------------------------------------------------------------------------------------------------

                                                      26,234,952         1,945,464           862,420
----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (26,234,952)       (1,945,464)         (862,420)

GAIN ON EXTINGUISHMENT OF DEBT                           462,249                --                --

INTEREST INCOME                                           60,469             5,541             3,275

GAIN ON FOREIGN EXCHANGE                                 101,783            13,068               292
----------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE MINORITY INTEREST         (25,610,451)       (1,926,855)         (858,853)

MINORITY INTEREST SHARE OF LOSS                          806,310                --                --
----------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                             $(24,804,141)     $ (1,926,855)     $   (858,853)
====================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                               $      (1.18)     $      (0.04)     $      (0.02)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                 21,073,832        54,103,389        40,139,931
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------
                                                                     Period
                                                                       from
                                                                  inception
                                                                (January 20
                                                                   1999) to             THREE MONTHS ENDED
                                                                  August 31                  AUGUST 31
                                                                       2005            2005             2004
----------------------------------------------------------------------------------------------------------------
                                                                (As restated
                                                                 see Note 12)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                       $(24,292,756)     $ (1,926,855)     $   (858,853)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                     5,271,874           912,234           152,768
    - stock issued for other than cash                             4,198,496           154,884            24,001
    - interest expense on related party loan                         850,000                --                --
    - depreciation                                                   805,062            50,320             6,575
    - leasehold improvements written down                             13,300                --                --
    - purchased in-process research and development                2,275,013                --                --
    - gain on extinguishment of debt                                (462,249)               --                --
    - provision for bad debt                                         160,000                --                --
   - beneficial conversion feature on convertible debenture          289,800                --                --
    - minority interest                                             (806,310)               --                --
  Changes in non-cash working capital items:
    - accounts receivable                                           (205,093)          (11,100)           (9,050)
    - due from related party                                          (7,470)           10,030                --
    - prepaid expenses and deposits                                  (89,712)          (48,015)          (65,826)
    - accounts payable and other payables                            409,279            79,058              (474)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              (11,590,766)         (779,444)         (750,859)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock,
      less share issuance costs                                   14,399,051         5,018,744                --
  Due to related parties                                             850,000                --                --
  Proceeds from convertible debentures                               805,000                --                --
  Cash acquired in reverse acquisition                                13,824                --                --
  Subscriptions received                                           1,357,310                --                --
  Common stock redemption                                           (120,000)               --                --
  Loan payable                                                       500,000                --                --
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         17,805,185         5,018,744                --
----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                            (200,000)               --                --
  Purchase of property and equipment                              (1,027,734)          (27,161)           (1,305)
  Project acquisition costs                                          (58,522)           (5,096)               --
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (1,286,256)          (32,257)           (1,305)
----------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                     (244,108)          (15,697)           (4,005)
----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,684,055         4,191,346          (756,169)
CASH AND CASH EQUIVALENTS, beginning of period                            --           492,709         2,034,530
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                        $  4,684,055      $  4,684,055      $  1,278,361
================================================================================================================

(PLEASE SEE NOTE 9 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                       F-6

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION - GOING CONCERN UNCERTAINTIES

         Since inception, the Company has suffered recurring losses, totalling $24,804,141 as of August 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.       PROPERTY AND EQUIPMENT

                                                    August 31, 2005
                                        ----------------------------------------
                                                       Accumulated      Net book
                                           Cost       Amortization       value
         -----------------------------------------------------------------------

         Furniture and fixtures         $   43,186     $   42,299     $      887
         Computer equipment                119,387        102,547         16,840
         Laboratory equipment              805,808        624,005        181,803
         -----------------------------------------------------------------------
                                        $1,017,539     $  818,009     $  199,530
         =======================================================================


                                                       May 31, 2005
                                        ----------------------------------------
                                                        Accumulated     Net book
                                           Cost        Amortization       value
         -----------------------------------------------------------------------
         Furniture and fixtures         $   41,297     $   39,867     $    1,430
         Computer equipment                110,766        101,146          9,620
         Laboratory equipment              789,158        577,519        211,639
         -----------------------------------------------------------------------
                                        $  990,379     $  767,690     $  222,689
         =======================================================================

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

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company:

                                                                                                       Weighted
                                                                                                        Average
                                                                                Number of Shares   Exercise price
                                                                                ----------------   --------------

                   Balance, May 31, 2004                                             9,386,449              0.60

                   Issued - convertible debentures                                   1,851,500              0.25
                   Issued - finders' fees                                               10,000              0.75
                   Issued - services rendered                                        5,270,000              0.32
                   Exercised                                                        (2,310,710)             0.26
                   Expired                                                          (7,043,220)             0.65
                                                                                ---------------    -------------

                   Balance, May 31, 2005 - Regular                                   7,164,019              0.45
                   Balance, May 31, 2005 - Series "A"                                3,374,999              0.66
                   Balance, May 31, 2005 - Series "C"                                  674,997              0.66
                                                                                ---------------    -------------

                   Balance, May 31, 2005                                            11,214,015              0.53

                   Regular:
                      Issued - services rendered                                     3,575,000              0.50
                      Exercised                                                       (409,290)             0.26
                   Series "A":
                      Issued -  private placement                                    3,842,498              0.65
                      Issued -  finder's fee                                            62,500              0.65
                      Exercised                                                     (1,152,933)             0.66
                   Series "B":
                      Issued - private placement                                     3,842,498              0.85
                      Issued - finder's fee                                             62,500              0.85
                   Series "C":
                      Exercised                                                       (135,000)             0.66
                                                                                ---------------    -------------

                   Balance, August 31, 2005  - Regular                              10,329,729              0.47
                   Balance, May 31, 2005 and 2004 - Series "A"                       6,127,064              0.65
                   Balance, May 31, 2005 and 2004 - Series "B"                       3,904,998              0.85
                   Balance, May 31, 2005 and 2004 - Series "C"                         539,997              0.66
                                                                                ---------------    -------------

                   BALANCE, AUGUST 31, 2005                                         20,901,788              0.60
                                                                                ===============    =============


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

                  During the period ended August 31, 2005, the Company granted 1,400,000 stock options to two directors of the Company with an exercise price ranging from $0.20 to $0.30 per share being vested immediately and with an expiry date five years from date of grant.

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

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  Summary of employee stock options information for the period ended August 31, 2005 is as follows:

                  -----------------------------------------------------------------------
                                                                         Weighted Average
                                                              Shares      Exercise Price
                  -----------------------------------------------------------------------
                  Options outstanding, May 31, 2005          7,780,000        0.35

                  Options granted                            1,400,000        0.21
                  -----------------------------------------------------------------------

                  Options outstanding, August 31, 2005       9,180,000        0.33
                  =======================================================================

                  The following summarizes information about the stock options outstanding and exercisable at August 31, 2005:


                                    Options Outstanding                      Options Exercisable
                                                   Weighted
                                                   Average     Weighted                      Weighted
                     Range of       Number of     Remaining    Average       Number of       Average
                     Exercise        options     Contractual   Exercise       options        Exercise
                      Prices       Outstanding    Life (yr)      Price      Exercisable        Price
                  -----------------------------------------------------------------------------------

                         $ 0.17       950,000        1.68         $ 0.17        950,000       $ 0.17
                         $ 0.20     2,600,000        4.63         $ 0.20      2,600,000       $ 0.20
                         $ 0.21       500,000        2.64         $ 0.21        500,000       $ 0.21
                         $ 0.30     3,120,000        3.98         $ 0.30      3,120,000       $ 0.30
                         $ 0.40       300,000        4.26         $ 0.40        230,000       $ 0.40
                         $ 0.50       550,000        2.03         $ 0.50        550,000       $ 0.50
                         $ 0.55       650,000        2.25         $ 0.55        650,000       $ 0.55
                         $ 1.00       510,000        1.28         $ 1.00        510,000       $ 1.00
                  -----------------------------------------------------------------------------------
                   $0.17 - $1.00    9,180,000        3.47         $ 0.33      9,110,000       $ 0.33
                  ===================================================================================


MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (continued)

         (d)      Pro-forma Disclosure

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

                  -------------------------------------------------------------------------------------------
                                                                                 August 31         August 31
                                                                                      2005              2004
                  -------------------------------------------------------------------------------------------

                  Net loss, as reported                                     $   (1,926,855)     $   (858,853)

                    Add: Stock-based employee compensation expense
                    included in reported net loss above, net of related
                    tax effects                                                    468,243                --

                    Deduct: Total stock-based employee compensation
                    expense determined under fair value based method for
                    all awards, net of related tax effects                        (590,170)               --
                  -------------------------------------------------------------------------------------------

                  Pro-forma loss for the year                               $   (2,048,782)     $   (858,853)
                  ===========================================================================================

                  Pro-forma basic and diluted loss per share                         (0.04)            (0.02)
                  ===========================================================================================



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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                                 August 31      August 31
                                                                                      2005           2004
                                                                               --------------------------

         Legal                                                                 $    88,836         63,091
         Public relations, financing and corporate development                     479,425         32,223
         Management fees                                                           138,924         61,970
         Consulting                                                                143,486        202,322
         Operating expenses                                                        234,467        308,839
                                                                               --------------------------

                                                                               $ 1,085,138        668,445
                                                                               ==========================


8.       LICENSES

         (a) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the right to use, develop and sublicense coating technology for stents.

                  On May 19, 2005, the Company signed an amendment to the existing license agreements to include some amendments in the definition of "Field of Use". Also, the royalties was to range from 2.5% to 5% of revenue.

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

                  On October 28, 2004, the Company and UBC the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
August 31, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


8.       LICENSES (continued)

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as by Amendment No. 1 was . The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400, being payable over the term of the Agreement at various stipulated intervals. As at August 31, 2005, the Company has paid $129,000 and accrued $43,000 to research and development costs in accordance with Amendment No. 2.

                  The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at August 31, 2005, the Company has received $68,350 from IRAP. An additional $7,000 was received subsequent to August 31, 2005.

9.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                 ----------------------------------------
                                                  Period from
                                                    inception
                                                 (January 20,
                                                     1999) to
                                                    August 31    August 31     August 31,
                                                         2005       2005          2004
                                                 ----------------------------------------

         SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid in cash                 $   29,683     $       --     $       --
           Income taxes paid in cash                     --             --             --
                                                 ========================================

         SUPPLEMENTAL NON-CASH INVESTING
           AND FINANCING ACTIVITIES:
           Debt settlement with shares           $  621,375     $       --     $       --
           Debt forgiven                            462,249             --             --
           Shares issued for service              2,938,999        252,684         24,001
           Warrants issued for service            3,391,702      1,000,067        125,368


                                              F-17

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

PLAN OF OPERATIONS

Since inception, the Company has suffered recurring losses, totalling $24,804,141 and working capital deficiency of $3,683,015 as of August 31, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the quarter ended August 31, 2005, the Company posted loss from operations of $1,945,464 and a net loss of $1,926,855, compared to a net loss of $858,853 for the three months ended August 31, 2004. Most of the difference in net loss is attributable to an increase in research and development, Public relations, financing and corporate development expenses during the quarter.

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

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $1,085,138 during the quarter ended August 31, 2005, compared to $668,445 for the quarter ended August 31, 2004. The increase in 2005 is mainly due to the increase in the Company's financing, corporate development and public relations activities.

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

The Company's cash flow from financing activities increased to $5,018,744 for the three months ended August 31, 2005, compared to none for the same period in 2004.

The Company issued a total of 1,704,689 Reg S stock during the three month period ended August 31, 2005. As of August 31, 2005, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

The Company issued 3,575,000 warrants and 531,342 common shares for consulting, research & development, legal and employee services during the three months ended August 31, 2005. Of these shares, 116,071 shares were issued for total value of $65,000 being the remaining balance of SagaX, Inc. debt which the Company has agreed to pay as part of the Acquisition Agreement.

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

WARRANTS

As at August 31, 2005, the Company has outstanding warrants to purchase 20,901,788 common shares.

The following table summarizes information about the warrants issued by the
Company:

                                                               Number of
    Quarter ended August 31,2005                           underlying shares
    ----------------------------                           -----------------

      Balance, May 31, 2005                                    11,214,015

      Regular:
         Issued - services rendered                             3,575,000
         Exercised                                               (409,290)
      Series "A":
         Issued -  private placement                            3,842,498
         Issued -  finder's fee                                    62,500
         Exercised                                             (1,152,933)
      Series "B":
         Issued - private placement                             3,842,498
         Issued - finder's fee                                     62,500
      Series "C":
         Exercised                                               (135,000)
                                                          -----------------

      Balance, August 31, 2005  - Regular                      10,329,729
      Balance, May 31, 2005 and 2004 - Series "A"               6,127,064
      Balance, May 31, 2005 and 2004 - Series "B"               3,904,998
      Balance, May 31, 2005 and 2004 - Series "C"                 539,997
                                                          -----------------

      BALANCE, AUGUST 31, 2005                                 20,901,788
                                                          =================

STOCK-BASED COMPENSATION

Under the Company's 2004 Stock Option Compensation Plan, a total of 5,000,000 options may be granted. The Company has granted these incentive stock options to employees, consultants, officers and directors of the Company.

During the period ended August 31, 2005, the Company granted 1,400,000 stock options to two directors of the Company with an exercise price ranging from $0.20 to $0.30 per share being vested immediately and expires five years from date of grant.

The following table summarizes information about the stock options issued by the
Company:

                                               Number of     Weighted Average
Quarter ended August 31, 2005                   Options       Exercise Price
-----------------------------                  ---------     ----------------

Options outstanding, May 31, 2005              7,780,000          0.35

Options granted                                1,400,000          0.21

Options outstanding, August 31, 2005           9,180,000          0.33


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

GOING CONCERN RISK

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditors have issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to the Company


                           PART II: OTHER INFORMATION

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

In addition, the Company issued 3,575,000 warrants with an exercise price of $0.50 and a term of 3 years for public relations, financing and corporate development.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 2005         MIV Therapeutics, Inc.


                                /s/ Alan Lindsay
                                --------------------------
                                Alan Lindsay
                                President (Principal Executive Officer)

                                /s/ Patrick McGowan
                                --------------------------
                                Patrick McGowan
                                CFO (Principal Financial and Accounting Officer)