Form 10QSB
period 2005-11-30
MIV THERAPEUTICS INC
filed 2006-01-17
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                For the quarterly period ended: November 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                          66,663,143
           (Class)                         (Outstanding as of November 30, 2005)

Part I. - Financial Information

Item 1.   Financial Statements





                       MIV THERAPEUTICS INC.
                       (A development stage company)

                       Consolidated Financial Statements

                       November 30, 2005

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

                       Consolidated Statements of Operations

                       Consolidated Statements of Cash Flows

                       Notes to Consolidated Financial Statements


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------
                                                                      November 30             May 31
                                                                             2005               2005
-----------------------------------------------------------------------------------------------------
Basis of Presentation (Note 1)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  3,745,055       $    492,709
  Accounts receivable                                                      66,423             33,742
  Due from related party (Note 4)                                              --             17,500
  Prepaid expenses and deposits                                           112,688             41,139
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    3,924,166            585,090

PROJECT ACQUISITION COSTS (Note 5)                                         85,102             53,426

PROPERTY AND EQUIPMENT, net (Note 2)                                      236,232            222,689
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $  4,245,500       $    861,205
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                                $    201,222       $    307,369
  Convertible debentures (Note 3)                                              --            756,080
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 201,222          1,063,449
-----------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 3)
  Authorized:
         80,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         66,663,143 common shares at November 30, 2005 and
         50,517,020 common shares at May 31, 2005                          66,664             50,517

ADDITIONAL PAID-IN CAPITAL                                             30,914,411         22,383,581

DEFERRED COMPENSATION                                                    (823,555)          (556,138)

COMMON STOCK ISSUABLE                                                      74,000            139,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (25,976,593)       (22,033,109)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                     (210,649)          (186,095)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    4,044,278           (202,244)
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  4,245,500       $    861,205
=====================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                   Other        Deficit       Total
                                                                                                 Compre-    Accumulated      Stock-
                                         Common Stock         Additional  Deferred    Common    hensive      During the    holders'
                                    ------------------------    Paid-in    Compen-     Stock     Income     Development      Equity
                                       Shares        Amount     Capital    sation   Issuable     (Loss)           Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                         $        $          $         $            $            $             $
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, May 31, 2004                40,092,993      40,093  18,032,242   (190,375)        --    (162,115) (15,424,227)   2,295,618
Issuance of common stock:
- for share subscriptions               904,215         904     217,499         --         --          --           --      218,403
- for exercise of warrants            2,320,710       2,321     605,064         --         --          --           --      607,385
- for exercise of options                75,000          75      22,425         --         --          --           --       22,500
- for services                        1,904,703       1,905     543,123   (194,968)    74,000          --           --      424,060
- for finder's fee on private
    placements completed in prior
    year                                 10,000          10         (10)        --         --          --           --           --
- in exchange of MI shares            3,209,399       3,209     613,376         --         --          --           --      616,585
- for acquisition of SagaX            2,000,000       2,000     938,000         --     65,000          --           --    1,005,000
Fair value of warrants attached to
Convertible debentures                       --          --      48,920         --         --          --           --       48,920
Warrants issued for services                 --          --     917,164   (917,164)        --          --           --           --
Stock options granted                        --          --     155,978         --         --          --           --      155,978
Amortization of deferred compensation        --          --          --    746,369         --          --           --      746,369
Beneficial conversion feature
  of convertible debentures                  --          --     289,800         --         --          --                   289,800
Comprehensive income (loss):
  Foreign currency translation
    adjustment                               --          --          --         --         --     (23,980)          --     (23,980)
  Loss for the period                        --          --          --         --         --          --   (6,608,882) (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                50,517,020      50,517  22,383,581   (556,138)   139,000    (186,095) (22,033,109)    (202,244)
====================================================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS





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
------------------------------------------------------------------------------------------------------------------------------------
                                                        $          $          $             $         $          $             $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005                    50,517,020   50,517  22,383,581   (556,138)     139,000  (186,095) (22,033,109)   (202,244)
Issuance of common stock:
- for share subscriptions - Reg S         1,704,689    1,705     718,390         --           --        --           --     720,095
              - Private Placement         7,640,239    7,640   3,452,609         --           --        --           --   3,460,249
- for exercise of warrants                2,789,016    2,789   1,458,219         --           --        --           --   1,461,008
- for exercise of options                    82,723       83      11,917         --           --        --           --      12,000
- for convertible debentures exercised    3,158,920    3,159     737,651         --           --        --           --     740,810
- for services                              770,536      771     646,334   (247,624)     (65,000)       --           --     334,481
Warrants issued for services                     --       --   1,000,067 (1,000,067)          --        --           --          --
Stock options granted                            --       --     505,643         --           --        --           --     505,643
Amortization of deferred compensation            --       --          --    980,274           --        --           --     980,274
Comprehensive income (loss):
  Foreign currency translation adjustment        --       --          --         --           --   (24,554)          --    (24,554)
  Loss for the period                            --       --          --         --           --        --   (3,943,484)(3,943,484)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2005               66,663,143   66,664  30,914,411   (823,555)      74,000  (210,649) (25,976,593)  4,044,278
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
-----------------------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Period
                                                           from
                                                      inception
                                                    (January 20
                                                       1999) to               SIX MONTHS ENDED                THREE MONTHS ENDED
                                                    November 30                 NOVEMBER 30                      NOVEMBER 30
                                                           2005             2005             2004           2005              2004
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Note 7)        $       13,598,232 $      2,555,728 $      1,240,257 $    1,470,589 $         571,813
  Research and development (Note 8)                   6,153,081          842,317          403,748        500,553           216,348
  Stock-based compensation                            3,740,337          505,643                -         37,400
  Depreciation                                          825,754           71,012           85,148         20,692            78,572
  Interest expense                                      879,683                -                -              -                 -
  Licenses acquired charged to operations               479,780                -                -              -                 -
  Finance cost on convertible debentures                382,307                -                -              -                 -
  Purchased in-process research
       and development                                2,205,013                -                -              -                 -
-----------------------------------------------------------------------------------------------------------------------------------

                                                     28,264,187        3,974,700        1,729,153      2,029,234           866,733
-----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                (28,264,187)      (3,974,700)      (1,729,153)    (2,029,234)         (866,733)

GAIN ON EXTINGUISHMENT OF DEBT                          462,249                -                -              -                 -

INTEREST INCOME                                          88,059           33,131            5,026         27,590             1,751

GAIN(LOSS) ON FOREIGN EXCHANGE                           86,800           (1,915)          (8,615)       (14,983)           (8,907)
-----------------------------------------------------------------------------------------------------------------------------------


LOSS FOR THE PERIOD BEFORE MINORITY INTEREST        (27,627,079)      (3,943,484)      (1,732,742)    (2,016,627)         (873,889)

MINORITY INTEREST SHARE OF LOSS                         806,310                -                -              -                 -
-----------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                      $      (26,820,769) $    (3,943,484) $    (1,732,742) $  (2,016,627) $       (873,889)
===================================================================================================================================

LOSS PER COMMON SHARE

  - basic and diluted                        $            (1.18) $         (0.07) $         (0.04) $       (0.03) $          (0.02)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                22,785,541       59,613,046       40,263,175     65,218,990        40,385,399
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------
                                                                        Period
                                                                          from
                                                                     inception
                                                                   (January 20
                                                                      1999) to               SIX MONTHS ENDED
                                                                   November 30                  NOVEMBER 30
                                                                          2005            2005               2004
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                         $(26,820,769)      $ (3,943,484)      $ (1,732,742)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                       6,356,941          1,485,917            273,599
    - stock issued for other than cash                               4,378,093            334,481            117,088
    - interest expense on related party loan                           850,000                 --                 --
    - interest expense on convertible debentures                        34,730             34,730                 --
    - depreciation                                                     825,754             71,012             85,148
    - leasehold improvements written down                               13,300                 --                 --
    - purchased in-process research and development                  2,275,013                 --                 --
    - gain on extinguishment of debt                                  (462,249)                --                 --
    - provision for bad debt                                           160,000                 --                 --
    - beneficial conversion feature on convertible debenture           289,800                 --                 --
    - minority interest                                               (806,310)                --                 --
  Changes in non-cash working capital items:
    - accounts receivable                                             (226,674)           (32,681)            (8,592)
    - due from related party                                                --             17,500            (17,500)
    - prepaid expenses and deposits                                   (113,246)           (71,549)          (133,201)
    - accounts payable and other payables                              224,074           (106,147)             4,602
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                              (13,021,543)        (2,210,221)        (1,411,598)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock,
      less share issuance costs                                     15,033,659          5,653,352              2,600
  Due to related parties                                               850,000                 --            (13,585)
  Proceeds from (repayment of) convertible debentures                  755,000            (50,000)                --
  Cash acquired in reverse acquisition                                  13,824                 --                 --
  Subscriptions received                                             1,357,310                 --                 --
  Common stock redemption                                             (120,000)                --                 --
  Loan payable                                                         500,000                 --                 --
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 18,389,793          5,603,352            (10,985)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                              (200,000)                --                 --
  Purchase of property and equipment                                (1,085,128)           (84,555)          (155,547)
  Project acquisition costs                                            (85,102)           (31,676)                --
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (1,370,230)          (116,231)          (155,547)
---------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                       (252,965)           (24,554)           (15,480)
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,745,055          3,252,346         (1,593,610)
CASH AND CASH EQUIVALENTS, beginning of period                              --            492,709          2,034,530
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                          $  3,745,055       $  3,745,055       $    440,920
=====================================================================================================================

(PLEASE SEE NOTE 9 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION - GOING CONCERN UNCERTAINTIES

         Since inception, the Company has suffered recurring losses, totaling $25,976,593 as of November 30, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2005 Annual Report on Form 10-K for the year ended May 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

2.       PROPERTY AND EQUIPMENT

                                                                              November 30, 2005
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         ----------------------------------------------------------------------------------------------------------
         Furniture and fixtures                           $        49,436   $             44,215  $           5,221
         Computer equipment                                       126,889                104,651             22,238
         Laboratory equipment                                     848,634                639,861            208,773
         ----------------------------------------------------------------------------------------------------------
                                                          $     1,024,959   $            788,727  $         236,232
         ===========================================================================================================

                                                                                May 31, 2005
                                                          ----------------------------------------------------------
                                                                                     Accumulated           Net book
                                                                     Cost           Amortization              value
         ----------------------------------------------------------------------------------------------------------

         Furniture and fixtures                           $        41,297   $             39,867  $           1,430
         Computer equipment                                       110,766                101,146              9,620
         Laboratory equipment                                     789,158                577,519            211,639
         Leasehold improvements                                    49,158                 49,158                  -
         ----------------------------------------------------------------------------------------------------------
                                                          $       990,379   $            767,690  $         222,689
         ===========================================================================================================

3.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  (i) During the six month period ended November 30, 2005, a total of 1,704,689 Reg S stock has been issued at a price range of $0.30 to $0.51 per share for total net proceeds of $720,095 (net of agent's fees of $75,500).

                           As at November 30, 2005, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

                  (ii) During the six month period ended November 30, 2005, the Company issued an aggregate of 770,536 common shares for consulting, research and development, legal and employee services for a total value of $527,666 being the fair value of the shares at the agreement date and being expensed over the period of completion of performance.

                  (iii) During the six month period ended November 30, 2005, the Company issued 2,789,016 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,461,008. Of these shares, 340,949 were exercised under the cashless option of the agreement.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (a)      Common Stock (continued)

                  (iv) During the six month period ended November 30, 2005, the Company issued 82,723 common shares pursuant to an exercise of stock purchase options for total proceeds of $12,000. Of these shares, 52,723 was exercised under the cashless option of the agreement.

                  (v) On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures was exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 interest due under the Debentures. The remaining $50,000 of Debentures were repaid in cash including accrued interest of $2,278.

                  (vi) On October 6, 2005, the Company issued 95,238 common shares from a subscription received to purchase an aggregate of 95,238 units at a price of $1.05 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of subscription.

                           As at November 30, 2005, the warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model.

                  (vii) On August 11, 2005, the Company completed a private placement of 7,545,000 units at the price of $0.45 per Unit for total net proceeds of $3,370,250. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share thereafter. Series B Warrants are exercisable at the earlier of
                           (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement".

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (a)      Common Stock (continued)

                           In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. As well, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively.

                           As at November 30, 2005, these warrants had an estimated fair value of $2,245,749 using the Black Scholes Option Pricing Model.


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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (b)      Warrants (continued)

                   Balance, May 31, 2005                             11,214,015            0.53

                   Regular:
                      Issued - services rendered                      3,575,000            0.50
                      Issued - private placement                         95,238            1.55
                      Exercised                                        (634,290)           0.35
                      Expired                                           (30,000)           0.30
                   Series "A":
                      Issued -  private placement                     3,842,498            0.65
                      Issued -  finder's fee                             62,500            0.65
                      Exercised                                      (1,921,777)           0.66

                  Series "B":
                      Issued - private placement                      3,842,498            0.65
                      Issued - finder's fee                              62,500            0.65
                   Series "C":
                      Exercised                                        (445,692)           0.66
                                                                ---------------------------------

                   Balance, November 30, 2005  - Regular             10,169,967            0.48
                   Balance, November 30, 2005 - Series "A"            5,358,220            0.65
                   Balance, November 30, 2005 - Series "B"            3,904,998            0.65
                   Balance, November 30, 2005 - Series "C"              229,305            0.66
                                                                ---------------------------------

                   BALANCE, NOVEMBER 30, 2005                        19,662,490            0.57
                                                                =================================

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 10,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed five years from the date of grant. Stock options granted generally vest over a period of two years.

                  During the period ended November 30, 2005, the Company granted 1,560,000 stock options to directors, employees and a consultant of the Company with an exercise price ranging from $0.20 to $1.10 per share being vested in accordance with their agreement and with an expiry date of five years from date of grant.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock Options (continued)

                  The fair value of the option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions:

                                                      SIX MONTHS    THREE MONTHS    FISCAL YEAR
                                                           ENDED           ENDED          ENDED
                                                     November 30     November 30         May 31
                                                            2005            2005           2005
                          Risk-free interest rate          3.50%           3.50%          3.50%
                          Expected life (in years)       5 years         5 years        3 years
                          Expected volatility             89.02%          80.43%         78.58%


                  Option-pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models do not necessarily provide reliable measure of the fair value of the Company's stock options.

                  Summary of employee stock options information for the period ended November 30, 2005 is as follows:
                  ---------------------------------------------------------------------------
                                                                            Weighted Average
                                                                 Shares       Exercise Price
                  ---------------------------------------------------------------------------

                  ---------------------------------------------------------------------------
                  Options outstanding, May 31, 2005           7,780,000        0.35

                  Options granted                             1,560,000        0.28
                  Options exercised                             (95,000)       0.22
                  Options expired                            (1,150,000)       0.30
                  ---------------------------------------------------------------------------

                  Options outstanding, November 30, 2005      8,095,000        0.34
                  ===========================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (c)      Stock Options (continued)


                  The following summarizes information about the stock options outstanding and exercisable at November 30, 2005:

                                             Options Outstanding                          Options Exercisable
                                                             Weighted
                                                              Average    Weighted                     Weighted
                       Range of             Number of       Remaining     Average       Number of      Average
                       Exercise               options     Contractual    Exercise         options     Exercise
                        Prices            Outstanding       Life (yr)       Price     Exercisable        Price
                  --------------------------------------------------------------------------------------------
                              $ 0.17         950,000        1.43          $ 0.17         950,000       $ 0.17
                              $ 0.20       2,560,000        4.38          $ 0.20       2,560,000       $ 0.20
                              $ 0.21         500,000        2.39          $ 0.21         500,000       $ 0.21
                              $ 0.30       1,995,000        3.76          $ 0.30       1,995,000       $ 0.30
                              $ 0.40         220,000        3.04          $ 0.40         175,000       $ 0.40
                              $ 0.50         550,000        1.78          $ 0.50         550,000       $ 0.50
                              $ 0.55         650,000        2.00          $ 0.55         650,000       $ 0.55
                              $ 0.80         110,000        4.81           $0.80          85,000        $0.80
                              $ 1.00         510,000        1.03          $ 1.00         510,000       $ 1.00
                              $ 1.10          50,000        4.98          $ 1.10          25,000       $ 1.10
                  --------------------------------------------------------------------------------------------
                       $0.17 - $1.00       8,095,000        3.15          $ 0.34       8,000,000       $ 0.34
                  ============================================================================================

         (d)      Pro-forma Disclosure

                  Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       STOCKHOLDERS' EQUITY (CONTINUED)

         (d)      Pro-forma Disclosure (continued)

                  ------------------------------------------------------------------------------------------------------------------
                                                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                           November 30    November 30    November 30    November 30
                                                                                  2005           2004           2005           2004
                  ------------------------------------------------------------------------------------------------------------------
                  Net loss, as reported                                    $(3,943,484)   $(1,732,742)   $(2,016,627)   $  (873,889)

                    Add: Stock-based employee compensation expense
                    included in reported net loss above, net of related
                    tax effects                                                505,643             --         37,400             --

                    Deduct: Total stock-based employee compensation
                    expense determined under fair value based method for
                    all awards, net of related tax effects                    (716,758)            --       (126,588)            --
                  ------------------------------------------------------------------------------------------------------------------

                  Pro-forma loss for the period                            $(4,154,599)   $(1,732,742)   $(2,105,815)   $  (873,889)
                  ==================================================================================================================

                  Pro-forma basic and diluted loss per share               $     (0.07)   $     (0.02)   $     (0.03)   $     (0.02)
                  ==================================================================================================================

4.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

         During the six month period ended November 30, 2005, the Company paid or accrued $381,558 (2004 - $204,621) of management and consulting fees to four directors (2004 - three directors only) and an officer of the Company. Of this amount, $98,331 (2004 - $68,509) was charged to research and development. Included in accounts payable is $9,069 (2004
         - $6,625).

         As at November 30, 2005, an amount due from the CFO of the Company was fully repaid (2004 - $17,500).


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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

5.       ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC. (CONTINUED)

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

         As at November 30, 2005, the acquisition has yet to be finalized. Project acquisition costs of $85,102 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.


6.       COMMITMENTS AND CONTINGENT LIABILITIES

         (a) The Company has obligations under a long-term premises lease for a period of five years from January 1, 2006. The future minimum rent payments for the next year is $96,858.

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

                  On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to the Plaintiff, offering to exchange his common shares in MI for shares in the Company pursuant to British Columbia securities laws and regulations. In late May 2003, after the judgment was received, the Company asked the Plaintiff to submit his MI share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgment and exchange his shares in accordance with British Columbia securities laws and regulations.

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

                  No provision has been provided as at November 30, 2005 as the outcome of this legal proceeding is uncertain at this time.


7.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses comprise the following:

                                                                SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                   NOVEMBER 30                         NOVEMBER 30
                                                             2005               2004              2005             2004
         Legal                                      $         206,576  $        101,155  $        117,740  $           38,064
         Public relations, financing and
           corporate development                            1,313,077           389,286           833,652             153,252
         Management fees                                      267,942           125,367           129,018              63,397
         Consulting                                           229,244           358,251            85,758             155,929
         Audit                                                107,131            36,912            73,849              25,648
         Operating expenses                                   431,758           229,286           230,572             135,523
                                                    --------------------------------------------------------------------------

                                                    $       2,555,728  $      1,240,257  $      1,470,589  $          571,813
                                                    ==========================================================================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

                  In consideration of the amendments, the Company will issue 200,000 common shares for a total value of $74,000 being the fair value at the time of the amendment. This amount was recorded as research and development costs as of May 31, 2005. As of November 30, 2005, the shares have not yet been issued.

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

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 was amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400, being payable over the term of the Agreement at various stipulated intervals. As at November 30, 2005, the Company has paid $215,000 to research and development costs in accordance with Amendment No. 2.

                  The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at November 30, 2005, the Company has received $75,350 from IRAP.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
November 30, 2005
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                   ----------------------------------------------------
                                                           Period from
                                                             inception
                                                          (January 20,             SIX MONTHS ENDED
                                                              1999) to                 NOVEMBER 30
                                                          November 30,           ----------------------
                                                                  2005           2005             2004
                                                     --------------------------------------------------
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid in cash                  $            29,683  $           -  $             -
            Income taxes paid in cash                                -              -                -
                                                   ====================================================

          SUPPLEMENTAL NON-CASH INVESTING
            AND FINANCING ACTIVITIES:
            Debt settlement with shares            $           621,375  $           -  $             -
            Debt forgiven                                      462,249              -                -
            Conversion of convertible debentures
              and accrued interest to common shares            740,810        740,810                -
            Shares issued for service                        3,333,420        647,105          117,088
            Warrants issued for service                      3,391,702      1,000,067                -
                                                   ===================================================

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

PLAN OF OPERATIONS

Since inception, the Company has suffered recurring losses, totalling $25,976,593 as of November 30, 2005. Management has been able to, thus far, finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

After completing development of these products, MIVT will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents. No assurances, however, can be given that MIVT will be able to produce these products, or if produced, that we will be profitable.

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

The Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares are valued at $0.47, which is the fair value of the shares at the time of agreement, and will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The latter 2,200,000 shares have not been accrued as its issuance is dependent on completion of large animal trials and obtaining CE Mark approval, which can not be determine at this time. The Company has also agreed to pay $145,000 of the vendor's debt at the time of acquisition and agreed to finance up to $730,000 for SagaX's research in 2005. If the Company decides to abandon the underlying patented project or is placed into receivership or fails to fund SagaX in any six month period, then the vendor or its nominee may repurchase SagaX, including all of its intelle ctual property, in exchange for the return of all of the Company's common shares issued and a cash payment equal to 125% of all cash advanced by the Company to SagaX.

As at November 30, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt. As at November 30, 2005, the balance of $65,000 of the vendor's debt has been paid in common stock.

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

As at November 30, 2005, the acquisition has yet to be finalized. Project acquisition costs of $85,102 which represents direct costs incurred as a result of this acquisition, have been capitalized on the financial statements. These costs will be included in the total acquisition cost upon consummation of this transaction.

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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the six and three months ended November 30, 2005, the Company posted loss from operations of $3,974,700 and $2,029,234, respectively, and a net loss of $3,943,484 and
$2,016,627, respectively, compared to a net loss of $1,732,742 for the six months ended November 30, 2004 and $873,889 for the three months ended November 30, 2004. Most of the difference in net loss is attributable to an increase in research and development, Public relations, financing and corporate development expenses during the quarter.

Working capital increased to a surplus of $3,722,944 as of November 30, 2005 from a deficiency of $478,359 as of the last fiscal year-ended May 31, 2005. The increase in the working capital is due primarily to increases in cash and cash equivalents stemming from the Company's financing activities.

The Company's main focus during the six months ended November 30, 2005, has been corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $2,555,728 during the six months ended November 30, 2005, compared to $1,240,257 for the six months ended November 30, 2004. It also increased to $1,470,589 during the three months ended November 30, 2005, compared to $571,813 for the three months ended November 30, 2004.The increase in 2005 is mainly due to the increase in the Company's financing, corporate development and public relations activities.

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs increased during the six months ended November 30, 2005, to $842,317 compared to $403,748 for the six months ended November 30, 2004. It also increased during the three months ended November 30, 2005, to $500,553 compared to $216,348 for the three months ended November 30, 2004. The increase in 2005 resulted primarily from the Company's increase in research and development on its coating technology which has resulted in the achievement of significant milestones.

DEPRECIATION EXPENSE

Depreciation expenses decreased to $71,012 during the six months ended November 30, 2005, compared to $85,148 for the six months ended November 30, 2004. It also decreased to $20,692 during the three months ended November 30, 2005, compared to $78,572 for the three months ended November 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. However, the Company currently has working capital surplus of $3,722,944 (current assets less current liabilities). While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the fiscal year ended May 31, 2005.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of November 30, 2005, the Company had a working capital surplus of $3,722,944.

The Company's cash flow from financing activities increased to $5,603,352 for the six months ended November 30, 2005, compared to none for the same period in 2004.

The Company issued a total of 1,704,689 Reg S stock during the six month period ended November 30, 2005. As of November 30, 2005, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

The Company issued 770,536 common shares for consulting, research & development, legal and employee services during the six months ended November 30, 2005 for total value of $527,666.

During the six month period ended November 30, 2005, the Company issued 2,789,016 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,461,008. Of these shares, 340,949 were exercised under the cashless option of the agreement. The Company also issued 82,723 common shares pursuant to an exercise of stock purchase options for total proceeds of $12,000. Of these shares, 52,723 were exercised under the cashless option of the agreement.

On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures was exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 interest due under the Debentures. The remaining $50,000 of Debentures were repaid in cash including accrued interest of $2,278.

On October 6, 2005, the Company issued 95,238 common shares from a subscription received to purchase an aggregate of 95,238 units at a price of $1.05 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of subscription.

As at November 30, 2005, the warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model.

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

In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. As well, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively.

As at November 30, 2005, these warrants had an estimated fair value of $2,245,749 using the Black Scholes Option Pricing Model.

WARRANTS

The following table summarizes information about the warrants issued by the Company as of November 30, 2005:

 Balance, May 31, 2005                            11,214,015              0.53

 Regular:
    Issued - services rendered                     3,575,000              0.50
    Issued - private placement                        95,238              1.55
    Exercised                                       (634,290)             0.35
    Expired                                          (30,000)             0.30
 Series "A":
    Issued -  private placement                    3,842,498              0.65
    Issued -  finder's fee                            62,500              0.65
    Exercised                                     (1,921,777)             0.66

Series "B":
    Issued - private placement                     3,842,498              0.65
    Issued - finder's fee                             62,500              0.65
 Series "C":
    Exercised                                       (445,692)             0.66
                                              ---------------------------------

 Balance, November 30, 2005 - Regular             10,169,967              0.48
 Balance, November 30, 2005 - Series "A"           5,358,220              0.65
 Balance, November 30, 2005 - Series "B"           3,904,998              0.65
 Balance, November 30, 2005 - Series "C"             229,305              0.66
                                              ---------------------------------

 BALANCE, NOVEMBER 30, 2005                       19,662,490              0.57
                                              =================================


STOCK-BASED COMPENSATION

The Company's stock option plan provides for the grant of incentive stock options for up to 10,000,000 common shares to employees, consultants, officers and directors of the Company.

During the six months period ended November 30, 2005, the Company granted 1,560,000 stock options to directors, employees and a consultant of the Company with an exercise price ranging from $0.20 to $1.10 per share being vested in accordance with their agreement and with an expiry date of five years from date of grant.

The following table summarizes information about the stock options issued by the Company as of November 30, 2005:


                       Options Outstanding                            Options Exercisable
                                             Weighted
                                              Average     Weighted                        Weighted
     Range of                               Remaining      Average          Number of      Average
     Exercise       Number of options     Contractual     Exercise            options     Exercise
      Prices              Outstanding       Life (yr)        Price        Exercisable        Price
-------------------------------------------------------------------------------------------------
            $ 0.17          950,000          1.43          $ 0.17           950,000        $ 0.17
            $ 0.20        2,560,000          4.38          $ 0.20         2,560,000        $ 0.20
            $ 0.21          500,000          2.39          $ 0.21           500,000        $ 0.21
            $ 0.30        1,995,000          3.76          $ 0.30         1,995,000        $ 0.30
            $ 0.40          220,000          3.04          $ 0.40           175,000        $ 0.40
            $ 0.50          550,000          1.78          $ 0.50           550,000        $ 0.50
            $ 0.55          650,000          2.00          $ 0.55           650,000        $ 0.55
            $ 0.80          110,000          4.81          $ 0.80            85,000        $ 0.80
            $ 1.00          510,000          1.03          $ 1.00           510,000        $ 1.00
            $ 1.10           50,000          4.98          $ 1.10            25,000        $ 1.10
-------------------------------------------------------------------------------------------------
      $0.17 - $1.00       8,095,000          3.15          $ 0.34         8,000,000        $ 0.34
=================================================================================================


CASH POSITION

At November 30, 2005, the Company had cash and cash equivalents of $3,745,055 compared to a cash position of $492,709 as of the last fiscal year-ended May 31, 2005. The increase in the Company's cash position is due to an increase in the Company's financing activities.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased in the quarter ended November 30, 2005 to $201,222 compared to $307,369 as of the last fiscal year-ended May 31, 2005.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately US$27 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to meet its business objectives to develop its HAp coating technologies towards commercialization, the Company will require approximately US$5 million in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

RELATED PARTY TRANSACTIONS

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows: during the six month period ended November 30, 2005, the Company paid or accrued $381,558 (2004 - $204,621) of management and consulting fees to four directors and an officer of the Company. Of this amount, $98,331 (2004 - $68,509) was charged to research and development. Included in accounts payable is $9,069 (2004 - $6,625).

As at November 30, 2005, an amount due from the CFO of the Company was fully repaid (2004 - $17,500).

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

Since inception, the Company has suffered recurring losses, totaling $25,976,593 as of November 30, 2005. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of November 30, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

Except for Item 2 discussed below, Items 1, 3, 4 and 5 are not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the three months ended November 30, 2005, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in
Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures was exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 interest due under the Debentures. The remaining $50,000 of Debentures were repaid in cash including accrued interest of $2,278.


On October 6, 2005, the Company issued 95,238 common shares from a subscription received to purchase an aggregate of 95,238 units at a price of $1.05 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of subscription. As at November 30, 2005, the warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model.

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

Date: January 14, 2006         MIV Therapeutics, Inc.


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