Form 10QSB
period 2006-02-28
MIV THERAPEUTICS INC
filed 2006-04-19
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ended: February 28, 2006

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                          67,521,847
           (Class)                         (Outstanding as of March 31, 2006)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets...............................................F-1

Consolidated Statement of Stockholders' Equity (Deficit)..................F-2

Consolidated Statement of Operations......................................F-4

Consolidated Statement of Cash Flows......................................F-5

Notes to Consolidated Financial Statements................................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures...........................................15

Part II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................15

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.......15

Item 3   Defaults Upon Senior Securities...................................15

Item 4   Submission of Matters to a Vote of Security Holders...............15

Item 5   Other Information.................................................15

Item 6   Exhibits and Reports on Form 8-K..................................16

Signatures.................................................................16

           MIV THERAPEUTICS INC.
           (A development stage company)

           Consolidated Financial Statements

           February 28, 2006

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



MIV THERAPEUTICS INC.
(A development stage company)

Interim Consolidated Balance Sheets
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
----------------------------------------------------------------------------------------------------------------------
                                                                                        February 28            May 31
                                                                                               2006              2005
----------------------------------------------------------------------------------------------------------------------
Basis of Presentation (Note 1)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                          $    2,650,073    $      492,709
  Accounts receivable                                                                        80,036            33,742
  Due from related party (Note 4)                                                                 -            17,500
  Prepaid expenses and deposits (Note 4)                                                    112,466            41,139
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                      2,842,575           585,090

PROJECT ACQUISITION COSTS (Note 5)                                                                -            53,426

PROPERTY AND EQUIPMENT, net (Note 2)                                                        274,473           222,689
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $    3,117,048    $      861,205
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                                                $      172,919    $      307,369
  Convertible debentures (Note 3)                                                                 -           756,080
  Deferred lease inducement - current portion (Note 6)                                        8,081                 -
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   181,000         1,063,449
----------------------------------------------------------------------------------------------------------------------
DEFERRED LEASE INDUCEMENT (Note 6)                                                           29,630                 -
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                    $      210,630         1,063,449
======================================================================================================================

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 3)
  Authorized:
        140,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         67,243,726 common shares at February 28, 2006 and
         50,517,020 common shares at May 31, 2005                                            67,245            50,517

ADDITIONAL PAID-IN CAPITAL                                                               31,417,594        22,383,581

DEFERRED COMPENSATION                                                                      (676,193)         (556,138)

COMMON STOCK ISSUABLE                                                                        74,000           139,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                        (27,783,149)        2,033,109)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                       (193,079)         (186,095)
----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                      2,906,418          (202,244)
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $    3,117,048    $      861,205
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.






MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                            Accumulated      Deficit        Total
                                                                                                  Other  Accumulated       Stock-
                                     Common Stock      Additional     Deferred       Common     Compre-   During the     holders'
                              ------------------------    Paid-in      Compen-        Stock     hensive  Development       Equity
                                   Shares      Amount     Capital       sation     Issuable      (Loss)        Stage    (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
                                                    $           $            $            $           $            $            $
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004          40,092,993      40,093  18,032,242     (190,375)          --    (162,115) (15,424,227)   2,295,618
Issuance of common stock:
- for share subscriptions         904,215         904     217,499           --           --          --           --      218,403
- for exercise of warrants      2,320,710       2,321     605,064           --           --          --           --      607,385
- for exercise of options          75,000          75      22,425           --           --          --           --       22,500
- for services                  1,904,703       1,905     543,123     (194,968)      74,000          --           --      424,060
- for finder's fee on
  private placements
  completed in prior year          10,000          10         (10)          --           --          --           --           --
- in exchange of MI shares      3,209,399       3,209     613,376           --           --          --           --      616,585
- for acquisition of SagaX      2,000,000       2,000     938,000           --       65,000          --           --    1,005,000
Fair value of warrants
  attached to Convertible
  debentures                           --          --      48,920           --           --          --           --       48,920
Warrants issued for services           --          --     917,164     (917,164)          --          --           --           --
Stock options granted                  --          --     155,978           --           --          --           --      155,978
Amortization of deferred
  compensation                         --          --          --      746,369           --          --           --      746,369
Beneficial conversion feature
  of convertible debentures            --          --     289,800           --           --          --      289,800
Comprehensive income (loss):
  Foreign currency
     translation adjustment            --          --          --           --           --     (23,980)          --      (23,980)
  Loss for the period                  --          --          --           --           --          --   (6,608,882)  (6,608,882)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005          50,517,020      50,517  22,383,581     (556,138)     139,000    (186,095) (22,033,109)    (202,244)
=================================================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS







MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated      Deficit        Total
                                                                                                  Other  Accumulated       Stock-
                                     Common Stock      Additional     Deferred       Common     Compre-   During the     holders'
                              ------------------------    Paid-in      Compen-        Stock     hensive  Development       Equity
                                   Shares      Amount     Capital       sation     Issuable      (Loss)        Stage    (Deficit)
---------------------------------------------------------------------------------------------------------------------------------
                                                    $           $            $            $           $            $            $
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004          40,092,993      40,093  18,032,242     (190,375)          --    (162,115) (15,424,227)   2,295,618

BALANCE, May 31, 2005          50,517,020      50,517  22,383,581     (556,138)     139,000    (186,095) (22,033,109)    (202,244)
Issuance of common stock:
- for share subscriptions
  - Reg S                       1,704,689       1,705     718,390           --           --          --           --      720,095
  - Private Placement           7,649,763       7,650   3,452,600           --           --          --           --    3,460,250
- for exercise of warrants      3,289,016       3,289   1,707,719           --           --          --           --    1,711,008
- for exercise of options         112,723         113      17,887           --           --          --           --       18,000
- for convertible debentures
  exercised                     3,158,920       3,159     737,651           --           --          --           --      740,810
- for services                    811,595         812     622,605     (164,842)     (65,000)         --           --      393,575
Warrants issued for services           --          --   1,264,518           --           --          --           --
Stock options granted                  --          --     512,643           --           --          --           --      512,643
Amortization of deferred
  compensation                         --          --          --    1,309,305           --          --           --    1,309,305
Comprehensive income (loss):
  Foreign currency
    translation adjustment             --          --          --           --           --      (6,984)          --       (6,984)
  Loss for the period                  --          --          --           --           --          --   (5,750,040)  (5,750,040)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2006     67,243,726      67,245  31,417,594     (676,193)      74,000    (193,079) (27,783,149)   2,906,418
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS






MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
(Unaudited - Prepared by Management)
------------------------------------------------------------------------------------------------------------------------
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------------------

                                             Period from
                                               inception
                                             (January 20
                                                1999) to          Nine Months Ended              Three Months Ended
                                             February 28             February 28                     February 28
                                                    2006        2006             2005           2006              2005
------------------------------------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Note 7)       $ 14,820,997    $  3,778,493    $  1,739,836    $  1,222,765    $    499,582
  Research and development (Note 8)            6,708,804       1,398,040         755,590         555,723         351,842
  Stock-based compensation                     3,747,337         512,643         282,951           7,000         282,951
  Depreciation                                   873,626         118,885         136,721          47,872          51,574
  Interest expense                               879,683              --              --              --              --
  Licenses acquired charged to operations        479,780              --              --              --              --
  Finance cost on convertible debentures         382,307              --              --              --              --
  Purchased in-process research
     and development                           2,205,013              --         606,555              --         606,555
------------------------------------------------------------------------------------------------------------------------

                                              30,097,547       5,808,061       3,521,653       1,833,360       1,792,504
                                                                                                            ------------

LOSS FROM OPERATIONS                         (30,097,547)     (5,808,061)     (3,521,653)     (1,833,360)     (1,792,504)

GAIN ON EXTINGUISHMENT OF DEBT                   462,249              --              --              --              --

INTEREST INCOME                                  116,674          61,746           5,161          28,615             136

GAIN(LOSS) ON FOREIGN EXCHANGE                    84,990          (3,725)        (22,937)         (1,810)        (14,319)
------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD BEFORE
  MINORITY INTEREST                          (29,433,634)     (5,750,040)     (3,539,429)     (1,806,555)     (1,806,687)

MINORITY INTEREST SHARE OF LOSS                  806,310              --              --              --              --
------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                     $(28,627,324)   $ (5,750,040)   $ (3,539,429)   $ (1,806,555)   $ (1,806,687)
========================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                       $      (1.17)   $      (0.09)   $      (0.09)   $      (0.03)   $      (0.04)
========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                         24,410,585      62,008,648      41,220,148      66,752,020      41,532,175
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.







MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------
                                                                     Period
                                                                       from
                                                                  inception
                                                                (January 20
                                                                   1999) to            Nine Months Ended
                                                                February 28               February 28
                                                                       2006            2006            2005
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                      $(28,627,324)   $ (5,750,040)   $ (3,539,429)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                    6,692,972       1,821,949         756,270
    - stock issued for other than cash                            4,437,187         393,575         173,259
    - interest expense on related party loan                        850,000              --              --
    - accrued interest expense on convertible debentures             34,730          34,730              --
    - depreciation                                                  873,627         118,885         136,721
    - leasehold improvements written down                            13,300              --              --
    - project acquisition costs                                          --          53,426              --
    - purchased in-process research and development               2,275,013              --         606,555
    - gain on extinguishment of debt                               (462,249)             --              --
    - provision for bad debt                                        160,000              --              --
    - beneficial conversion feature on convertible debenture        289,800              --              --
    - minority interest                                            (806,310)             --              --
  Changes in non-cash working capital items:
    - accounts receivable                                          (240,287)        (46,294)          2,245
    - due from related party                                             --          17,500         (19,187)
    - prepaid expenses and deposits                                (113,024)        (71,327)       (180,115)
    - accounts payable and other payables                           233,482         (96,739)        194,239
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                           (14,389,083)     (3,524,335)     (1,869,442)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock,
    less share issuance costs                                    15,289,659       5,909,352          67,016
  Due to related parties                                            850,000              --         (13,585)
  Proceeds from (repayment of) convertible debentures               755,000         (50,000)             --
  Cash acquired in reverse acquisition                               13,824              --              --
  Subscriptions received                                          1,357,310              --              --
  Common stock redemption                                          (120,000)             --              --
  Loan payable                                                      500,000              --              --
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        18,645,793       5,859,352          53,431
-----------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                           (200,000)             --              --
  Purchase of property and equipment                             (1,171,242)       (170,669)       (212,912)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (1,371,242)       (170,669)       (212,912)
-----------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                    (235,395)         (6,984)         (5,589)
-----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,650,073       2,157,364      (2,034,512)
CASH AND CASH EQUIVALENTS, beginning of period                           --         492,709       2,034,530
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  2,650,073    $  2,650,073    $         18
===========================================================================================================


(PLEASE SEE NOTE 9 FOR SUPPLEMENTAL DISCLOSURES)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION - GOING CONCERN UNCERTAINTIES

     Since inception, the Company has suffered recurring losses, totalling $28,627,324 as of February 28, 2006. Management has been able to, thus far, finance the operations through the issuance of common stock in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

     The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2005 Annual Report on Form 10-K for the year ended May 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


2.   PROPERTY AND EQUIPMENT

                                                     February 28, 2006
                                        ----------------------------------------
                                                      Accumulated       Net Book
                                              Cost   Amortization          Value
    ----------------------------------------------------------------------------
    Furniture and fixtures              $   59,003     $   44,891     $   14,112
    Computer equipment                     134,114        106,843         27,271
    Laboratory equipment                   917,232        684,142        233,090
    Leasehold improvements                  49,158         49,158             --
    ----------------------------------------------------------------------------
                                        $1,159,507     $  885,034     $  274,473
    ============================================================================

                                                     May 31, 2005
                                        ----------------------------------------
                                                      Accumulated       Net Book
                                              Cost   Amortization          Value
    ----------------------------------------------------------------------------
    Furniture and fixtures              $   41,297     $   39,867     $    1,430
    Computer equipment                     110,766        101,146          9,620
    Laboratory equipment                   789,158        577,519        211,639
    Leasehold improvements                  49,158         49,158             --
    ----------------------------------------------------------------------------
                                        $  990,379     $  767,690     $  222,689
    ============================================================================


3.   STOCKHOLDERS' EQUITY

     (a)  Common Stock

          (i) On January 19, 2006, the stockholders of the Company during its Annual General Meeting approved the increase in its authorized capital stock from one hundred million shares of capital stock consisting of 80,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share to 160,000,000 of capital stock consisting of 140,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share.

          (ii) During the nine month period ended February 28, 2006, a total of 1,704,689 Regulation S ("Reg S") stock has been issued at a price range of $0.30 to $0.51 per share for total net proceeds of $720,095 (net of agent's fees of $75,500).

               As at February 28, 2006, 2,500,000 Reg S stocks are held in trust by the financial custodian.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY (CONTINUED)

     (a)  Common Stock (continued)

          (iii) During the nine month period ended February 28, 2006, the Company issued an aggregate of 811,595 common shares for consulting, research and development, legal and employee services for a total value of $567,871 being the fair value of the shares at the agreement date and being expensed over the period of completion of performance.

          (iv) During the nine month period ended February 28, 2006, the Company issued 3,289,016 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,711,008. Of these shares, 340,949 were exercised under the cashless option of the agreement.

          (v) During the nine month period ended February 28, 2006, the Company issued 112,723 common shares pursuant to an exercise of stock purchase options for total proceeds of $18,000. Of these shares, 52,723 were exercised under the cashless option of the agreement.

          (vi) On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures was exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 interest due under the Debentures. The remaining $50,000 of Debentures were repaid in cash including accrued interest of $2,278.

          (vii) On October 6, 2005, the Company completed a private placement of 95,238 units at a price of $1.05 per unit for total proceeds of $100,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

               The warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model. The assumptions used in the Black Scholes Option Pricing Model are: volatility: 81.23%, discount rate: 5.25% and call option value: $0.67.

               In connection with the private placement, the Company issued to the finder 9,524 units. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY (CONTINUED)

     (a)  Common Stock (continued)

               The warrants had an estimated fair value of $2,306 using the Black Scholes Option Pricing Model. The assumptions used in the Black Scholes Option Pricing Model are: volatility: 87.29%, discount rate: 5.25% and call option value: $0.24.

         (viii) On August 11, 2005, the Company completed a private placement of 7,545,000 units at the price of $0.45 per Unit for total net proceeds of $3,370,250. Each Unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of
               (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share thereafter. Series B Warrants are exercisable at the earlier of (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement".

               In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. In a separate transaction, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively. These 39,994 shares and 100,000 shares have been included in Note 3(a)(iii).

               These warrants had an estimated fair value of $2,245,749 using the Black Scholes Option Pricing Model. The assumptions used in the Black Scholes Option Pricing Model are: volatility: 81.20% and 57.41% for Series A and B, respectively, discount rate: 5.25% for both Series A and B and call option value: $0.32 and $0.26 for Series A and B, respectively.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY (CONTINUED)

     (b)  Warrants

          The following table summarizes information about the warrants issued by the Company:

                                                                     Weighted
                                                                      Average
                                                       Number of     Exercise
                                                          Shares        price
                                                     ------------------------
          Balance, May 31, 2004                        9,386,449         0.60

          Issued - convertible debentures              1,851,500         0.25
          Issued - finders' fees                          10,000         0.75
          Issued - services rendered                   5,270,000         0.32
          Exercised                                   (2,310,710)        0.26
          Expired                                     (7,043,220)        0.65
                                                     ------------------------

          Balance, May 31, 2005 - Regular              7,164,019         0.45
          Balance, May 31, 2005 - Series "A"           3,374,999         0.66
          Balance, May 31, 2005 - Series "C"             674,997         0.66
                                                     ------------------------

          Balance, May 31, 2005                       11,214,015         0.53

          Regular:
             Issued - services rendered                4,075,000         0.52
             Issued - private placement                   95,238         1.55
             Issued - finder's fee                         9,524         1.55
             Exercised                                (1,134,290)        0.41
             Expired                                     (30,000)        0.30
          Series "A":
             Issued -  private placement               3,842,498         0.65
             Issued -  finder's fee                       62,500         0.65
             Exercised                                (1,921,777)        0.66

          Series "B":
             Issued - private placement                3,842,498         0.65
             Issued - finder's fee                        62,500         0.65
          Series "C":
             Exercised                                  (445,692)        0.66
                                                     ------------------------

          Balance, February 28, 2006  - Regular       10,179,491
                                                                         0.49
          Balance, February 28, 2006 - Series "A"      5,358,220         0.65
          Balance, February 28, 2006 - Series "B"      3,904,998         0.65
          Balance, February 28, 2006 - Series "C"        229,305         0.66
                                                     ------------------------

          BALANCE, FEBRUARY 28, 2006                  19,672,014         0.57
                                                     ========================

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

          During the period ended February 28, 2006, the Company granted 1,710,000 stock options to directors, employees and a consultant of the Company with exercise prices ranging from $0.20 to $1.10 per share being vested in accordance with their agreement and with an expiry date of five years from date of grant.

          The fair value of the option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions:


                                      NINE MONTHS    THREE MONTHS    FISCAL YEAR
                                            ENDED           ENDED          ENDED
                                      February 28     February 28         May 31
                                      -----------     -----------         ------
                                             2006            2006           2005

          Risk-free interest rate           3.50%           3.50%          3.50%
          Expected life (in years)        5 years         5 years        3 years
          Expected volatility              88.87%          87.29%         78.58%


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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY (CONTINUED)

     (c)  Stock Options (continued)

          Summary of employee stock options information for the period ended February 28, 2006 is as follows:

                                                               Weighted Average
                                                                      Exercise
                                                         Shares          Price
          ----------------------------------------------------------------------

          Options outstanding, May 31, 2005           7,780,000           0.35

          Options granted                             1,710,000           0.33
          Options exercised                            (125,000)          0.29
          Options expired                            (1,820,000)          0.27
          ----------------------------------------------------------------------

          Options outstanding, February 28, 2006      7,545,000           0.36
          ======================================================================

          The following summarizes information about the stock options outstanding and exercisable at February 28, 2006:


                       Options Outstanding                   Options Exercisable
                                     Weighted
                                      Average    Weighted               Weighted
          Range of Number of Remaining Average Number of Average Exercise options Contractual Exercise options Exercise
            Prices  Outstanding     Life (yr)       Price  Exercisable     Price
     -------------  -----------  ------------  ----------  -----------  --------
            $ 0.17      950,000         1.66       $ 0.17      950,000    $ 0.17
            $ 0.20    1,930,000         4.08       $ 0.20    1,930,000    $ 0.20
            $ 0.21      500,000         2.15       $ 0.21      500,000    $ 0.21
            $ 0.30    1,995,000         3.52       $ 0.30    1,995,000    $ 0.30
            $ 0.40      150,000         4.00       $ 0.40      150,000    $ 0.40
            $ 0.50      550,000         1.54       $ 0.50      550,000    $ 0.50
            $ 0.55      650,000         1.75       $ 0.55      650,000    $ 0.55
            $ 0.80      110,000         4.57       $ 0.80       85,000    $ 0.80
            $ 0.85      150,000         4.97       $ 0.85      150,000    $ 0.85
            $ 1.00      510,000         0.78       $ 1.00      510,000    $ 1.00
            $ 1.10       50,000         4.73       $ 1.10       25,000    $ 1.10
     -------------  -----------  ------------  ----------  -----------  --------
     $0.17 - $1.10    7,545,000         2.92       $ 0.36    7,495,000    $ 0.36
     =============  ===========  ============  ==========  ===========  ========

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


3.   STOCKHOLDERS' EQUITY (CONTINUED)

     (d)  Pro-forma Disclosure

          Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:


         ---------------------------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                                               February 28                   February 28
                                                           2006           2005           2006           2005
         ---------------------------------------------------------------------------------------------------
         Net loss, as reported                      $(5,750,040)   $(3,539,429)   $(1,806,555)   $(1,806,687)

           Add: Stock-based employee
           compensation expense included in
           reported net loss above, net of
           related tax effects                          512,643        282,951          7,000        282,951

           Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method for
           all awards, net of related tax
           effects                                     (804,579)      (391,436)       (87,821)      (391,436)
         ---------------------------------------------------------------------------------------------------

         Pro-forma loss for the period              $(6,041,976)   $(3,647,914)   $(1,887,376)   $(1,915,172)
         ===================================================================================================

         Pro-forma basic and diluted
         loss per share                             $     (0.10)   $     (0.09)   $     (0.03)   $     (0.05)
         ===================================================================================================


4.   RELATED PARTY TRANSACTIONS

     The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

     During the nine month period ended February 28, 2006, the Company paid or accrued $551,522 (2005 - $321,072) of management and consulting fees to four directors (2005 - three directors only) and an officer of the Company. Of this amount, $149,257 (2005 - $113,234) was charged to research and development. Included in accounts payable is $8,817 (May 31, 2005 - $21,940).

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


4.   RELATED PARTY TRANSACTIONS (CONTINUED)

     As at February 28, 2006, an amount due from the CFO of the Company was fully repaid (May 31, 2005 - $17,500).

     As at February 28, 2006, an amount of $23,509 and $11,000 representing fees paid in advance to the Chief Executive Officer and a director of the Company, respectively, was recorded under prepaid expenses (May 31, 2005 - nil).


5.   ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

     On March 1, 2005 the Company entered into a share acquisition Letter of Intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. Pursuant to the Letter, the Company shall issue 44,500,000 shares of the Company's common stock in exchange for 100% of the outstanding equity of SMT subject to certain conditions.

     On January 31, 2006, the Letter was terminated, by mutual agreement, of both companies.

     As at February 28, 2006, project acquisition costs of $85,102 which represents direct costs incurred in the proposed acquisition which were previously capitalized in the financial statements were expensed under audit expense ($15,719) and legal expense ($69,383) as a result of the termination.


6.   COMMITMENTS AND CONTINGENT LIABILITIES

     (a) The Company has obligations under a long-term premises lease for a period of five years from January 1, 2006. The minimum rent payments for the next five years are:

                         2006                 $  28,314
                         2007                 $ 113,256
                         2008                 $ 113,256
                         2009                 $ 113,256
                         2010                 $  66,066
                  ---------------------------------------------
                        TOTAL                 $ 434,148
                  ---------------------------------------------

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


6.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

          The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for a total free rent of $40,404. This amount was recorded under deferred lease inducement in current portion of $8,081 and long-term portion of $29,630 and being amortized over the term of the lease. As at February 28, 2006, total amortization of $2,693 was recorded as a credit to rent expense in the statement of operations.

     (b) On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. The Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The 4,200,000 will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The Company has also agreed to pay $145,000 (paid) of the vendor's debt at the time of acquisition.

          As at February 28, 2006, the 2 last issuances of 1,100,000 shares each have not yet been accrued as SagaX has not yet accomplished the underlying conditions.

     (c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

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

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

          No provision has been provided as at February 28, 2006 as the outcome of this legal proceeding is uncertain at this time.


7.   GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses comprise the following:

                                             NINE MONTHS ENDED         THREE MONTHS ENDED
                                                FEBRUARY 28               FEBRUARY 28
                                             2006         2005         2006         2005
                                       -------------------------------------------------
     Legal                             $  354,815   $  157,079   $  148,239   $   55,924
     Public relations, financing and
       corporate development            1,841,068      405,410      527,991       16,124
     Management fees                      406,445      188,911      138,504       63,544
     Consulting                           288,773      607,331       59,529      249,082
     Audit                                230,776       41,152      123,645        4,240
     Operating expenses                   656,616      339,953      224,857      110,668
                                       -------------------------------------------------

                                       $3,778,493   $1,739,836   $1,222,765   $  499,582
                                       =================================================

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

          In consideration of the amendments, the Company will issue 200,000 common shares for a total value of $74,000 being the fair value at the time of the amendment. This amount was recorded as research and development costs as of May 31, 2005. As of February 28, 2006, the shares have not yet been issued.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------


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

          In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 was amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400, being payable over the term of the Agreement at various stipulated intervals. As at February 28, 2006, the Company has paid $258,000 to research and development costs in accordance with Amendment No. 2.

          The Company obtained support of up to CDN$315,000 from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at February 28, 2006, the Company has received $132,847 from IRAP. This amount was netted-off against research and development expenses.

MIV THERAPEUTICS INC.
(A development stage company)

Notes to Consolidated Financial Statements
February 28, 2006
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------



9.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                Period from
                                                  inception
                                               (January 20,
                                                   1999) to         NINE MONTHS ENDED
                                                February 28,           FEBRUARY 28
                                                        2006         2006         2005
                                                  ------------------------------------
     SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid in cash                      $   29,683    $      --    $      --
       Income taxes paid in cash                          --           --           --


     SUPPLEMENTAL NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
       Debt settlement with shares                $  621,375    $      --    $      --
       Debt forgiven                                 462,249           --           --
       Conversion of convertible debentures
          and accrued interest to common shares      740,810      740,810           --
       Shares issued for service                   3,309,732      623,417      223,259
       Warrants issued for service                 3,656,153    1,264,518      793,938



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

PLAN OF OPERATIONS

Since inception, the Company has suffered recurring losses, totalling $28,627,324 as of February 28, 2006. Management has been able to, thus far, finance the operations through the issuance of common stock in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

After completing development of these products, MIVT will have successfully transitioned itself from being a developer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents. No assurances, however, can be given that MIVT will be able to produce these products, or if produced, that we will be profitable.

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

The Company agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares are valued at $0.47, which is the fair value of the shares at the time of agreement, and will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The latter 2,200,000 shares have not been accrued as its issuance is dependent on completion of large animal trials and obtaining CE Mark approval, which can not be determined at this time. The Company has also agreed to pay $145,000 of the vendor's debt at the time of acquisition and agreed to finance up to $730,000 for SagaX's research in 2005. If the Company decides to abandon the underlying patented project or is placed into receivership or fails to fund SagaX in any six month period, then the vendor or its nominee may repurchase SagaX, including all of its intellectual property, in exchange for the return of all of the Company's common shares issued and a cash payment equal to 125% of all cash advanced by the Company to SagaX.

As at February 28, 2006, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid in cash for the vendor's debt as well as the balance of $65,000 in common stock.

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

If the acquisition took place, the combined entity would have financed the development of a catheterization laboratory, and when completed, the combined entity would have had the right (but not obligation) to acquire all right, title and interest in such technology at an acquisition price equal to 100% of the production cost not to exceed $2.0 million to be paid in the form of cash or common stock of the Company.

The completion of the acquisition would have been at least subject to (i) satisfactory completion of customary due diligence; (ii) mutual board and shareholder approval and other customary consents; (iii) negotiation and execution of the Definitive Agreement and the documents contemplated therein;
(iv) receipt of audited financial statements of SMT; (v) negotiation and execution of the Management Employment Agreements; (vi) receipt of all necessary third party consents; (vii) transfer of all assets to SMT, free and clear of all liens, claims and encumbrances of any kind, and (viii) the absence of material legal or government limitations.

On January 31, 2006, the Letter was terminated, by mutual agreement, of both companies.

As at February 28, 2006, project acquisition costs of $85,102 which represents direct costs incurred in the proposed acquisition which were previously capitalized in the financial statements were recorded under audit expense ($15,719) and legal expense ($69,383) as a result of the termination.


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


DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the nine and three months ended February 28, 2006, the Company posted loss from operations of $5,808,061 and $1,833,360, respectively, and a net loss of $5,750,040 and
$1,806,555, respectively, compared to a net loss of $3,539,429 for the nine months ended February 28, 2005 and $1,806,687 for the three months ended February 28, 2005. Most of the difference in net loss is attributable to an increase in research and development, Public relations, financing and corporate development expenses during the quarter.

Working capital increased to a surplus of $2,661,575 as of February 28, 2006 from a deficiency of $478,359 as of the last fiscal year-ended May 31, 2005. The increase in the working capital is due primarily to increases in cash and cash equivalents stemming from the Company's financing activities.

The Company's main focus during the nine months ended February 28, 2006, has been corporate development and continued research and development of its biocompatible coatings for stent and drug delivery systems.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3,778,493 during the nine months ended February 28, 2006, compared to $1,739,836 for the nine months ended February 28, 2005. It also increased to $1,222,765 during the three months ended February 28, 2006, compared to $499,582 for the three months ended February 28, 2005. The increase in 2006 is mainly due to the increase in the Company's financing, corporate development and public relations activities. The Company's investor relations expense to a large degree was the result of deferred compensation amortization brought about by the application of a formula to determine the value of the warrants issued. This activity was done to increase liquidity and thereby reduce the cost of capital which as a consequence reduce dilution when raising capital.

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs increased during the nine months ended February 28, 2006, to $1,398,040 compared to $755,590 for the nine months ended February 28, 2005. It also increased during the three months ended February 28, 2006, to $555,723 compared to $351,842 for the three months ended February 28, 2005. The increase in 2006 resulted primarily from the Company's increase in research and development expenses which included payments to Collaborative Research Agreement on a new technology, increased expenses on R&D materials for pre-clinical trials and increased expenses on outside testing.

DEPRECIATION EXPENSE

Depreciation expenses decreased to $118,885 during the nine months ended February 28, 2006, compared to $136,721 for the nine months ended February 28, 2005. It also decreased to $47,872 during the three months ended February 28, 2006, compared to $51,574 for the three months ended February 28, 2005. This decrease is a result of normal depreciation of the Company's property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has suffered recurring losses, totaling $28,627,324 as of February 28, 2006. Management has been able to, thus far, finance the operations through the issuance of common stock in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. The Company currently has working capital surplus of $2,661,575 (current assets less current liabilities). While additional capital is needed for the Company to successfully achieve its business goal, it is a substantial improvement since the fiscal year ended May 31, 2005.

FINANCING

The Company's capital requirements have been and will continue to be significant. As of February 28, 2006, the Company had a working capital surplus of $2,661,575.

The Company's cash flow from financing activities increased to $5,859,352 for the nine months ended February 28, 2006, compared to $53,431 for the same period in 2005.

The Company issued a total of 1,704,689 Regulation S ("Reg S") stock during the nine month period ended February 28, 2006. As of February 28, 2006, 2,500,000 Regulation S stocks are held in trust by the financial custodian.

The Company issued 811,595 common shares for consulting, research & development, legal and employee services during the nine months ended February 28, 2006 for total value of $567,871.

During the nine month period ended February 28, 2006, the Company issued 3,289,016 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,711,008. Of these shares, 340,949 were exercised under the cashless option of the agreement. The Company also issued 112,723 common shares pursuant to an exercise of stock purchase options for total proceeds of $18,000. Of these shares, 52,723 were exercised under the cashless option of the agreement.

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

On October 6, 2005, the Company completed a private placement of 95,238 units at a price of $1.05 per unit for total proceeds of $100,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

The warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model.

In connection with the private placement, the Company issued to the finder 9,524 units. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant. The warrants had an estimated fair value of $2,306 using the Black Scholes Option Pricing Model.

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

In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. In a separate transaction, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively. These 39,994 shares and 100,000 shares have been included in the shares issued for services above.

These warrants had an estimated fair value of $2,245,749 using the Black Scholes Option Pricing Model.

WARRANTS

The following table summarizes information about the warrants issued by the Company as of February 28, 2006:

                                                                    Weighted
                                                                     Average
                                                    Number of       Exercise
                                                       Shares          price
                                                  --------------------------

 Balance, May 31, 2004                              9,386,449           0.60

 Issued - convertible debentures                    1,851,500           0.25
 Issued - finders' fees                                10,000           0.75
 Issued - services rendered                         5,270,000           0.32
 Exercised                                         (2,310,710)          0.26
 Expired                                           (7,043,220)          0.65
                                                  --------------------------

 Balance, May 31, 2005 - Regular                    7,164,019           0.45
 Balance, May 31, 2005 - Series "A"                 3,374,999           0.66
 Balance, May 31, 2005 - Series "C"                   674,997           0.66
                                                  --------------------------

 Balance, May 31, 2005                             11,214,015           0.53

 Regular:
    Issued - services rendered                      4,075,000           0.52
    Issued - private placement                         95,238           1.55
    Issued - finder's fee                               9,524           1.55
    Exercised                                      (1,134,290)          0.41
    Expired                                           (30,000)          0.30
 Series "A":
    Issued -  private placement                     3,842,498           0.65
    Issued -  finder's fee                             62,500           0.65
    Exercised                                      (1,921,777)          0.66

 Series "B":
    Issued - private placement                      3,842,498           0.65
    Issued - finder's fee                              62,500           0.65
 Series "C":
    Exercised                                        (445,692)          0.66
                                                  --------------------------

 Balance, February 28, 2006  - Regular             10,179,491           0.49
 Balance, February 28, 2006 - Series "A"            5,358,220           0.65
 Balance, February 28, 2006 - Series "B"            3,904,998           0.65
 Balance, February 28, 2006 - Series "C"              229,305           0.66
                                                  --------------------------

 BALANCE, FEBRUARY 28, 2006                        19,672,014           0.57
                                                  ==========================



STOCK-BASED COMPENSATION

The Company's stock option plan provides for the grant of incentive stock options for up to 10,000,000 common shares to employees, consultants, officers and directors of the Company.

During the nine months period ended February 28, 2006, the Company granted 1,710,000 stock options to directors, employees and a consultant of the Company with exercise prices ranging from $0.20 to $1.10 per share being vested in accordance with their agreement and with an expiry date of five years from date of grant.

The following summarizes information about the stock options outstanding and exercisable at February 28, 2006:


                       Options Outstanding                   Options Exercisable
                                     Weighted
                                      Average    Weighted               Weighted
          Range of Number of Remaining Average Number of Average Exercise options Contractual Exercise options Exercise
            Prices  Outstanding     Life (yr)       Price  Exercisable     Price
     -------------  -----------  ------------  ----------  -----------  --------
            $ 0.17      950,000         1.66       $ 0.17      950,000    $ 0.17
            $ 0.20    1,930,000         4.08       $ 0.20    1,930,000    $ 0.20
            $ 0.21      500,000         2.15       $ 0.21      500,000    $ 0.21
            $ 0.30    1,995,000         3.52       $ 0.30    1,995,000    $ 0.30
            $ 0.40      150,000         4.00       $ 0.40      150,000    $ 0.40
            $ 0.50      550,000         1.54       $ 0.50      550,000    $ 0.50
            $ 0.55      650,000         1.75       $ 0.55      650,000    $ 0.55
            $ 0.80      110,000         4.57       $ 0.80       85,000    $ 0.80
            $ 0.85      150,000         4.97       $ 0.85      150,000    $ 0.85
            $ 1.00      510,000         0.78       $ 1.00      510,000    $ 1.00
            $ 1.10       50,000         4.73       $ 1.10       25,000    $ 1.10
     -------------  -----------  ------------  ----------  -----------  --------
     $0.17 - $1.10    7,545,000         2.92       $ 0.36    7,495,000    $ 0.36
     =============  ===========  ============  ==========  ===========  ========


CASH POSITION

At February 28, 2006, the Company had cash and cash equivalents of $2,650,073 compared to a cash position of $492,709 as of the last fiscal year-ended May 31, 2005. The increase in the Company's cash position is due to an increase in the Company's financing activities.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term.

ACCOUNTS PAYABLE & ACCRUED LIABILITIES

Accounts payable and accrued liabilities decreased in the quarter ended February 28, 2006 to $172,919 compared to $307,369 as of the last fiscal year-ended May 31, 2005 as the Company was able to pay-off more payables this year as there were more funds compared to last year's.

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

In order to meet its business objectives to develop its HAp coating technologies towards commercialization, the Company will require approximately US$5 million as the Company plan to go into clinical trials in the coming year. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

RELATED PARTY TRANSACTIONS

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows: during the nine month period ended February 28, 2006, the Company paid or accrued $551,522 (2005 - $321,072) of management and consulting fees to four directors and an officer of the Company. Of this amount, $149,257 (2005 - $113,234) was charged to research and development. Included in accounts payable is $8,817 (2005 - $21,940).

As at February 28, 2006, an amount due from the CFO of the Company was fully repaid (2004 - $17,500).

As at February 28, 2006, an amount of $23,509 and $11,000 representing fees paid in advance to the Chief Executive Officer and a director of the Company, respectively, was recorded under prepaid expenses.

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

Since inception, the Company has suffered recurring losses, totaling $28,627,324 as of February 28, 2006. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of February 28, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

Except for Item 2 discussed below, Items 1, 3, 4 and 5 are not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the nine months ended February 28, 2006, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

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



On October 6, 2005, the Company completed a private placement of 95,238 units at a price of $1.05 per unit for total proceeds of $100,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

The warrants had an estimated fair value of $64,208 using the Black Scholes Option Pricing Model.

In connection with the private placement, the Company issued to the finder 9,524 units. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant. The warrants had an estimated fair value of $2,306 using the Black Scholes Option Pricing Model.

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

Date: April 19, 2006         MIV Therapeutics, Inc.


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