Form 10KSB
period 2006-05-31
MIV THERAPEUTICS INC
filed 2006-08-25
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended: May 31, 2006

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 7, 2006. $43,401,871

Number of outstanding shares of the registrant's par value $0.001 common stock, as of July 7, 2006. 71,002,489


                                     MIV THERAPEUTICS, INC.

                                           FORM 10-KSB
                                              INDEX

                                                                                           Page
                                                                                           ----

                                             Part I
Item 1.       Business........................................................................3

Item 2.       Properties.....................................................................10

Item 3.       Legal Proceedings..............................................................14

Item 4.       Submission of Matters of a Vote of Security Holders............................14

                                             Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters..........15

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.............................................15

Item 7.       Financial Statements................................ ..........................26

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................................26

Item 8A.      Controls and Procedures........................................................26

Item 8B.      Other Information............................... ..............................26

                                            Part III

Item 9.       Directors and Executive Officers of the Registrant.............................27

Item 10.      Executive Compensation.........................................................30

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................32

Item 12.      Certain Relationships and Related Transactions.................................33

Item 13.      Exhibits.......................................................................33

Item 14.      Principal Accountant Fees and Services.........................................36

Signatures    ...............................................................................37




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

HISTORY AND DEVELOPMENT

MIV Therapeutics Inc. ("MIVT" or the "Company") is an advanced stage, research and development company pursuing the commercialization of the next generation of biocompatible coatings for stents and other medical devices and advanced drug delivery systems, with the intent of providing healing solutions for cardiovascular disease and other medical conditions. In collaboration with the University of British Columbia (UBC), the Company has developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies were protected by 45 patents and patent applications World-wide at the time of writing this document.

MIVT's wholly-owned subsidiary, SagaX Inc. Technologies for Medicine, a Delaware company, with its R&D center located in Israel, developed advanced Aortic Embolic Protection Device (AEPD) for prevention of cardioembolic stroke which recently entered final stages of preparations for clinical trials and other pre-commercialization activities. AEPD filters the blood in the aorta - the body's main artery supplying blood to the arteries to the brain namely the right innominate artery, the left carotid artery and the left subclavian artery. Together they are known as the "Aortic Arch Arteries" or "Arch Arteries". The device is capturing and deflecting embolic particles which originate in the heart during heart surgery and other invasive cardiology procedures.

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

In December 2004, MIVT's wholly-owned subsidiary MIVI Technologies, Inc. received a Government of Canada grant for the research program titled "Development of Novel Drug Eluting Composite Coatings for Cardiovascular Stents". The Canadian National Research Council approved MIVI Technologies, Inc.'s application following an in depth familiarization with the advanced concept of novel technologies proposed by MIVI Technologies, Inc. and a review of our organizational and fiscal capability to carry on with the program.

The Company's shares are currently trading under the symbol "MIVT.OB" on the OTCBB.

PRODUCT BACKGROUND

Coronary stents are used to treat cardiovascular disorder caused by narrowing or blockage of coronary arteries. Stents are compressible tubular metal meshes that are mounted on a balloon catheter, inserted into the circulatory system by a team of cardiologists, and directed to the location of a blocked coronary artery. During the angioplasty procedure, which involves unclogging the artery, the balloon is expanded to clear the obstruction, allowing normal blood flow. With this procedure, the stent is deployed and remains in place to reinforce the artery wall. This procedure is the leading alternative to costly and highly invasive open-heart surgery. Stents have eliminated many of the complications that used to accompany simple balloon angioplasty. As much as 80% of blocked coronary arteries can be treated effectively with stenting.

MIV Therapeutics Inc., in collaboration with the University of British Columbia
(UBC), has developed unique coating technologies that utilize
Hydroxyapatite(HAp) for application on medical devices and drug delivery systems.

The Company has a strategic alliance with the University of British Columbia
(UBC), whereby it has licensed from the university the worldwide rights to technologies for coating stents and other medical devices with hydroxyapatite
(HAp). HAp coating enhances the biocompatibility of implanted devices since it is a material that is found in the body as the main constituent of bone.

MIVT's coating and drug eluting technologies were designed for cardiovascular stents and are considered suitable for a broad range of implantable medical devices. The Company's goal is to continue on its path of success and diversify its portfolio to capitalize on these potential applications, including orthopedic, reconstructive surgery and other applications, and accessing the $200 billion market of combination drug/device products.

Over the next several years the Company intends to expand its technologies to include several promising drug delivery platforms. Drug delivery is a system or technology that enables the introduction of a therapeutic agent into the body and improves its efficacy by controlling the rate, time or site of release. Commercially, drug delivery provides the ability to develop a new route of administration for an existing drug and can substantially improve the efficacy of a drug, while also reducing its side effects.

The Company expects to enter the drug-eluting stent market by using a thicker coating of HAp loaded with a suitable drug, i.e. anti-inflammatory. The technology has applications in cardiovascular and non-cardiovascular drug/device combination products, including peripheral stents, biodegradable implants, gene therapy, and delivery systems for release of chemotherapeutic agents. The Company's lead product in development is a passive, nano-film HAp coating. In parallel, the Company is developing multi-layer and composite film coatings with drug-eluting capabilities to facilitate therapeutics and treatments for localized drug delivery systems.

SUMMARY OF THE COMPANY'S EXISTING PRODUCTS CURRENTLY IN THE PRECLINICAL DEVELOPMENT STAGE

COATING AND DRUG DELIVERY TECHNOLOGIES

The Company's lead biocompatible coating and drug delivery technologies include:

a) HAp ultra-thin (thickness appr. 0.25 micron) "passive" (without drug) coating for cardiovascular stents. This coating is designated as a long-lasting protective barrier between substrate of the stent (stainless steel, cobalt-chromium or other medical grade metal alloys) and surrounding tissue, and ensures exceptional biocompatibility not encountered in stents available on the market at the present time. HAp is naturally found in bone and tooth enamel and is rapidly integrated into the human body. As such, it may inhibit a variety of adverse and inflammatory reactions and potentially help reduce restenosis, a recurrence of coronary artery disease following angioplasty. It is also believed that HAp-coated cardiovascular stents will not trigger late adverse thrombogenic reactions.

b) HAp highly porous coating with thickness appr. 0.7-1.0 micron, with capacity to carry adequate quantity of anti-inflammatory or anti-proliferative drugs and equipped with drug eluting profile required for safe and effective delivery of these drugs.

c) family of proprietary polymer-based coating technologies (so-called Smart-1 and Smart-2) with enhanced biocompatibility and highly engineerable drug eluting profiles.

d) drug delivery system (Smart-3) based on microspheres (20 nanometers - 5 microns) designed for local delivery of drugs in variety of applications (inhalable, greases, fillers, pastes, injections, etc.) outside of cardiovascular stent applications.

e) unique non-polymeric drug eluting coatings for cardiovascular stents and other implantable devices based on hydrolyzed lipids (Smart-4) and metallic salts (Smart-5).

CARDIOVASCULAR STENTS

Although the development of biocompatible coatings and drug delivery systems targets potential commercialization with third-party cardiovascular stents which are already approved for use on specific markets in its bare-metal form, MIVT is also simultaneously developing new generation of cardiovascular stents. These stents are designed as a novel, alternative platform equipped with advanced and unique design features and are destined for commercialization of MIVT proprietary coating and drug eluting technologies independent from third parties. Two stent designs are pursued at the present time:

      a)    advanced metal alloy stent with unique stress-compensating design
      b)    biodegradable composite stent

DRUG-ELUTING STENTS

      a) The Company is expected to enter the drug-eluting stent market with its polymer-free technologies; sub-micron-thick highly porous HAp coating
      b) multilayer polymer-free coating both loaded with a suitable drug, i.e. anti-inflammatory or anti-proliferative. These drug delivery technologies through their exceptional biocompatibility offer significant advantages over competitive products available on the market at the present time and have potential applications in cardiovascular and non-cardiovascular drug/device combination products, including peripheral stents, biodegradable implants, gene therapy, and delivery systems for release of chemotherapeutic agents.

REPORTS TO SECURITY HOLDERS

The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 and we will furnish to our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our electronic filings with the SEC. The address of that site is http://www.sec.gov. Other information may be obtained from our Company website, http://www.mivtherapeutics.com.

OBJECTIVES

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. The Company completed the development of a proprietary coronary stent for use in angioplasty procedures but has since shifted its focus on the development of technologies that would be used to manufacture a range of biocompatible coatings and drug delivery solutions for vascular stents and other implantable medical devices.

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

The worldwide cardiovascular device market is estimated to generate in excess of $10 billion in annual sales and is growing at nearly 10% per year. The leading segments in this market by sales volume are products designed for percutaneous intervention (i.e. medical devices that are inserted through the skin), such as those used in angioplasty procedures to unblock clogged arteries. The Company currently specializes in minimally invasive medical devices for cardiovascular disease, with a focus on coronary stents. The stent market alone is estimated to generate nearly $6.5 billion in worldwide annual sales in 2006 and is anticipated to exceed $7 billion in annual sales by 2007.

Over the next few years, the Company intends to expand its technologies to include several promising drug delivery platforms. Drug delivery is defined as a system or technology that enables the introduction of a therapeutic agent into the body and improves its efficacy by controlling the rate, time or site of release. Commercially, drug delivery provides the ability to develop a new route of administration for an existing drug and can substantially improve the efficacy of a drug, while also reducing its side effects.

The market for new drug delivery systems is now growing faster than the overall pharmaceutical market, increasing the annual sales in the US for products that utilize drug delivery technologies from $15 billion in 2000 to a projected $30 billion by 2007. Drug delivery systems are a strategic tool for expanding markets, as they permit the patenting of generic therapeutics with novel delivery systems as a new formulation, as well as create new and improved treatments for patients.

The segment of the drug delivery market associated with medical devices has developed very recently, driven primarily by the need for improved coronary stents and other implanted medical devices that do not trigger inflammatory responses that may prolong healing process and/or stimulate excessive restenosis, and which do not promote thrombogenicity (blood clotting) at any stage post-implantation. This is the initial target market of the Company and offers the Company an opportunity to enter this rapidly growing sector of the medical marketplace.

THE MARKET

Stents are estimated to be used in approximately 60-80% of angioplasty procedures worldwide. The worldwide coronary stent market currently generates over US$6 billion in revenues and is projected to exceed US$7 billion by 2007. Within the next 3 years, coated and drug-eluting stents are anticipated to comprise 86% of this market. MIV Therapeutics is targeting this large and growing market with its coatings for medical devices.

Rapid introduction of new stent designs and the rapid pace of innovations in the last ten years have resulted in dramatic shifts in market share, but also have opened up tremendous opportunities for entrepreneurial market entrants. The Company believes that the development of effective procedures, devices, and therapies for restenosis is the primary challenge that will shape the industry and define the industry leaders in the next decade.

TARGET MARKET AND MARKETING STRATEGY

The Company intends to secure a firm position in the emerging market for coated and drug-eluting stents and for other implantable medical devices. The Company's proprietary novel coating technologies and drug-delivery systems will provide the opportunity to expand into other sectors of the drug-delivery marketplace.

The following is a summary for each product area and the market opportunity for the products.

HAP NANO-FILM COATING TECHNOLOGY

(HAp) coating. HAp is naturally found in bone and tooth enamel and is rapidly integrated into the human body. Numerous results from clinical tests and surgical practice have shown that in addition to its demonstrated biocompatibility, this new generation of advanced biocompatible coatings is non-toxic and does not induce thrombogenicity, allergic or inflammatory reactions, therefore making it a potentially solid candidate as a coating for coronary stents and other implantable medical devices.

MIVT's HAp coating technologies have demonstrated that they can meet the stringent technical requirements for use on cardiovascular stents. The ultra-thin coating technology has successfully progressed through a comprehensive range of animal and mechanical trials required for CE Mark and FDA approvals in both Europe and the US. These include thrombogenicity (blood clotting), cytotoxicity, and demanding fatigue life testing for its nano-film HAp-coated coronary stent. The results support the expectation that the HAp-coated stent may be considerably safer than currently available stents.

HAP COATINGS DEVELOPMENT PROGRAM

The HAp coating technologies are being developed in collaboration between MIV Therapeutics and the University of British Columbia.

The status of the development program is as follows:

PHASE I (COMPLETED AUGUST 31, 2001). Demonstrated viability of Sol-Gel process to coat thin films of HAp on both wires and stent surfaces. Results also confirmed drug-loading potential of nano-crystalline structure.

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

PHASE V (COMPLETED, NOVEMBER 2004). Developed novel, biocompatible, drug-eluting stent coatings with controlled levels of porosity required for drug delivery purposes over extended periods of time.

PHASE VI (DECEMBER 2004 - ON-GOING) is focused on development of polymer-free drug delivery systems. This joint R&D program is sponsored by the National Research Council-Industrial Research Assistance Program (NRC-IRAP), Canada's premier innovation assistance program for small and medium-sized enterprises
(SMEs).

The overall objective of this program is to develop calcium phosphate ceramic/biopolymer composites suitable for deposition as coatings for cardiovascular stents and other medical devices, in particular:

1.    To define and validate the composite coating characteristics
2. To develop a coating process that will be suitable for volume manufacturing environment
3. To develop a suitable process for incorporation of drugs into the composite coatings.
4. To characterize in-vitro and in-vivo chemical, mechanical and biological properties of the drug-containing composite coatings based on Hydroxyapatite (HAp)
5. To define drug eluting characteristics for the composite coatings; validate the values in-vitro and in-vivo
6. To modify manufacturing processes for optimum performance of the drug-eluting calcium phosphate ceramic / biopolymer composite coatings on cardiovascular stents

In November 2004, MIVT initiated an ambitious in-house research and development program for proprietary composite non-HAp-based drug eluting coatings which resulted in a number of patent applications for intellectual property which are fully-owned (do not require licensing from third parties) by the company. These novel coating technologies are designed for use in conjunction with HAp coating technologies under exclusive license from UBC, and may be also used as self-standing technologies for specific applications in implantable medical devices.

Joint efforts of MIVT and UBC scientists resulted in the successful development of a polymer-free drug eluting system based on microporous HAp. Various configurations of this novel technology are being evaluated in animal trials at the time of writing of this report.

Parallel research of HAp+drug composite coatings is continuing and its first stage is expected to be completed by the end of 2006.

DRUG-ELUTING STENTS

Since patients receiving stents remain at risk for complications, doctors continue to explore more efficient and longer-lasting stenting solutions. One of the more effective methods involves employing stents that carry medicines that can be released once inside the body. These are called drug-eluting stents.

MIVT is at an advanced stage of developing polymer-free biocompatible drug eluting coatings with highly engineerable drug-eluting capabilities to facilitate therapeutics and treatments for efficient, localized drug delivery. Extensive in-vitro evaluations and pre-clinical results support the expectation that the HAp-coated stent may be considerably safer than currently available drug-eluting stents. MIVT is currently conducting a full range of biocompatibility, safety and efficacy tests on these technologies which have the potential to reach human clinical trials in late 2006 or early 2007.

MIVT's porous HAp coatings have capacity to carry adequate quantity of anti-inflammatory or anti-proliferative drugs and a capability to deliver these drugs in a manner which ensures their safe and effective delivery.

MIVT's proprietary polymer-based coating technologies combine mechanical advantages of polymers with enhanced biocompatibility and highly engineerable drug eluting profiles.

MIVT's unique non-polymeric drug eluting coatings for cardiovascular stents and other implantable devices are based on hydrolyzed lipids and metallic salts. These coatings have mechanical and drug eluting characteristics compatible with those offered by polymeric solutions.

In summary, MIVT appears to be in a solid position to enter the lucrative drug-eluting stent market using two simultaneous product development approaches:

1) D4080 passive non-porous ultra-thin coating may be introduced to the market as a self-standing technology (a stent with biocompatible non-eluting coating) or as a biocompatible "undercoating" for stents with polymer-free drug eluting coatings which will ensure long-term biocompatibility of the implanted stents, long after the drug eluting coating is biologically absorbed, and after the drug itself ceased to affect surrounding tissue.

2) Porous HAp coatings and Smart family of alternative polymer-free coatings are at an advanced development stage. Both drug-delivering coating technologies can be loaded with considerable quantity of drugs, including anti-inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs. These technologies have potential applications in cardiovascular and non-cardiovascular drug/device combination products, including peripheral stents, biodegradable implants, gene therapy, and delivery systems for release of chemotherapeutic agents.

MARKET OPPORTUNITY

MIVT's passive HAp nano-film coating technology has been developed to offer an attractive alternative to the bare-metal stent and should provide significant benefit to those who cannot afford drug-eluting stents. Additionally, Microporous ECD (Electro-Chemically Deposited) HAP coating has the capacity to carry sufficient anti-inflammatory or anti-proliferative drugs which can reduce post-procedural trauma.

The Company's HAp stent coating is being developed to treat cardiovascular disease with an emphasis on inhibiting restonosis as well as localized drug delivery to other diseased organs of the body. The multi-layer, porous HAp coating can be loaded with considerable amounts of drugs including anti-inflammatory, immune system depressants or with anti-thrombotic and/or antirestenotic drugs. The proprietary drug-eluting coating technology is natural in composition and has the potential to become the coating of choice for drug delivery systems on medical devices.

Coronary stenting is a key component of interventional cardiology. This is a rapidly growing clinical specialty and one characterized by the ready adoption of new products. The coronary stent market recorded worldwide sales in excess of USD$5 billion in 2005 is estimated to show significant growth from the introduction of drug-eluting stents, with sales exceeding USD$7 billion by 2007.

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

The following is a summary of the companies with the largest current share of the coronary stent market that is also developing coated and/or drug-eluting stents:

JOHNSON & JOHNSON ("J&J")
J&J's Cypher(TM) polymer-coated stent is designed to release the drug Sirolimus to inhibit the cell proliferation that is an underlying cause of restenosis. The company obtained a CE (Conformite Europeenne) mark in Europe in April 2002 for its Cypher(TM) Sirolimus-eluting stent following a 400-patient trial that demonstrated zero restenosis after a one-year follow-up on patients and a low incidence of MACE (Major Adverse Cardiac Events). The Cyber(TM) stent has been tested in nearly 1,600 patients and completed a large 1100-patient SIRIUS trial in the US to provide the data required for FDA marketing approval.

Sirolimus is an antibiotic licensed from Wyeth Pharmaceuticals that is also marketed under the name Rapamune(TM) for prevention of organ rejection after kidney transplantation. Sirolimus was chosen for its "cytostatic" properties, as it inhibits rather than kills the proliferating cells that normally cause restenosis.

J&J currently controls 11% of the bare stent market (annual revenues of approximately $350 million) and by 2006 is projected to hold approximately 40% of the drug-eluting stent market (projected annual revenues of approximately $3.5 billion).

GUIDANT
Guidant has completed a 180-patient ELUTES European clinical trial with impressive results, received a CE mark for the product and initiated marketing in the EU during late 2002. Guidant also anticipates an application to the FDA for marketing approval to be submitted during 2002.

The company has also completed large 1024-patient DELIVER II clinical trial in the US to expand the use of the stent for high-risk and difficult-to-treat patients. Guidant currently has an estimated 33% of the bare stent marketand by 2007 is projected to hold about 18% of the drug coated stent market.

BOSTON SCIENTIFIC
Boston Scientific developed the Taxus(TM) (paclitaxel-coated) Express(TM) stent and has had excellent results in two European clinical trials (61-patient TAXUS and 538-patient TAXUS II). In May 2002 Boston received approval to market the Express(TM) stent in a limited commercial launch. Boston Scientific previously conducted a 30-patient TAXUS III study for expanded use of the stent and has recently completed a global clinical trial and a major 2000-patient TAXUS IV clinical trial in the US.

The Boston Scientific stent was developed by Medinol Inc. (Israel) and the paclitaxel formulation is licensed from Angiotech Pharmaceuticals (Canada). Boston Scientific currently has 17% of the bare stent market and by 2007 is projected to capture about 16% of the drug coated stent market.

MEDTRONIC
Medtronic is developing a number of drug-delivery devices, including coronary stents, using the NeuGene(R) anti-sense compounds licensed from AVI BioPharma. This family of therapeutic agents, known as Resten-NG, are designed to address the underlying genetic mechanism that leads to restenosis. Resten-NG is currently in Phase II human clinical trials.

Medtronic also has a Nitric Oxide coated stent in preclinical development and other anti-restenosis technologies in earlier stage development. While Medtronic is behind the other major stent companies in developing a coated drug stent, they remain a significant company in implanted medical devices, including stents. Medtronic currently has an estimated 29% of the bare stent market, but by 2007 is projected to hold less than 10% of the drug coated stent market.

ABBOTT LABORATORIES

In May 2002, Abbott Laboratories acquired the cardiovascular stent business of Biocompatabiles (UK) for (pound) 165 million (~US$235 million). This company has been developing the BioDIVYSIO biocompatible drug-eluting coronary stents, which are coated with PC (Phosphorylcholine). The BioDIVYSIO stent utilizes the anti-clotting properties of this natural protein to provide biocompatibility. The PC stent also permits drugs to be absorbed into the coating and released slowly after the device has been implanted. Abbott Laboratories' cardiovascular products have received a CE mark in Europe and three models of the BioDIVYSIO stents are in clinical trials in the US.

The above represent the major companies with advanced coronary stent products and indicates the market trend towards development of drug-eluting stents. The growth in interest in novel technologies for drug-eluting stents and biocompatible devices provides further support for the future value of the Company's product development plans and indicates the significant market potential in this sector. With the worldwide revenues for coronary stents projected to increase to approximately US$7 billion by 2007, there is a substantial opportunity for even a smaller company such as MIV Therapeutics, Inc. to penetrate this market if it has leading edge technologies and a strong product development program.

EMPLOYEES

The Company, including its subsidiary Sagax Inc., currently has 17 full-time employees.

In addition, the Company has entered into consulting agreements with four individuals to provide management services to the Company. The Company's Chairman and Chief Executive Officer, Alan P. Lindsay, was hired and has been responsible for the acquisition of the Company's technology, for financing, corporate development and the strategic vision of the company. Dr. Mark Landy, through his holding company, was recently hired as the Company's President with the primary mission of strengthening and accelerating the company's internal procedures as the company continues to move its medical technologies to market as well as to raise MIVT's overall profile within the institutional investor community. Patrick A. McGowan, Executive Vice President and Chief Financial Officer, has been hired to assist the Company with its financing, regulatory filings, administration and business plan. Mr. McGowan's responsibilities also include liaison with attorneys, auditors and financial consultants and the day to day business operations of the Company. Dr. Dov Shimon is the Company's Chief Medical Officer, oversees the Company's pre-clinical trials, and is also President of the Company's subsidiary, SagaX.

ITEM 2.  PROPERTIES

(a) Real Estate None

(b) Property and Equipment $338,786

REAL PROPERTY

The Company owns no real property. It conducts all of its business from its 2,831 square foot leased facility in Herzliya, Israel and its 10,296 square foot leased facility in Vancouver, Canada where it conducts its research and development of coronary stents and stent delivery systems and its in-house manufacturing fully equipped for stent laser cutting, electropolishing and quality assurance and equipped with adequate clean room environment, stent coating, drug loading, final assembling, packaging and warehousing facilities.

These facilities carry potential capability of producing up to 25,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for research and development and for limited manufacturing for clinical trial purposes, and can be employed for first commercial production at such time, if ever, as the Company successfully acquires product certification and permits allowing for the sale of the MIVI stent on target markets. The leases on the manufacturing facilities in Canada and Israel extend through December 2010 and November 2006, respectively, at an aggregate cost of $10,880 per month.

INTELLECTUAL PROPERTY AND INTANGIBLES

PATENTS

The Company has acquired patent rights and filed a number of patent applications in various international jurisdictions for its stents. These patent applications include claims for the unique coating technologies and/or related manufacturing processes. Under the exclusive license agreement with UBC, MIVT has the worldwide rights to the technologies covered by these patents, including the rights to manufacture and market products using these technologies.


PATENTS AND PATENT APPLICATIONS DEVELOPED AND OWNED BY MIVT:

      |X|   "Expandable Stent and Method of Manufacturing the Same"
      |X|   "Endovascular Device for Entrapment of Particulate Matter and Method
            of Use"
      |X|   "Method of Modifying a Metal Substrate to Improve Surface Coverage
            of a Coating"
      |X|   "Multilayer Drug Delivery System and Method of Manufacturing the
            Same"
      |X|   "Thin Drug Delivery Nano-Foam and Method of Manufacturing the Same"
      |X|   "Compositions of Drug Delivery Nanocapsule and Manufacturing the
            Same"

1. Expandable Stent and Method for Manufacturing the Same
Inventor(s): Zhi-Yong Ma (patent acquired 100% by - MIV Therapeutics Inc.)

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

Status: Taiwan Patent #125740 and various stages of patent applications in India, Indonesia, Japan and Korea - 100% owned by MIVT.

2. Endovascular Device for Entrapment of Particulate Matter and Method of Use Inventor(s): Dov V. Shimon (patent acquired 100% by MIV Therapeutics Inc.)

Abstract / Non-confidential Description:
A device and method for protecting a blood vessel, and hence bodily tissues, against damage caused by particulate such as an embolus. The device may be a stent, for insertion in a large artery such as the ascending aorta, and may be combined with a filter. In one embodiment, the device includes an outer wire frame rather than a stent. The stent may be made of at least one layer of mesh, which is typically attached or mounted to the arterial wall. Typically only part of the stent is attached (for example at a reinforcing ring structure). Typically the size of the apertures of the mesh at the top portion of the stent is smaller than the bottom portion of the stent. The device and method are particularly useful in preventing blockages of flow to the brain.

Status: US Patent Application #10/310,149 and PCT Patent Application #PCT/IL02/00984 - 100% owned by MIVT.

3. Method of Modifying a Metal Substrate to Improve Surface Coverage of a Coating Inventor(s): Mao-Jung Maurice Lien, Doug Smith, Arc Rajtar - MIV Therapeutics Inc.

Abstract / Non-confidential Description:
Low temperature oxidation surface modification methodology on Stainless Steel and Cobalt Chromium Steel substrates for Hydroxyapatite aerosol coating on medical device and implant application. The discovery that low temperature oxidation of metallic substrates obtained at low temperature has resulted in improvement of coating coverage demonstrated by significant increase of coated area and reduced contact angle of coating deposited on preheated substrates which developed thin layer of oxidation.

Status: Patent Application PCT/CA2004/001585, phase II of review - 100% owned by MIVT

4. Multi-Layer Drug Delivery Device and Method of Manufacturing the Same Inventor(s): Maurice Lien, Doug Smith, and Dean-Mo Liu - MIV Therapeutics Inc.

Abstract/Non-confidential Description;
A non-polymeric drug-carrying composition and a new process of multi-layer coating for controlled delivery of the drug for implantable medical devices. The proprietary drug-eluting composite coating can be applied at ambient environment, to meet various therapeutic requirements. The drug-eluting composite may have multiple layers containing one or more drugs and, where proved beneficial, may be deposited on "passive" coating applied to the substrate (surface of the substrate may be modified or "as is") for added biocompatibility. The multi-layer coating may be encapsulated in the thin shell of biodegradable polymer for added durability and when controlled delay of the drug release process is required.

Status: Provisional Application Lodged. Applied for PCT and US Patent

5. Thin Drug Delivery Nano-Foam and Method of Manufacturing the Same Inventor(s): Maurice Lien, Doug Smith, and Dean-Mo Liu - MIV Therapeutics Inc.

Abstract/Non-confidential Description;
A novel method of coating for controlled delivery of the drug for implantable medical devices where drug can be delivered in a number of controlled drug release profiles according to the synthetic parameters. The method is based on synthesis process that results on increased drug loading capacity and improved drug encapsulation efficiency and capacity, which can be achieved via processes performed at ambient temperature. The coating method allows implantable medical devices made of different materials to have controlled drug delivery capability.

Status: Applied for PCT and US Patent

6. Compositions of Drug Delivery Nanocapsule and Manufacturing of the Same Inventor(s): Maurice Lien, Doug Smith, Dean-Mo Liu, Arc Rajtar - MIV Therapeutics Inc.

Abstract/Non-confidential Description;
Novel drug-carrying / drug-eluting compositions and a method to manufacturing by means of self-assembly of said compositions into drug delivery nanodevice are developed. The compositions provide a significant capability in both solubility and bioavailability of drugs, particularly for hydrophobic (water-insoluble) drugs, such as most of anti-tumor agents and hence, increase resulting therapeutic efficacy. The said nanodevice can be used "as is" for specific drug delivery purposes with a controllable and programmable release profile (easy to tune according to specific clinical needs) or combined with other medical devices like orthopedics, by, for instance, particulate coating to enhance therapeutical performance of the medical devices. The nanodevice can be adopted to a broad range drug administration techniques such as injection, oral, patches, etc.." Status: Applied for PCT and US Patent

PATENTS OWNED BY UNIVERSITY OF BRITISH COLUMBIA (UBC) AND LICENSED EXCLUSIVELY TO MIVT

      |X|   "Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of
            Making the Same"
      |X|   "Biofunctional Hydroxyapatite Coatings and Microspheres for In-Situ
            Drug Encapsulation"
      |X|   "Calcium Phosphate Coated Implantable Medical Devices and Method of
            Making the Same"
      |X|   "BioPolymer - BioCeramic Composite Coatings and Process of Making
            the Same"
      |X|   "Calcium Phosphate Coatings for Coronary Stents by Electro-Chemical
            Deposition"
      |X|   "Process for In-Situ Synthesis of Organo-Ceramic Composites"
      |X|   "Calcium Phosphate Coatings for Coronary Stents by Electro-Phoretic
            Deposition"

1. Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making the Same Inventor(s): T.Troczynski, Dean-Mo Liu - UBC/MTRL

Abstract / Non-confidential Description:
Low-Temperature Sol-Gel Synthesis of Hydroxyapatite Ceramics for Biomedical Applications. This invention relates to novel sol-gel calcium phosphate, in particular, hydroxyapatite, ceramic coatings and processes of making same at low temperature. Such coatings are useful, inter alia, for dental implants and other bone-metal contact appliances.

Status: US 6,426,114 (also Canadian application # 2,345,552)

2. Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation Inventor(s): T. Troczynski, Dean-Mo Liu, Quanzu Yang - UBC/MTRL

Abstract / Non-confidential Description:
This invention relates to novel room-temperature process for obtaining calcium phosphate, in particular hydroxyapatite, microspheres and coatings with encapsulated drugs, proteins, genes, DNA for therapeutical use. The coatings and microspheres are designed to perform a defined biological function related to drug delivery, such as gene therapy through gene delivery. A novel method for encapsulation and subsequent controlled release of therapeutically active agents from such biofunctional coatings and microspheres is disclosed. Such coatings and microspheres are useful for side effects - free, long-term, targeted, controlled release and delivery of drugs, proteins, DNA, and other therapeutic agents.

Status: US Patent No. 6,730,324, PCT Patent Application No. WO 02/085330, which has been converted to pending regional applications in Canada (Patent No. 2,444,561), Europe (Serial No. 02721913.8, Italy, France , Germany, United Kingdom, Ireland, and The Netherlands elected), Australia (Serial No. 2002225889-request for examination deadline 13 Oct. 2005 ), Brazil (Serial No. PI 0209040-6), China (Serial No. 02811285.7), India (Serial No. 1357/KONP/2003),
Israel (Serial No. 158474), Japan (Serial No. 2002-582904), and South Africa (Serial No. 2003/8332).

3. Calcium Phosphate Coated Implantable Medical Devices and Method of Making the Same Inventor(s): T. Troczynski, Dorna Hakimi, Buhsung Hyun, Mehrdad Keshmiri, Manus Pui Hung Tsui, Quanzu Yang - UBC/MTRL
Mao-Jung Maurice Lien, Arc Rajtar, Douglas Smith - MIVI Therapeutics Inc.

Abstract / Non-confidential Description:
This invention relates to novel calcium phosphate-coated implantable medical devices and processes of making same. These calcium-phosphate coatings are designed to minimize the immune response to the implant (e.g. restenosis in stenting procedures) and can be used to store and release a medicinally active agent in a controlled manner. Such coatings can be applied to any implantable medical devices and are useful for a number of medical procedures including (but not limited to) balloon angioplasty in cardiovascular stenting, ureteral stenting and catheterisation.

Status: PCT #03747764.3 (serial # 03 747 764.3-2107) and US patent application filed 12 Sept. 2003, open 25 March 2004, publication No. WO 2004/024201.

4. BioPolymer - BioCeramic Composite Coatings and Process of Making the Same Inventor(s): Quanzu Yang and T. Troczynski - UBC/MTRL

Abstract / Non-confidential Description:
A new process for making coatings of Bio-Polymer/BioCeramic Matrix Composite Coatings (PCMC) for biomedical applications. The new PCMC composite coatings can be used as drug delivery vehicle for control release bioactive agents of implantable biomedical devices.

Status: Draft of Full US Patent Application submitted to UBC and MIVT

5. Calcium Phosphate Coatings for Coronary Stents by Electrochemical Deposition Inventor(s): Manus Tsui and T. Troczynski - UBC/MTRL

Abstract / Non-confidential Description:
A new process for electrochemical deposition of reliable hydroxyapatite coatings on medical devices is disclosed, including special preparation of metallic surface of the stent such that high level of adhesion is achieved. As a result, the coating survived simulated stent implantation procedure without separation or other visible damage. The resulting porous hydroxyapatite coatings can be used for variety of medical devices where coating reliability is critical. Further improvement of the functional properties and reliability of these coatings can be achieved through impregnation with polymers, or polymers containing drugs, for long-term controlled release.

Status: Draft of Full US Patent Application submitted to UBC and MIVT

6. Process for In-Situ Synthesis of Organo-Ceramic Composites Inventor(s): Dorna Hakimi, D. Liu and T. Troczynski - UBC/MTRL; D. Gates - UBC/Chemistry

Abstract / Non-confidential Description:
A new processing technique for hydroxyapatite-polymer nanocomposites in which the hydroxyapatite particles are homogeneously distributed within the polymer matrix. Demonstrated also for drug (paclitaxal)-HAp composite for controlled drug delivery.

Status: Draft of Provisional US Patent Application submitted to UBC and MIVT. Requested that this application should be converted to US Patent Application ASAP.

7. Calcium Phosphate Coatings for Coronary Stents by Electrophoretic Deposition Inventor(s): Mehrdad Keshmiri and T. Troczynski - UBC/MTRL

Abstract / Non-confidential Description:
A new method of processing uniform microporous coating of hydroxyapatite (HAp) on cardiovascular stents, through electrophoretic deposition (EPD), is disclosed. The unique method of preparation of the coating slurry, and preparation of the substrate before EPD coating deposition, allows achieving optimum coating thickness and coverage uniformity, and maximum coating adhesion. This, in turn, allows the coatings to survive without damage the stent implantation and expansion.

Status: Draft of Provisional US Patent Application submitted to UBC and MIVT

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

ITEM 3.  LEGAL PROCEEDINGS

JOHN MA

On November 18, 2002, John Ma, a former consultant with the Company's majority-owned subsidiary, M-I Vascular Innovations, Inc. ("Vascular") filed a Writ and Statement of Claim in the Supreme Court of British Columbia against the Company, its Chief Executive Officer and President, Alan P. Lindsay, and against Vascular, seeking specific performance of a settlement agreement to receive 3,192,399 shares of the Company in exchange for 3,192,399 shares in Vascular, or alternatively, damages.

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

In a Counterclaim filed on April 14, 2003 in the Supreme Court of British Columbia, the Company and Vascular continue to dispute Mr. Ma's entitlement to the 3,192,399 Vascular common shares (the "Shares"), alleging the Shares were part of a specific purpose trust, and that Mr. Ma breached certain contractual obligations and fiduciary duties he owed. The Company and Vascular seek the following:

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

On September 22, 2004, the British Columbia Court of Appeal dismissed with costs two appeals of MIV Therapeutics, Inc. (the "Company") seeking to set aside the Order of the Honourable Mr. Justice Lowry pronounced on May 20, 2003 whereby the British Columbia Supreme Court ordered the Company and its majority owned subsidiary M-I Vascular Innovations, Inc. ("Vascular") to take all necessary steps to exchange 3,192,399 shares of Vascular owned by John Ma for 3,192,399 shares of the Company.

On December 29, 2004, the Company issued 3,192,399 common shares to exchange for Mr. Ma's 3,192,399 common shares of M-I Vascular Innovations, Inc. The share exchange took place on January 14, 2005.

As of May 31, 2006, the Company continues to dispute John Ma's entitlement to the shares by counterclaim in the British Columbia Supreme Court, and the Company is suing Mr. Ma for damages for fraudulent misrepresentation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2006, the Company held its annual meeting of stockholders. All proposals submitted for stockholder vote were approved. The voting results were as follows:

APPROVAL OF AN AMENDMENT TO THE COMPANY'S ARTICLES OF INCORPORATION INCREASING THE AUTHORIZED CAPITAL STOCK OF THE COMPANY.

        Votes For               Votes Against           Votes Abstained

        36,932,413              806,696                 460,191

The Company's record date was November 21, 2005. As of the record date, 66,464,653 shares were eligible to vote at the Company's Annual General Meeting.

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

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2006 and 2005 as follows:

                                       Price Range of
                                       Common Stock

Quarter Ended                       High             Low
------------------                 ------           ------
August 31, 2004                     0.52             0.18
November 30, 2004                   0.35             0.21
February 28, 2005                   0.30             0.19
May 31, 2005                        0.63             0.30

August 31, 2005                     1.75             0.48
November 30, 2005                   1.74             0.97
February 28, 2005                   1.45             0.66
May 31, 2006                        1.10             0.60

(b) As of July 7, 2006, the Company had approximately 71,002,489 shares issued including 2,500,000 Reg S shares in trust to support a potential Reg S financing. In addition, the Company has warrants outstanding to purchase 20,182,014 shares and options outstanding to purchase 16,385,000 shares. The transfer agent for the Company is Interwest Transfer Company at P.O. Box 17136, Salt Lake City, Utah 84117, U.S.A.

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

MIVT intends to enter the lucrative drug-eluting stent market with:

(1) Passive nano-film HAp coating; and

(2) Multi-layer porous HAp coating, which is in an advanced development stage and can be loaded with a considerable quantity of drugs, including anti-inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs; and

(3) Composite, polymer-free drug eluting coatings, which can use variety of drugs in a biodegradable single-drug or multiple-drug configuration that offers unique drug-eluting characteristics. Composite coating technologies may combine advantages of HAp passive coatings with those of biodegradable polymers, for improved biocompatibility, and enhanced mechanical and drug eluting characteristics; and

(4) Multi-layer closed-cell composite drug eluting coating, which can carry variety of drugs in single-drug or multiple-drug configurations of encapsulated nano-chambers that can provide more effective and gradual drug release, allow for flexible engineering of "personalized" drug eluting characteristics within a broad range of parameters, and are expected to elude drugs over an extended period of time with improved efficiency and safety.

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

ACQUISITION OF SAGAX, INC.

On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel from a third party. SagaX is in the business of developing a neuro-vascular embolic stent filter medical device through its subsidiary in Israel, which will complement the Company's current research activities. SagaX has a registered patent entitled Endovascular Device for Entrapment of Particulate and Method for Use. The technology patented is still in the research stage. As at the date of acquisition, SagaX did not have any other assets or activities prior to acquisition, thus no pro-forma statement of operations has been prepared.

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

As at May 31, 2005, the 2,000,000 common shares have been issued for a fair value of $940,000 and $80,000 has been paid for the vendor's debt. The balance of $65,000 of the vendor's debt was recorded as common stock issuable and was subsequently issued in June 2005.

In accordance with FIN 4: "Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method", all acquisition costs of $1,085,000 have been recorded as Purchased in-process Research and Development and expensed in the statement of operations.

As at May 31, 2006, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been accomplished.

TERMINATION OF ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

On March 1, 2005, the Company entered into a share acquisition letter of intent with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India to purchase 100% of the issued and outstanding shares of SMT. The proposed acquisition of SMT was terminated by mutual agreement in January 2006.

During the year ended May 31, 2006, project acquisition costs of $85,102 which represented direct costs incurred and capitalized in the proposed acquisition were charged to general and administrative expenses as a result of the termination.

PRODUCT DEVELOPMENT

Major product development programs pursued by the Company at the present time and/or scheduled for development in the foreseeable future are listed below:

SMART-1 DES

A Multi-Layer Drug Delivery Device, the device includes at least one first layer of drug formulation and one second layer of topcoat to regulate the first drug layer releasing. A non-polymeric drug-carrying composition and a new process of multi-layer coating for controlled delivery of the drug for implantable medical devices. The proprietary drug-eluting composite coating can be applied at ambient environment. The coating may be encapsulated in the thin shell of biodegradable polymer for added durability and when controlled delay of the drug release process is required.

SMART-2 DES

A drug delivery device that includes at least one layer of drug-containing emulsified foam that comprises a plurality of discrete closed-cell capsules each having an outer polymeric shell and an inner core containing drug. A novel method of coating for controlled delivery of the drug for implantable medical devices where drug can be delivered in a number of controlled drug release profiles according to the synthetic parameters. The method is based on synthesis process that results in increased drug loading capacity and improved drug encapsulation efficiency and capacity, which can be achieved via processes performed at ambient temperature.

SMART-3 DES

A drug delivery micro device comprising a plurality of nanocapsules assembled together. The nanocapsule can be administrated via a number of methods such as injection, oral, and inhalation for drug delivery purpose with enhanced bioavailability, and can be used to carry and deliver drugs or any therapeutic active agents, especially for those poorly water-soluble or water-insoluble drugs.

Drug-carrying compositions self-assembly into drug delivery nanodevices that provide a significant capability in both solubility and bioavailability of drugs, particularly for hydrophobic (water-insoluble) drugs, such as most of anti-tumor agents and others.

SMART-4 DES

Smart-4 is a non-polymeric, lipid-based composite drug delivery system formulated specifically for controlled drug release at target location. The key elements of this composition combine water-soluble and a water-insoluble organic solvents, at least one therapeutic agent and at least one lipid. The compositional ratios of solvents regulate the rate of release of the therapeutic agent from the composition. Smart-4 coating is totally polymer-free and can be formulated as a suspension, nano-particle or micro-particle, paste or a thin film coating which may be applied to a broad range of implantable medical devices. MIVT intellectual property includes also a proprietary method of formulating a composition comprising a therapeutic agent(s), solvents and lipid(s) that form a solid, thin external membrane at ambient temperature. As the outer layers of lipid biodegrade this membrane renews itself continuously thereby regulating the release of the therapeutic agent at the target location.

BUSINESS EXPANSION

EQUIPMENT

Major equipment purchases planned for 2006 and 2007 include coating chambers for use for cardiovascular and orthopaedic applications, specialized laboratory equipment with focus on drug application and analysis of drug eluting profiles.

PERSONNEL

The addition of the following new R&D personnel is tentatively planned for 2006:

1.    Senior Research Scientist, Drug Research and Application;
2.    Regulatory Affairs, Animal and Clinical Trials Specialist;
3.    Quality and Safety Specialist;
4.    R&D Technologist; and
5.    Production Operator.

The addition of the following new R&D personnel is tentatively planned for 2007:

1.    Research Scientist, Drug Research and Application;
2.    Research Scientist, Drug Delivery Technologies;
3.    R&D Scientist.

FACILITY

To accommodate growth in personnel and research programs the Company plans to lease and equip another section of its manufacturing facility in late 2006 or early 2007.

INTELLECTUAL PROPERTY

The Company has eight (8) patent applications which are at various stages of processing by The Patent Office at the present time. Three of these patents are under exclusive license from UBC and five belong 100% to MIVT.

A.  Patents 100% owned by MIVT

1. Expandable Stent and Method for Manufacturing the Same Patent #125740

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

B. Patents owned by University of British Columbia (UBC) and licensed exclusively to MIVT

1. Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making the Same US Patent 6,426,114, Canadian Patent Application # 2,345,552

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

Inventor(s): T. Troczynski, Dean-Mo Liu, Quanzu Yang - UBC/MTRL

Abstract / Non-confidential Description:
This invention relates to novel room-temperature process for obtaining calcium phosphate, in particular hydroxyapatite, microspheres and coatings with encapsulated drugs, proteins, genes, DNA for therapeutical use. The coatings and microspheres are designed to perform a defined biological function related to drug delivery, such as gene therapy through gene delivery. A novel method for encapsulation and subsequent controlled release of therapeutically active agents from such biofunctional coatings and microspheres is disclosed. Such coatings and microspheres are useful for side effects - free, long-term, targeted, controlled release and delivery of drugs, proteins, DNA, and other therapeutic agents.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the year ended May 31, 2006, the Company posted a loss from operations of $9.2 million, compared to an operating loss of $6.6 million for the year ended May 31, 2005.

The working capital increased to $1,521,384 as of May 31, 2006 from a working capital deficit of $478,359 as of May 31, 2005. The increase in the working capital is due primarily to substantially more cash generated by the exercise of warrants as well as the completion of a private placement during the year.

The Company's main focus during the year ended May 31, 2006 was the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. The Company completed the transfer of technology from UBC to its company-owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $5,149,369 during the year ended May 31, 2006, compared to $2,619,524 for the year ended May 31, 2005. The majority of the overall increase is attributable to the amortization of warrants granted for public relations, financing and corporate development, the significant increase in press releases, and increased operating expenses resulting from our advanced testing. Legal and audit expenses increased primarily as a result of the proposed acquisition of SMT.

The following table compares the General and Administrative expenses for the years ended May 31, 2006 and 2005:

---------------------------- ------------ ------------ ------------ ------------
                                 2006         2005       INCREASE/  % INCREASE/
                                                        (DECREASE)   (DECREASE)
---------------------------- ------------ ------------ ------------ ------------
Legal                        $   426,776  $   195,379  $   231,397       118%
---------------------------- ------------ ------------ ------------ ------------
Public Relations, Financing
and Corporate Development      2,657,383      935,337    1,722,046       184%
---------------------------- ------------ ------------ ------------ ------------
Management Fees                  524,113      261,883      262,230       100%
---------------------------- ------------ ------------ ------------ ------------
Consulting                       443,559      692,690     (249,131)      (36%)
---------------------------- ------------ ------------ ------------ ------------
Audit                            281,620       51,110      230,510       451%
---------------------------- ------------ ------------ ------------ ------------
Operating Expenses               815,918      483,125      332,793        69%
---------------------------- ------------ ------------ ------------ ------------
Total                        $ 5,149,369  $ 2,619,524  $ 2,529,845        97%
---------------------------- ------------ ------------ ------------ ------------

RESEARCH & DEVELOPMENT EXPENSES

Research and development costs increased during the year ended May 31, 2006 to $2,702,651 compared to $1,523,166 for the year ended May 31, 2005. The increase in 2006 resulted primarily from the Company's advanced research and development in its coating technology which included animal trials performed during the year, expansion of its technology portfolio and the addition of several R&D people. In addition, quarterly payments were being made for the collaborative research agreement which started in the middle of the last fiscal year and continued for the whole of the current fiscal year.

DEPRECIATION EXPENSE

Depreciation expenses decreased to $143,754 during the year ended May 31, 2006 compared to $176,453 for the year ended May 31, 2005. This decrease is due to several laboratory equipment items becoming fully depreciated during the year.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered significant recurring losses from operations since inception but has a working capital surplus of $1,521,384 (current assets less current liabilities).

FINANCING

The Company's capital requirements have been and will continue to be significant. As of May 31, 2006, the Company had a working capital surplus of $1,521,384.

Cash flow from financing activities increased to $6,094,602 for the year ended May 31, 2006, as compared to $1,639,703 for the year ended May 31, 2005.

The increase in cash provided by financing activities was a result of a completed private placement during the year as well as the exercise of warrants which allowed the Company to be able to continue its research and development and marketing activities during the current fiscal year.

WARRANTS

The following table summarizes information about the warrants issued by the
Company:

                                                                 WEIGHTED
                                                NUMBER OF        AVERAGE
                                                UNDERLYING       EXERCISE
                                                  SHARES          PRICE
                                               ------------     ----------
        Balance, May 31, 2004                    9,386,449      $    0.60

        Issued - private placement               1,851,500           0.25
        Issued - finder's fee                       10,000           0.75
        Issued - services rendered               5,270,000           0.32
        Exercised                               (2,310,710)          0.26
        Cancelled/Expired                       (7,043,220)          0.65
                                               ------------     ----------
        Balance, May 31, 2005 - Regular          7,164,019           0.45
        Balance, May 31, 2005 - Series A         3,374,999           0.66
        Balance, May 31, 2005 - Series C           674,997           0.66
                                               ------------     ----------
        Balance, May 31, 2005                   11,214,015           0.53

        Regular:
            Issued - services rendered           5,050,000           0.43
            Issued - private placement              95,238           1.55
            Issued - finder's fee                    9,524           1.55
            Exercised                           (1,599,290)          0.40
            Expired                             (   30,000)          0.30

        Series A:
            Issued - private placement           3,842,498           0.65
            Issued - finder's fee                   62,500           0.65
            Exercised                           (1,921,777)          0.66

        Series B:
            Issued - private placement           3,842,498           0.70
            Issued - finder's fee                   62,500           0.70

        Series C:
            Exercised                             (445,692)          0.66
                                               ------------     ----------
         Balance, May 31, 2006 - Regular        10,689,491           0.46
         Balance, May 31, 2006 - Series A        5,358,220           0.65
         Balance, May 31, 2006 - Series B        3,904,998           0.70
         Balance, May 31, 2006 - Series C          229,305           0.66
                                               ------------     ----------
         Balance, May 31, 2006                  20,182,014      $    0.55
                                               ============     ==========

During the year ended May 31, 2005, the Company issued 5,270,000 warrants with exercise prices ranging from $0.24 to $0.45 per share, to various consultants for services rendered to the Company. These warrants had an estimated fair value of $917,168 using the Black-Scholes option pricing model.

During the year ended May 31, 2006, the Company issued 4,150,000 warrants for consulting services and 900,000 for research and development rendered to the Company. The warrants issued for consulting services have an exercise price ranging from $0.50 to $0.85 per share and the warrants issued for research and development services have an exercise price of $0.01. These warrants had an estimated fair value of $2,067,663, using the Black-Scholes option pricing model.

During the year ended May 31, 2006, the board of directors approved an extension to the expiry date of the following outstanding warrants:

        NUMBER OF WARRANTS      FROM                    TO
        ------------------      ----                    --

        366,800                 April 30, 2006          July 31, 2006

        71,429                  March 8, 2006           September 8, 2006

        1,000,000               November 5, 2005        November 5, 2006

        500,000                 October 24, 2005        October 24, 2006

        75,000                  September 2, 2005       September 2, 2006

As a result of the extended expiry dates of the above warrants, the Company incurred approximately $149,000 and $46,000 of public relations expense and finance fees, respectively.

STOCK-BASED COMPENSATION

The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed seven years from the date of grant. Stock options granted generally vest over a period of two years.

During the year ended May 31, 2005, the company granted an aggregate of 3,900,000 stock options. 2,200,000 of these options were to employees and/or directors of the Company and the remaining 1,700,000 were to consultants. Each option entitles the option holder to acquire one share of the Company's common stock at a price between $0.20 and $0.40 per share, vesting immediately or at a specified time and expires five years from the date of grant or term of agreement.

During the year ended May 31, 2006, the Company granted an aggregate of 11,185,000 stock options to employees/directors of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.20 to $1.10 per share, being vested immediately or at a specified time and expires until seven years from date of grant or term of agreement.

The Company had the following stock option activity during the years ended May 31, 2006 and 2005:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                 NUMBER OF       EXERCISE
                                                  OPTIONS         PRICE
                                               ------------     ----------

Balance outstanding, May 31, 2004                4,255,000      $    0.47

Options granted                                  3,900,000           0.28
Options exercised                                  (75,000)          0.30
Options expired                                   (300,000)          1.00
                                               ------------     ----------

Balance outstanding, May 31, 2005                7,780,000           0.35

Options granted                                 11,185,000           0.50
Options exercised                                 (760,000)          0.22
Options expired                                 (1,820,000)          0.27
                                               ------------     ----------
Balance outstanding, May 31, 2006               16,385,000      $    0.46
                                               ============     ==========

CASH POSITION

At May 31, 2006, the Company had cash and cash equivalents of $1,573,822 compared to a cash position of $492,709 at May 31, 2005. The increase in the Company's cash position is due primarily to financing activities during the year. The working capital increased to a surplus of $1,521,384 at May 31, 2006 from a deficiency of $478,359 as of May 31, 2005.

The company intends to continue to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

ACCOUNTS PAYABLE

Accounts payable decreased in the year ended May 31, 2006 to $185,624 compared to $307,369 at May 31, 2005.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDING

To date, the Company has invested approximately US$8 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue effectively the Company's R & D program and marketing efforts aiming at successful commercialization of its HAp coating technologies, the Company will require approximately US$11 million in the coming year. The funds will be used for clinical trials of the Company and animal trials of Sagax Inc. as well as for the acquisition of additional manufacturing/R&D equipments and the hiring of additional people to complement its current R&D team. These funds could be provided through any combination of the exercise of existing warrants and/or through subsequent rounds of financing.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK.

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You may lose all or part of your investment due to any of these risks. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE WE ARE CURRENTLY A DEVELOPMENT STAGE COMPANY, WE HAVE NO PRODUCTS AVAILABLE FOR SALE OR USE AND MAY LACK THE FINANCIAL RESOURCES NEEDED TO BRING PRODUCTS TO MARKET.

The Company is in the development stage and currently has no products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products. Thus, the Company's long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the coating technology resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals and, even if obtained, there can be no assurance that any product approval would lead to the successful commercialization of the product approved.

Furthermore, the Company does not expect to begin the regulatory approval process in the United States for at least the next three years and, prior to this, will only pursue approval and marketing of its products in the countries recognizing the CE Mark; such as most European and Asian countries.

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

Since inception, the Company has suffered recurring losses, totaling $31,972,121 as of May 31, 2006. The Company has funded its operations through the issuance of common stock and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

Our Company currently has twelve full time employees and only four full-time officers and directors. We have entered into consulting agreements with two individuals, who are also directors, to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs.

Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the stent or medical products' industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the Company will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN BASED ON OUR PAST OPERATING LOSSES AND PREDICTED FUTURE OPERATING LOSSES.

Our auditor has issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured or sufficient revenues to support its operations be generated.

There are no assurances that the company will be successful in achieving these goals.

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our research and development plans will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

OUR ACQUISITIONS MAY NOT BE SUCCESSFUL.

As part of our growth strategy, we intend to acquire additional companies and assets. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive companies and assets. Even if we are successful in acquiring additional companies and assets, some of the companies and assets may not produce revenues at anticipated levels or within specified time periods. There is no assurance that we will be able to successfully integrate acquired companies and assets, which could result in substantial costs and delays or other operational, technical or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, investors may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus who are not residents of the United States.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 7.  FINANCIAL STATEMENTS

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-65.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, was engaged as principal independent registered public accountants for the Company effective June 6, 2006 and until they choose to resign or the Company chooses to dismiss them.

Ernst & Young LLP audited the Company's financial statements as of and for the year ended May 31, 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of May 31, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

ITEM 8B. OTHER INFORMATION

Subsequent to the year ended May 31, 2006, on July 10, 2006, the Company completed a non-brokered private placement of an aggregate of 620,000 units at the price of $0.50 per unit. Each unit is comprised of one common share together with one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.75 per share for a period which is the earlier of (i) 18 months from July 10, 2006 or (ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 31, 2006. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

NAME                    AGE     TITLE                                    TERM

Alan P. Lindsay         55      Chairman of the Board of Directors       Annual
                                 Chief Executive Officer

Mark Landy (1)          38      President                                Annual

Patrick A. McGowan      65      Executive Vice President, CFO,
                                 Secretary, Director                     Annual

Dr. Dov Shimon          56      Director, Chief Medical Officer          Annual
                                 CEO (Sagax Inc.)

Dr. Daniel Savard       54      Director                                 Annual

Dr. Tom Troczynski      51      Vice President of Coatings               N/A

Arc Rajtar              57      Chief Technology Officer for             N/A
                                 MIVI Technologies, Inc.

(1) Mark Landy was appointed Director on June 1, 2006.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay         100%    Dr. Daniel Savard                         10%
Mark Landy              100%    Dr. Tom Troczynski                        35%
Patrick A. McGowan      100%    Arc Rajtar                               100%
Dr. Dov Shimon          100%

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

ALAN P. LINDSAY, CHAIRMAN AND CEO, AGE 55

Mr. Lindsay has been MIVT's Chairman and CEO since October 2001. He has extensive experience in building companies and taking them public on recognized stock exchanges. Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining, a base metals exploration company, he co-founded and took public on the Toronto and American Stock Exchanges. Mr. Lindsay served as Azco's CEO and President from 1991-1994, its Chairman and CEO from 1994-1997, and its President, Chairman and CEO from 1997-2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994.

Mr. Lindsay was also Chairman of the Board of GeneMax Pharmaceuticals Inc., a company he co-founded 1999 and assisted with its financing. Mr. Lindsay resigned as Chairman prior to the company going public and as director shortly afterward. In 2002 the Company was taken public through a reverse take over and was listed on the OTCBB under the name GeneMax Corp. It currently trades under the stock symbol GMXX. GeneMax Corp., through GeneMax Pharmaceuticals, is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Prior to becoming an entrepreneur, Mr. Lindsay was responsible for building a significant business and marketing organization in Vancouver, BC for Manulife Financial, a major international financial services corporation.

Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

MARK LANDY, PRESIDENT, DIRECTOR, AGE 38

Mark Landy is an accomplished medical device analyst with nine years of sell-side, buy-side and capital venture experience.

Since 2004, Mr. Landy has been a Senior Research Analyst with Susquehanna Financial Group in Atlanta, Georgia. He established the Company's Medical Supplies and Device Research group and was ranked as the Firm's top healthcare analyst by institutional clients in 2005 and 2004.

From 2001 to 2004, Mr. Landy was a Director and Senior Research Analyst (Medical Devices) with Leerink Swann & Company in Boston.

Mr. Landy obtained a Bachelor of Business Administration from the University of Pennsylvania Wharton School of Business in 1996, and a Doctor of Dental Surgery from the University of Witwatersrand in Johannesburg, South Africa, in 1991. He has been the President of MIV Therapeutics, Inc. since April 4, 2006, and a Director since June 1, 2006.

Mr. Landy has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

PATRICK A. MCGOWAN, EXECUTIVE VP, CHIEF FINANCIAL OFFICER, SECRETARY, DIRECTOR, AGE 65

Mr. McGowan has been MIVT's Chief Financial Officer and Executive Vice President since October 29, 2001 and Director since May 16, 2002. Mr. McGowan has had senior management position in major international Companies such as McNeil Laboratories (subsidiary of Johnson & Johnson) and The Flecto Company in San Francisco, California. From November 1, 2001 to the present, he has assumed the responsibility for the timely submission of regulatory filings and the overall financial reporting, negotiations with attorneys, auditors and financial institutions, the day to day business operations of the Company and participation in determining the Company's objectives, directions and strategies. From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc., an oil exploration company with overall General Management responsibilities including all legal matters administration, accounting, contract negotiations, banking, investor relations and regulatory filings. American Petro-Hunter is currently listed on the OTCBB under the stock symbol AAPH.

Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963.

Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DOV SHIMON, DIRECTOR, CHIEF MEDICAL OFFICER, CEO - SAGAX INC., AGE 56

Dr. Dov Shimon is a renowned cardiac and thoracic surgeon. He graduated with honors from Hadassah Hebrew University Medical School in 1977, and trained from 1978-1984 as a surgeon and cardiothoracic surgeon at Hadassah University Hospital in Israel. From 1984-1986 he was the chief resident, in cardiovascular surgery at the University of Toronto, Canada, and in 1986 he became the heart transplantation fellow at the Medical College of Virginia in Richmond, Virginia. He was appointed as senior Cardiothoracic Surgeon at Hadassah in 1987 and tenured in 1989. He was head of the Israel Transplant Program from 1987-1992. Dr. Shimon pioneered Heart Transplantation in Israel (1987), lung Transplantation (1989) and Heart-Lung Transplantation (1993). He has performed more than 8,000 open-heart operations and thousands of other thoracic operations. Dr. Shimon has more than 17 years of experience in animal and clinical testing of medical devices.

In addition to his clinical duties as head of cardiovascular surgery, he was a director at the Artificial Heart Institute, Salt Lake City, Utah. He is a member of numerous medical and scientific societies including Mensa International, and has authored many peer reviewed publications. Dr. Shimon retired as Major from the IDF Medical Corps reserves (Paratroopers Battalion) where he had been decorated in 1972. He gained wide experience and has served as a senior military surgeon during the war in Lebanon in 1982-3. Dr. Shimon completed Senior Business Management Studies in Tel-Aviv University, School of management in 1996. Dr. Shimon has been working since 1999 with medical device companies in design and implementation of preclinical and clinical studies. He founded and has been serving as CEO of Sagax Technologies for Medicine Inc. since 2002. He has been the Chief Medical Officer of MIVT since May 1, 2005.

Dr. Shimon has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

DR. DANIEL SAVARD, DIRECTOR, AGE 54

Dr. Daniel Savard brings more than 25 years of clinical practice and clinical research in cardiology. From 1997 to the present, Dr. Savard has been President of Medi-Recherche Inc., a private cardiovascular research company, and Assistant-Medical Director of the Quebec Blue Cross(Canassistance, Inc.). In 2001, Dr. Savard became a member of the Board of Governors of the Quebec Canassistance (Blue Cross). He is also member of the Societe des Medecins Experts du Quebec and he does expertise evaluation in Cardiology mainly for Insurance companies and in civil liability. Since 2000, he has been a Consultant for La Regie des Rentes du Quebec.

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

Dr. Savard is heavily involved in clinical research. Indeed, he has participated in 70 clinical trials of which several were international multicenter studies. He has been a member of several pharmaceuticals clinical advisory boards and is currently a consultant for Medisys Healthcare Corp., an important Canadian Health Care Management publicly traded on TSX.

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

ARC RAJTAR, CHIEF TECHNOLOGY OFFICER (MIVI TECHNOLOGIES, INC.), AGE 57.

Arc Rajtar joined MIVI Technologies Inc., the operating subsidiary of MIV Therapeutics Inc., as Vice President of Operations in February 2002. On September 15, 2005, he was appointed as Chief Technology Officer of MIVI Technologies Inc. From 1999 to 2002, Mr. Rajtar served as Vice President of Logistics of Netlogix Information Technologies, Inc. Simultaneously, from 1998 to 2001, Mr. Rajtar was Corporate Quality Assurance Manager at Spectrum Signal Processing, Inc. From 1991 to 1998, he was the President of Quexx International Ltd., a management consulting company that specializes in business process engineering, business development and quality management systems for medical and electronics industries. Mr. Rajtar received a Master in Mechanical Engineering from the Technical University of Gdansk, Poland and is a Chartered Engineer with The Institution of Engineers, Australia and a Member of American Society for Quality.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to May 31, 2006 to each of its executive officers.

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                       Long-Term Compensation

(a)                       (b)     (c)         (d)       (e)             (f)            (g)
--------------------      ------  ---------   --------  --------------  ------------   ------------
Name and                   Year    Salary      Bonus     Other           Restricted     Securities
Principal                           ($)         ($)      Annual          Stock          Underlying/
Position                                                 Compensation    Awards         Options
                                                         ($)             ($)            (#)
Alan P. Lindsay            2006    233,393       -             -           -            3,800,000 (1)
Chairman and CEO           2005    185,244       -             -           -              500,000
                           2004    161,051       -             -           -              200,000

Dhirajlal Kotadia (2)      2006    153,998       -             -           -            1,200,000
Co-Chairman of the Board   2005          -       -             -           -                    -
Managing Director for      2004          -       -             -           -                    -
International Operations

Mark Landy                 2006     38,000       -             -           -            5,000,000 (3)
President and Director     2005          -       -             -           -              800,000 warrants (4)
                           2004          -       -             -           -                    -

Patrick A. McGowan         2006    130,481       -             -           -              200,000
CFO, Executive VP          2005    101,941       -             -           -              400,000
Secretary and Director     2004     85,920       -             -           -              100,000

Dr. Daniel Savard          2006          -       -             -           -              150,000
Director                   2005          -       -             -           -                    -
                           2004          -       -             -           -                    -

Dr. Dov Shimon             2006    133,100       -             -           -              400,000
Director                   2005    101,000       -             -           -              500,000
Chief Medical Officer      2004          -       -             -           -                    -

Dr. Tom Troczynski         2006     68,887       -             -           -              500,000 warrants
Vice President of          2005     57,718       -             -           -                    -
Coatings                   2004     52,967       -             -           -              100,000

Arc Rajtar                 2006    114,820       -             -           -                    -
Chief Technology           2005     89,681       -             -           -              300,000
Officer (MIVI)             2004     69,122       -             -           -               50,000

a) Except as disclosed above, the Company did not pay any compensation to any director or executive in the fiscal year ended May 31, 2006.

(1) Of the 3,800,000 options granted to Mr. Lindsay during the fiscal year ended May 31, 2006, 2,000,000 vests immediately, 600,000 shall vest on June 30, 2006, 600,000 shall vest on September 30, 2006 and 600,000 shall vest on December 31, 2006.

(2) Dhirajlal Kotadia resigned as an officer and director of the Company on February 16, 2006.

(3) The 5,000,000 options were granted to Simba Biomed Ventures Partners LLC which is 100% owned by Mr. Landy. Of the 5,000,000 options, 2,500,000 vests immediately and the other 2,500,000 vests monthly over a period of 30 months from May 17, 2006.

(4) The 800,000 warrants were granted to Simba Enterprises LLC which is 100% owned by Mr. Landy's wife.

                                Option/SAR Grants in Last Fiscal Year

--------------------- ------------------------ ------------------------ ------------------ ----------------
Name                  Number of Securities     Percent of total         Exercise or Base   Expiration Date
                      Underlying Option/SAR    Option/SAR Granted in    Price
                      Granted (#)              Fiscal Year              ($/S#)
--------------------- ------------------------ ------------------------ ------------------ ----------------
Alan Lindsay (1)           3,800,000                      34%                  0.40            5/17/2011
--------------------- ------------------------ ------------------------ ------------------ ----------------
Dhirajlal Kotadia (2)      1,200,000                      11%                  0.20            6/30/2010
--------------------- ------------------------ ------------------------ ------------------ ----------------
Mark Landy (3)             5,000,000                      45%                  0.60            5/17/2011
--------------------- ------------------------ ------------------------ ------------------ ----------------
Patrick McGowan              200,000                       2%                  0.60            5/17/2011
--------------------- ------------------------ ------------------------ ------------------ ----------------
Dr. Daniel Savard            150,000                       1%                  0.75            4/24/2011
--------------------- ------------------------ ------------------------ ------------------ ----------------

Dr. Dov Shimon               200,000                       2%                  0.30            6/13/2010
                             200,000                       2%                  0.60            5/17/2011
--------------------- ------------------------ ------------------------ ------------------ ----------------
Dr. Tom Troczynski           500,000 warrants             10%                  0.01            4/24/2016
--------------------- ------------------------ ------------------------ ------------------ ----------------
Arc Rajtar                         -                       -                      -                -
--------------------- ------------------------ ------------------------ ------------------ ----------------

(1) Of the 3,800,000 options granted to Mr. Lindsay during the fiscal year ended May 31, 2006, 2,000,000 vests immediately, 600,000 shall vest on June 30, 2006, 600,000 shall vest on September 30, 2006 and 600,000 shall vest on December 31, 2006.

(2) Dhirajlal Kotadia resigned as an officer and director of the Company on February 16, 2006.

(3) The 5,000,000 options were granted to Simba Biomed Ventures Partners LLC which is 100% owned by Mr. Landy. Of the 5,000,000 options, 2,500,000 vests immediately and the other 2,500,000 vests monthly over a period of 30 months from May 17, 2006.

                  Aggregated Option Exercises and Option Values
                  ---------------------------------------------

The following table sets forth the aggregate option exercises since June 1, 2004 by each of the executives of the Company named in the Summary Compensation Table and the number of securities underlying unexercised options held by those executives as of May 31, 2006.

--------------------- ------------------- ----------------- -------------------------
Name                  Shares Acquired on  Value Realized    Number of Securities
                      Exercise (#)                          Underlying Options
                                                            Exercisable/Unexercisable
--------------------- ------------------- ----------------- -------------------------
Alan Lindsay                  n/a                n/a            5,000,000 (1)
--------------------- ------------------- ----------------- -------------------------
Dhirajlal Kotadia (2)      600,000               n/a                    -
--------------------- ------------------- ----------------- -------------------------
Mark Landy                    n/a                n/a            5,200,000 options (3)
                                                                  800,000 warrants(4)
--------------------- ------------------- ----------------- -------------------------
Patrick McGowan               n/a                n/a            1,200,000
--------------------- ------------------- ----------------- -------------------------
Dr. Daniel Savard             n/a                n/a              400,000
--------------------- ------------------- ----------------- -------------------------
Dr. Dov Shimon                n/a                n/a              900,000
--------------------- ------------------- ----------------- -------------------------
Dr. Tom Troczynski            n/a                n/a              200,000
                                                                  500,000 warrants
--------------------- ------------------- ----------------- -------------------------
Arc Rajtar                    n/a                n/a              500,000
--------------------- ------------------- ----------------- -------------------------

  (1) 3,800,000 out of the 5,000,000 options were granted to Mr. Lindsay during the fiscal year ended May 31, 2006. Of the 3,800,000 options, 2,000,000 options vests immediately, 600,000 shall vest on June 30, 2006, 600,000 shall vest on September 30, 2006 and 600,000 shall vest on December 31, 2006. The other 1,200,000 options granted in the previous years have vested.

  (2) Dhirajlal Kotadia resigned as an officer and director of the Company on February 16, 2006.

  (3) The 5,000,000 options were granted to Simba Biomed Ventures Partners LLC which is 100% owned by Mr. Landy. Of the 5,000,000 options, 2,500,000 vests immediately and the other 2,500,000 vests monthly over a period of 30 months from May 17, 2006. The other 200,000 options were granted to Mr. Landy in May 2002 and have vested.

  (4) The 800,000 warrants were granted to Simba Enterprises LLC which is 100% owned by Mr. Landy's wife.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock:

      The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 71,002,489 shares outstanding at July 7, 2006.


Title of     Name and Address of               Amount of Beneficial     Percent
Class        Beneficial Owner                  Interest                 of Class
-----        ----------------                  --------                 --------

Common       Cede & Co.                        49,939,813 (1)           70%
             PO Box 222 Bowling Green Stat
             New York

(1) Shares are held electronically in the Depository Trust and Clearing Corporation by various shareholders.

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at July 7, 2006. The Percentages are based on a total of 71,002,489 shares outstanding as of July 7, 2006.

Title of     Name and Address of               Amount of Beneficial     Percent
Class        Beneficial Owner                  Interest                 of Class
-----        ----------------                  --------                 --------

Common       Alan P. Lindsay                   400,001 Shares           0.6%
             Suite 1, 8765 Ash Street.         5,000,000 Options (1)    7.0%
             Vancouver, BC V6P 3T3

Common       Mark Landy                        0 Shares                 0.0%
             Suite 1, 8765 Ash Street          5,200,000 Options (2)    7.3%
             Vancouver, BC V6P 3T3             800,000 Warrants (3)     1.1%

Common       Patrick A. McGowan                15,094 Shares            0.02%
             Suite 1, 8765 Ash Street          1,200,000 Options        1.7%
             Vancouver, BC V6P 3T3

Common       Daniel Savard                     0 Shares                 0%
             Suite 1, 8765 Ash Street          400,000 Options          0.6%
             Vancouver, BC V6P 3T3

Common       Dov Shimon                        2,000,000 Shares         2.8%
             Suite 1, 8765 Ash Street          900,000 Options          1.3%
             Vancouver, BC V6P 3T3

Common       Tom Troczynksi                    755,029 Shares           1.1%
             Suite 1, 8765 Ash Street          200,000 Options          0.3%
             Vancouver, BC V6P 3T3             500,000 Warrants         0.7%

Common       Arc Rajtar                        16,941 Shares            0.02%
             Suite 1, 8765 Ash Street          500,000 Options          0.7%
             Vancouver, BC V6P 3T3

Total as a group                               3,187,065 Shares         4.5%
                                               13,400,000 Options       18.9%
                                               1,300,000 Warrants       1.8%

      (1) 3,800,000 out of the 5,000,000 options were granted to Mr. Lindsay during the fiscal year ended May 31, 2006. Of the 3,800,000 options, 2,000,000 options vests immediately, 600,000 shall vest on June 30, 2006, 600,000 shall vest on September 30, 2006 and 600,000 shall vest on December 31, 2006. The other 1,200,000 options granted in the previous years have all vested.

      (2) The 5,000,000 options were granted to Simba Biomed Ventures Partners LLC which is 100% owned by Mr. Landy. Of the 5,000,000 options, 2,500,000 vests immediately and the other 2,500,000 vests monthly over a period of 30 months from May 17, 2006. The other 200,000 options were granted to Mr. Landy in May 2002 and have vested.

      (3) The 800,000 warrants were granted to Simba Enterprises LLC which is 100% owned by Mr. Landy's wife.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

During the year ended May 31, 2006, the Company paid or accrued $757,859 (2005 - $445,904) of management and consulting fees to four directors and officers of the Company. Of this amount, $201,987 (2005 - $158,718) was charged to research and development expense. Included in accounts payable at May 31, 2006 is $9,106 (2005 - $nil) due to these parties.

As of May 31, 2005, $17,500 was due from the Chief Financial Officer of the Company. This amount was repaid in full during the current fiscal year.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-KSB

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2006 and 2005 are filed as part of this report.

      (1)   Financial statements of MIV Therapeutics, Inc.

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm
for the year ended May 31, 2006.............................................F-2

Consolidated Balance Sheets as of May 31, 2006 and 2005.....................F-3

Consolidated Statements of Operations for the years ended
May 31, 2006 and 2005 and from Inception (January 20, 1999)
to May 31, 2006.............................................................F-4

Consolidated Statement of Stockholders' Equity from
Inception (January 20, 1999) to May 31, 2006................................F-5

Consolidated Statements of Cash Flows for the years ended
May 31, 2006 and 2005 and from Inception (January 20, 1999)
to May 31, 2006.............................................................F-11

Notes to Consolidated Financial Statements..................................F-12

Report of Independent Registered Public Accounting Firm
for the year ended May 31, 2005.............................................F-34

Consolidated Balance Sheets as of May 31, 2005 and 2004.....................F-35

Consolidated Statement of Stockholders' Equity from
Inception (January 20, 1999) to May 31, 2005................................F-36

Consolidated Statements of Operations for the years ended
May 31, 2005 and 2004 and from Inception (January 20, 1999)
to May 31, 2005.............................................................F-41

Consolidated Statements of Cash Flows for the years ended
May 31, 2005 and 2004 and from Inception (January 20, 1999)
to May 31, 2005.............................................................F-42

Notes to Consolidated Financial Statements..................................F-43

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

Exhibit
Number      Description of Document
-------     -----------------------

3.1 (a)     Articles of Incorporation
3.2 (a)     By-laws
31.1        Section 302 Certification of CEO
31.2        Section 302 Certification of CFO
32.1        Section 906 Certification of CEO
32.2        Section 906 Certification of CFO
99.1        Press Release dated May 8, 2006:MIV Therapeutics Highlights HAp
            Composite Coating Technologies at Leading Conference on Biomaterials
99.2        Press Release dated May 5, 2006:MIV Therapeutics Establishes US
            Corporate Headquarters with Opening of New Offices in Atlanta, GA
99.3        Press Release dated April 18, 2006:MIV Therapeutics Named to Top 100
            Nanotechnology Companies by International Association of
            Nanotechnology
99.4        Press Release dated April 10, 2006:MIV Therapeutics' Bio-compatible
            Medical Coating Technologies Featured in Fortune 500 Nanotechnology
            Special Report

99.5 Press Release dated April 4, 2006:MIV Therapeutics Appoints Nationally Ranked Wall Street Medical Device Analyst and Industry Authority Mark Landy as President
99.6 Press Release dated March 22, 2006:MIVT New Patent Application Targets Worldwide Demand for Safer Drug Delivery Solutions for Chronic Diseases
99.7 Press Release dated March 10, 2006:MIV Therapeutics Subsidiary, SagaX Inc., Accelerates Development of Surgical Stroke Prevention Device Towards Commercialization
99.8 Press Release dated March 9, 2006:MIV Therapeutics SagaX Subsidiary Announces Appointment of New Executives and Technology Specialists
99.9 Press Release dated March 2, 2006:MIVT Invited to Lecture on its Proprietary Biocompatible Coatings for Implanted Medical Devices and Drug Delivery Systems for the Localized Treatment of Diseases
99.10 Press Release dated February 10, 2006:MIV Therapeutics Hires Noted Pharmacology Scientist Dr. Vlad Budzynski to Direct Multiplatform Drug Delivery Program
99.11 Press Release dated February 3, 2006:MIV Therapeutics Executes Agreement to Collaborate on Future Drug Eluting Stent Technologies with Sahajanand
99.12 Press Release dated January 31, 2006:MIV Therapeutics to Highlight Latest HAp Advancements at Leading International Scientific Conference on Biomaterials
99.13 Press Release dated January 30, 2006:MIV Therapeutics Shareholders Approve Increase In Authorized Capital to Allow Development of Proprietary Breakthrough Technology
99.14 Press Release dated January 18, 2006:MIV Therapeutics' Corporate Video Highlights Leadership as Innovator of Novel Safe and Biocompatible Stent Technologies
99.15 Press Release dated January 4, 2006:MIV Therapeutics Highlights 2005 Scientific and Strategic Milestones in Development of New Generation Biomedical Technologies
99.16 Press Release dated December 23, 2005:MIV Therapeutics' Advanced Stent Coating Technologies Praised in Respected Germany-Based Investment Newsletter
99.17 Press Release dated December 15, 2005:MIV Therapeutics Spotlights Newest Clinical Results of Company's HAp-Based Stent Coating on BioMedDiscoveries.com
99.18 Press Release dated December 2, 2005:MIV Therapeutics Reports Highly Favorable Results in Preclinical Study of Innovative Stroke Prevention Device
99.19 Press Release dated December 1, 2005:MIV Therapeutics Premiers Research into Advanced Polymer-free Drug Delivery Systems at Leading Biomedical Conference
99.20 Press Release dated November 15, 2005:MIVT's Proprietary Stent Coating Technology Completes Major Long-Term Animal Study with Excellent Results
99.21 Press Release dated November 10, 2005:MIVT Discusses Positive Interim Research Results on Path to Commercialize New Generation Stent Coatings
99.22 Press Release dated November 2, 2005:MIV Therapeutics Invited to Present Latest Data on Breakthrough Biofriendly Coating at Leading Medical Device Conference
99.23 Press Release dated October 25, 2005:MIV Therapeutics' Proprietary Stent Coating Studies Presented at Major TCT Conference by Independent Researchers
99.24 Press Release dated October 21, 2005:MIV Therapeutics Officially Named Winner of Prestigious Award for Innovation in Advanced Biomedical Technology
99.25 Press Release dated October 7, 2005:MIV Therapeutics Files both US and International Patents for Breakthrough Smart III Nanoparticle Drug Delivery System
99.26 Press Release dated September 30, 2005:MIV Therapeutics' Six-Month Share Price Target Raised 100% to $2.50 in Newly Available Report from SISM Research
99.27 Press Release dated September 28, 2005:MIV Therapeutics Invests in Additional Equipment and Scientific Personnel In Reflection of R&D Program Expansion
99.28 Press Release dated September 26, 2005:MIV Therapeutics' Intellectual Property Portfolio Expands to 43 Patents, Patent Applications and Licenses on Novel Technologies
99.29 Press Release dated September 23, 2005:MIV Therapeutics Names Arc Rajtar to Post of Chief Technology Officer as Company Accelerates R&D Programs
99.30 Press Release dated September 21, 2005:MIV Therapeutics Reaffirms Leadership in Advanced Biocompatible Stent Coating Technology at International Conference
99.31 Press Release dated September 19, 2005:MIV Therapeutics' Breakthrough Aortic Embolic Protection Device Highlighted in New Interview on BiomedDiscoveries.com
99.32 Press Release dated September 12, 2005:MIV Therapeutics' Passive Stent Coatings Accepted for Presentation at Prestigious World Conference on Cardiovascular Therapy
99.33 Press Release dated September 2, 2005:MIV Therapeutics' Newest Technology Breakthrough Expands Family of Proprietary "Smart" Drug Delivery Systems
99.34 Press Release dated August 31, 2005:MIVT Provides Details on Proprietary Hydroxyapatite (Hap) Technology in Online Interview With BiomedDiscoveries.com

99.35 Press Release dated August 30, 2005:MIV Therapeutics Further Expands IP Portfolio with Milestone Addition of Two New U.S. Provisional Patent Applications
99.36 Press Release dated August 22, 2005:MIV Therapeutics Closes 4.14 Million Equity Financing
99.37 Press Release dated August 17, 2005:MIV Therapeutics' Breakthrough Technology Praised in Independent Research Service by Frost & Sullivan
99.38 Press Release dated July 26, 2005:MIV Therapeutics Special Advisor on Scientific and International Affairs Named Secretary General of World Hypertension League
99.39 Press Release dated July 8, 2005:MIV Therapeutics Reports Scientific and Business Achievements in Corporate Review for First Six Months of 2005
99.40 Press Release dated June 28, 2005:MIV Therapeutics Announces Availability of Research Report Projecting 300% Share Value Increase in 12 Months
99.41 Press Release dated June 23, 2005:MIV Therapeutics Reports on Successful Progress of Animal Studies of Hydroxyapatite (HAp) in Preparation for Clinical Trials
99.42 Press Release dated June 22, 2005:MIV Therapeutics CEO Alan Lindsay Outlines Advanced Stent-Coating Technologies in Interview with PRBroadcast.com
99.43 Press Release dated June 13, 2005:MIV Therapeutics Announces Online Availability of Presentation Detailing Company's Advanced Coronary Stent Coatings Presentation Provides Overview of Proprietary Technology and Development of Novel Biocompatible and Drug-Eluting Coatings
99.44 Press Release dated June 8, 2005:MIV Therapeutics Exercises Option to License Additional Proprietary Technologies for Biocompatible Drug-Eluting Coatings
99.45 Press Release dated June 7, 2005: MIV Therapeutics Featured in Respected Europe-Based Medical Industry Publication 'Cardiovascular News'; Article Discusses Company's Planned Acquisition of Advanced Stent Manufacturer Sahajanand Medical Technologies

-----------------------

(a) Included as an Exhibit to MIV Therapeautics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

b) The following current reports on Form 8-K were filed during the year ended May 31, 2006:

On February 23, 2006, the Company filed a report on Form 8-K under Item 5.02 disclosing the departure of directors or principal officers and appointment of principal officers.

On January 30, 2006, the Company filed a report on Form 8-K under Items 7.01,
8.01 and 9.01 disclosing regulation FD disclosure and other events.

On October 24, 2005, the Company filed a report on Form 8-K under Item 4.02 disclosing the Company's matters related to accountants and financial statements.

On October 3, 2005, the Company filed a report on Form 8-K under Items 8.01 and
9.01 disclosing regulation FD disclosure and other events.

On September 19, 2005, the Company filed a report on Form 8-K under Items 4.01 and 9.01 disclosing Unregistered Sales of Equity Securities.

On September 9, 2005, the Company filed a report on Form 8-K/A under Items 4.01 and 9.01 disclosing the Company's changes in Registrant's Certifying Accountant

On September 7, 2005, the Company filed a report on Form 8-K under Items 4.01 and 9.01 disclosing the Company's changes in Registrant's Certifying Accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's principal accountant, Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, for the audit of the Company's annual financial statements at May 31, 2006 were $20,000 as of this filing date.

The aggregate fees billed by the Company's principal accountant, Ernst & Young, Chartered Accountants, for the audit of the Company's annual financial statements at May 31, 2005 and for review of the Company's quarterly 10-QSB's and services provided for regulatory filings during the period June 1, 2005 through February 28, 2006, were $151,398.

AUDIT - RELATED FEES

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

Date: August 24, 2006                   MIV THERAPEUTICS, INC.


                                        /s/ Alan P. Lindsay
                                        -----------------------------------

                                        Alan P. Lindsay
                                        Chairman and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                     Director            August 24, 2006
-------------------------------
Alan P. Lindsay


/s/ Mark Landy                          Director            August 24, 2006
-------------------------------
Mark Landy


/s/ Patrick McGowan                     Director            August 24, 2006
-------------------------------
Patrick McGowan


/s/ Dov Shimon                          Director            August 24, 2006
-------------------------------
Dov Shimon


/s/ Daniel Savard                       Director            August 24, 2006
-------------------------------
Daniel Savard

         MIV THERAPEUTICS INC.
         (A development stage company)

         Consolidated Financial Statements

         May 31, 2006 and 2005



         INDEX
         -----

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity (Deficit)

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of MIV Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheet of MIV Therapeutics, Inc. (a development stage company) as of May 31, 2006 and the consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the cumulative period from January 20, 1999 (inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2005 and for the period from January 20, 1999 (inception) to May 31, 2005 were audited by other auditors whose report dated August 18, 2005, except for notes 15 and 6(d) to those financial statements which were dated October 20, 2005, expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period January 20, 1999 (inception) to May 31, 2005 reflect a total net loss of $22,033,109 of the related cumulative totals. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the MIV Therapeutics, Inc. as of May 31, 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended and for the period from January 20, 1999 (inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Dale Matheson Carr-Hilton LaBonte
                                                        Chartered Accountants

Vancouver, Canada
July 14, 2006


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets
May 31, 2006 and 2005
-----------------------------------------------------------------------------------------------------------
                                                                                   2006               2005
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $    1,573,822     $      492,709
  Accounts receivable                                                            56,902             33,742
  Due from related party (Note 7)                                                     -             17,500
  Prepaid expenses and deposits                                                  84,365             41,139
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          1,715,089            585,090

PROJECT ACQUISITION COSTS (Note 6)                                                    -             53,426

PROPERTY AND EQUIPMENT, net (Note 4)                                            338,786            222,689
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $    2,053,875     $      861,205
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 7)                           $      185,624     $      307,369
  Convertible debentures (Note 5)                                                     -            756,080
  Deferred lease inducement - current portion (Note 9)                            8,081                  -
-----------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                       193,705          1,063,449

DEFERRED LEASE INDUCEMENT (Note 9)                                               27,609                  -
-----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        $      221,314          1,063,449
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 5)
  Authorized:
     140,000,000 common shares with a par value of $0.001
      20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
     68,359,964 common shares at May 31, 2006 and
      50,517,020 common shares at May 31, 2005                                   68,360             50,517

ADDITIONAL PAID-IN CAPITAL                                                   33,214,382         22,383,581

DEFERRED COMPENSATION                                                          (199,569)          (556,138)

COMMON STOCK ISSUABLE (Note 3 (a))                                               74,000            139,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                            (31,127,944)       (22,033,109)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                           (196,668)          (186,095)
-----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          1,832,561           (202,244)
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    2,053,875     $      861,205
===========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.






MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations
Years Ended May 31, 2006 and 2005
--------------------------------------------------------------------------------------------------------------------
                                                                           Period
                                                                             from
                                                                        inception
                                                                      (January 20
                                                                         1999) to
                                                                          May 31,
                                                                             2006             2006             2005
--------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Notes 7 and 10)                     $    16,233,079  $     5,149,369  $     2,619,524
  Research and development                                              8,013,416        2,702,651        1,523,166
  Stock-based compensation                                              4,313,837        1,079,143          155,978
  Depreciation                                                            898,496          143,754          176,453
  Interest expense and finance fees (Note 5(b))                           925,514           87,037                -
  Licenses acquired charged to operations                                 479,780                -                -
  Finance cost on convertible debentures                                  382,307                -          382,307
  Purchased in-process research and development                         2,205,013                -        1,701,585
--------------------------------------------------------------------------------------------------------------------

                                                                       33,451,442        9,161,954        6,559,013
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                  (33,451,442)      (9,161,954)      (6,559,013)

GAIN ON EXTINGUISHMENT OF DEBT                                            462,249                -                -

INTEREST INCOME                                                           137,439           82,511            5,161

GAIN (LOSS) ON FOREIGN EXCHANGE                                            73,323          (15,392)         (55,030)
--------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                            (32,778,431)      (9,094,835)      (6,608,882)

MINORITY INTEREST SHARE OF LOSS                                           806,310                -                -
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                          $   (31,972,121) $    (9,094,835) $    (6,608,882)
====================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                             $         (1.23) $         (0.14) $         (0.15)
====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                  25,987,683       63,454,536       42,881,975
====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $          $           $           $              $        $            $
BALANCE, January 20, 1999                -           -             -          -          -            -              -            -
Issuance of common stock
    for cash                    12,217,140      12,217       920,826          -          -            -              -      933,043
Common shares issuable
    pursuant to anti-dilution
    provision                            -           -             -          -     45,676            -              -       45,676
Comprehensive income (loss):
Net loss                                 -           -             -          -          -            -       (179,544)    (179,544)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999           12,217,140      12,217       920,826          -     45,676            -       (179,544)     799,175
Issuance of common stock:                                                                                                         -
- for cash                         828,350         828       693,392          -          -            -              -      694,220
- for services rendered            420,000         420       287,700          -          -            -              -      288,120
- for settlement of agreement       99,500         100        68,157          -          -            -              -       68,257
Common shares issuable
    pursuant to anti-dilution
    provision                            -           -             -          -    210,487            -              -      210,487
Subscriptions received                   -           -             -          -    249,800            -              -      249,800
Stock options granted                    -           -        54,600    (54,600)         -            -              -            -
Amortization of stock-based
    compensation                         -           -             -     23,780          -            -              -       23,780
Comprehensive loss:
   Foreign currency
    translation adjustment               -           -             -          -          -         (731)             -         (731)
Net loss                                 -           -             -          -          -            -     (1,602,492)  (1,602,492)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000           13,564,990      13,565     2,024,675    (30,820)   505,963         (731)    (1,782,036)     730,616
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $          $           $           $              $        $            $
BALANCE, May 31, 2000           13,564,990      13,565     2,024,675    (30,820)   505,963         (731)    (1,782,036)      730,616
Issuance of common stock:
- for cash                       1,865,000       1,865     1,660,235          -          -            -              -    1,662,100
- for settlement of agreement       62,000          62        42,470          -          -            -              -       42,532
- for conversion of
    subscription receivable        269,800         270       249,530          -   (249,800)           -              -            -
Common shares issuable                   -           -             -          -     53,100            -              -       53,100
Subscriptions received                   -           -             -          -     57,825            -              -       57,825
Stock options granted                    -           -       112,600          -          -            -              -      112,600
Common shares issuable
    pursuant to anti-dilution
    provision                            -           -             -          -     25,147            -              -       25,147
Amortization of stock-based
    compensation                         -           -             -     20,183          -            -              -       20,183
Beneficial conversion on
    related party loan                   -           -       850,000          -          -            -              -      850,000
Comprehensive income:
  Foreign currency
    translation adjustment               -                         -          -          -       30,027              -       30,027
Net loss                                 -                         -          -          -            -     (3,911,601)  (3,911,601)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                  -
Balance prior to
    recapitalization            15,761,790      15,762     4,939,510    (10,637)   392,235       29,296     (5,693,637)    (327,471)
Minority interest of
    M-I Vascular
    Innovations, Inc.           (6,751,790)     (6,752)   (1,906,150)         -   (392,235)           -      1,744,526    (560,611)
------------------------------------------------------------------------------------------------------------------------------------

Total relating to final
    M-I Vascular Innovations,
    Inc., May 15, 2001           9,010,000       9,010     3,033,360    (10,637)         -       29,296     (3,949,111)    (888,082)
DBS Holdings, Inc. (MIV
    Therapeutics, Inc.)
    shareholders at
    May 15, 2001                11,085,500      11,086       150,104          -          -            -       (193,910)     (32,720)
Share redemption pursuant
    to share exchange and
    financial agreement         (5,500,000)     (5,500)     (150,104)         -          -            -        (64,396)    (220,000)
Subscriptions received                   -           -             -          -  1,070,000            -              -    1,070,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001           14,595,500      14,596     3,033,360    (10,637) 1,070,000       29,296     (4,207,417)     (70,802)
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred       Common    hensive     During the     holders'
                               ------------------------      Paid-in    Compen-        Stock     Income    Development       Equity
                                Shares          Amount       Capital     sation     Issuable     (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $          $           $          $             $          $             $
BALANCE, May 31, 2001           14,595,500      14,596     3,033,360    (10,637)   1,070,000     29,296     (4,207,417)     (70,802)
Issuance of common stock:
- for subscription received        713,333         713     1,069,287          -   (1,070,000)         -              -            -
- for cash                          35,000          35        52,465          -            -          -              -       52,500
- for settlement of related
    party loan                   1,133,333       1,133       848,867          -            -          -              -      850,000
- for finders' fees                113,334         113       236,755          -            -          -              -      236,868
- for services rendered             75,000          75       164,925          -            -          -              -      165,000
Stock option granted                     -           -     2,552,073   (322,439)           -          -              -    2,229,634
Amortization of stock-based
    compensation                         -           -             -    248,331            -          -              -      248,331
Subscriptions received                   -           -             -          -      256,066          -              -      256,066
Comprehensive income (loss):
  Foreign currency
    translation adjustment               -           -             -          -            -    (56,211)             -      (56,211)
  Net loss                               -           -             -          -            -          -     (3,929,466)  (3,929,466)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002           16,665,500      16,665     7,957,732    (84,745)     256,066    (26,915)    (8,136,883)     (18,080)
Issuance of common stock:
- for cash                       2,452,523       2,453       892,305          -            -          -              -      894,758
- for services rendered          1,789,777       1,790       538,251    (13,333)           -          -              -      526,708
- for license fee                  750,000         750       248,677          -            -          -              -      249,427
- for subscriptions received       640,165         640       193,499          -     (256,066)         -              -     (61,927)
- for settlement of debt           235,294         235       110,600          -            -          -              -      110,835
- in exchange of M-I shares      2,043,788       2,044       639,299          -            -          -       (642,042)        (699)
Stock option granted                     -           -       257,032     (5,975)           -          -              -      251,057
Subscriptions received                   -           -             -          -       31,244          -              -       31,244
Warrants issued for services             -           -       659,673    (29,341)           -          -              -      630,332
Amortization of stock-based                                                                                                       -
    compensation                         -           -             -     84,745            -          -              -       84,745
Comprehensive income (loss):
  Foreign currency
    translation adjustment               -           -             -          -            -    (24,834)             -      (24,834)
  Net loss                               -           -             -          -            -          -     (3,173,411)  (3,173,411)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003           24,577,047      24,577    11,497,068    (48,649)      31,244    (51,749)   (11,952,336)    (499,845)
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred       Common    hensive     During the     holders'
                               ------------------------      Paid-in    Compen-        Stock     Income    Development       Equity
                                Shares          Amount       Capital     sation     Issuable     (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                              $          $            $             $         $            $             $
BALANCE, May 31, 2003           24,577,047     24,577     11,497,068    (48,649)      31,244    (51,749)   (11,952,336)    (499,845)
Issuance of common stock:
- for private placements and
    subscriptions                9,423,079      9,423      3,558,439          -      (31,244)         -              -    3,536,618
- for services                   2,394,456      2,395      1,145,731   (525,750)           -          -              -      622,376
- for settlement of debt           100,000        100         11,900          -            -          -              -       12,000
- in exchange of M-I shares      1,398,411      1,398        502,030          -            -          -                     503,428
- for warrants exercised         2,100,000      2,100        408,900          -            -          -              -      411,000
- for options exercised            100,000        100         33,400          -            -          -              -       33,500
Stock option granted to
    consultants                          -          -         59,976          -            -          -              -       59,976
Warrants issued for services                                 814,798   (505,938)                                            308,860
Amortization of deferred
    compensation                         -          -              -    889,962            -          -              -      889,962
Comprehensive income (loss):
  Foreign currency
    translation adjustment               -          -              -          -            -   (110,366)             -     (110,366)
  Net loss                               -          -              -          -            -          -     (3,471,891)  (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004           40,092,993     40,093     18,032,242   (190,375)           -   (162,115)   (15,424,227)   2,295,618
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred       Common    hensive     During the     holders'
                               ------------------------      Paid-in    Compen-        Stock     Income    Development       Equity
                                Shares          Amount       Capital     sation     Issuable     (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                              $          $            $             $         $            $             $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004           40,092,993     40,093     18,032,242   (190,375)           -   (162,115)   (15,424,227)   2,295,618
Issuance of common stock:
- for share subscriptions          904,215        904        217,499          -            -          -              -      218,403
- for exercise of warrants       2,320,710      2,321        605,064          -            -          -              -      607,385
- for exercise of options           75,000         75         22,425          -            -          -              -       22,500
- for services                   1,904,703      1,905        543,123   (194,968)      74,000          -              -      424,060
- for finder's fee on private
    placements completed in
    prior year                      10,000         10            (10)         -            -          -              -            -
- in exchange of M-I
    shares (Note 9)              3,209,399      3,209        613,376          -            -          -              -      616,585
- for acquisition of
    SagaX (Note 9)               2,000,000      2,000        938,000          -       65,000          -              -    1,005,000
Fair value of warrants
    attached to Convertible
    debentures                           -          -         48,920          -            -          -              -       48,920
Warrants issued for services             -          -        917,164   (917,164)           -          -              -            -
Stock options granted                    -          -        155,978          -            -          -              -      155,978
Amortization of deferred
    compensation                         -          -              -    746,369            -          -              -      746,369
Beneficial conversion
    feature of convertible
    debentures                           -          -        289,800          -            -          -                     289,800
Comprehensive income (loss):
  Foreign currency
    translation adjustment               -          -              -          -            -    (23,980)             -      (23,980)
  Net loss                               -          -              -          -            -          -     (6,608,882)  (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005           50,517,020     50,517     22,383,581   (556,138)     139,000   (186,095)   (22,033,109)    (202,244)
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred       Common    hensive     During the      holders'
                               ------------------------      Paid-in    Compen-        Stock     Income    Development       Equity
                                Shares          Amount       Capital     sation     Issuable     (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                              $          $            $             $         $            $             $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005           50,517,020     50,517     22,383,581   (556,138)     139,000   (186,095)   (22,033,109)    (202,244)
Issuance of common stock:
- for share subscriptions
    - Reg-S                      1,704,689      1,705        668,390     50,000            -          -              -      720,095
    - Private placement          7,649,763      7,650      3,452,600          -            -          -              -    3,460,250
- for exercise of warrants       3,680,444      3,680      1,808,577          -            -          -              -    1,812,257
- for exercise of options          747,723        748        151,252          -            -          -              -      152,000
- for convertible debentures
    exercised                    3,158,920      3,159        737,651          -            -          -              -      740,810
- for services                     901,405        901        670,681   (153,265)     (65,000)         -              -      453,317
Warrants issued for services             -          -      1,298,856 (1,298,856)           -          -              -            -
Warrants issued for license
    agreement                            -          -        768,807          -            -          -              -      768,807
Fair value of extended
    warrants                             -          -        194,844          -            -          -              -      194,844
Stock options granted                    -          -      1,079,143          -            -          -              -    1,079,143
Amortization of deferred
    compensation                         -          -              -  1,758,690            -          -              -    1,758,690
Comprehensive income (loss):
  Foreign currency
    translation adjustment               -          -              -          -            -    (10,573)             -      (10,573)
  Net loss                               -          -              -          -            -          -     (9,094,835)  (9,094,835)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006           68,359,964     68,360     33,214,382  (199,569)       74,000   (196,668)   (31,127,944)   1,832,561
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.






MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
Years Ended May 31, 2006 and 2005
---------------------------------------------------------------------------------------------------------------------------
                                                                             Period from
                                                                               inception
                                                                             (January 20
                                                                                1999) to
                                                                                 May 31,
                                                                                    2006             2006            2005
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $    (31,972,121) $    (9,094,835) $    (6,608,882)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                                 7,708,858        2,837,833          902,347
      Stock issued for other than cash                                         5,265,736        1,222,124          424,060
      Interest expense on related party loan                                     850,000                -                -
      Interest expense on convertible debentures                                  34,730           34,730                -
      Fair value of extended warrants                                            194,844          194,844                -
      Depreciation                                                               898,496          143,754          176,453
      Leasehold improvements written down                                         13,300                -                -
      Project acquisition costs                                                        -           53,426          (53,426)
      Purchased in-process research and development                            2,125,013                -        1,621,585
      Intangible asset impairment                                                150,000                -                -
      Gain on extinguishment of debt                                            (462,249)               -                -
      Provision for bad debt                                                     160,000                -                -
      Beneficial conversion feature on convertible debenture (Note 7)            289,800                -          289,800
      Minority interest                                                         (806,310)               -                -
  Changes in operating assets and liabilities:
      Accounts receivable                                                       (217,153)         (23,160)         (20,406)
      Due from related party                                                           -           17,500          (17,500)
      Prepaid expenses and deposits                                              (84,923)         (43,226)         213,520
      Accounts payable and other payables                                        244,166          (86,055)         136,498
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (15,607,813)      (4,743,065)      (2,935,951)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                         15,524,909        6,144,602          848,288
  Due to related parties                                                         850,000                -          (13,585)
  Proceeds from (repayments of) convertible debentures (Note 7)                  755,000          (50,000)         805,000
  Cash acquired in reverse acquisition                                            13,824                -                -
  Subscriptions received                                                       1,357,310                -                -
  Common stock redemption                                                      (120,000)                -                -
  Loan payable                                                                   500,000                -                -
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     18,881,043        6,094,602        1,639,703
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of license                                                        (200,000)               -                -
  Purchase of property and equipment                                          (1,262,985)        (259,851)        (221,593)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (1,462,985)        (259,851)        (221,593)
---------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                                 (236,423)         (10,573)         (23,980)
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,573,822        1,081,113       (1,541,821)
CASH AND CASH EQUIVALENTS, beginning of year                                           -          492,709        2,034,530
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                  $      1,573,822  $     1,573,822  $       492,709
===========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

       Basis of Presentation

       These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

       Since inception, MIV Therapeutics Inc. (the "Company") has suffered recurring losses, totaling $31,972,121 as of May 31, 2006. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

       Nature of Operations

       The Company is a development stage enterprise involved in the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

       As the Company was a non-operating public company, the share exchange has been accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of the Company. As not all M-I shareholders tendered their shares in the combination, these shares were treated as minority interest. In the same way, the value of warrants held by shareholders who did not agree to exchange their shares and the value of compensatory stock options issued by the Company was allocated to minority interest.

       As at May 31, 2003, 2,043,788 common shares of the Company were exchanged on a one-for-one basis for shares of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

       As at May 31, 2004, 1,398,411 common shares of the Company were exchanged on a one-for-one basis for shares of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as of the dates of the financial statements and revenues and expenses during the reporting period. Significant estimates include amortization of property and equipment and an allowance account for deferred income taxes. Actual results could differ from these estimates.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (d)    Cash and Cash Equivalents

              The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As at May 31, 2006, the Company had deposits of $1,392,383 (2005 - $432,709) beyond the insured amount.

       (e)    Property and Equipment

              Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over 3 to 14 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

              The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that carrying amount of the asset may not be recovered. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no permanent impairment has occurred as of May 31, 2006.

       (f)    Research and Development Costs

              Research and development costs are expensed in the period incurred. For the year ended May 31, 2006, $89,600 (2005 - $55,242) of research and development expense was included in stock-based compensation in the statement of operations.

       (g)    Government Assistance and Other Subsidies

              Government assistance and other subsidies are recorded as a reduction of the cost of the applicable assets or the related expenditures as determined by the terms and conditions of the agreement under which the assistance is provided to the Company.

       (h)    Income Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (i)    Foreign Currency Translation

              The Company's primary operations are located in Canada, and its functional currency is the Canadian dollar. The financial statements of the subsidiaries have been translated using the current method whereby the assets and liabilities are translated at the year-end exchange rate, capital accounts at the historical exchange rate, and revenues and expenses at the average exchange rate for the period. Adjustments arising from the translation of the Company's subsidiary's financial statements are included as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

       (j)    Financial Instruments and Concentration of Credit Risk

              Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

              The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and amounts due to and from related parties approximate their fair value because of the short-term nature of these instruments.

              Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

              The Company operates and incurs significant expenditures outside of the United States and is exposed to foreign currency risk between the Canadian and U.S dollars and the new Israel Shekel.

       (k)    Earnings (Loss) Per Share

              The Company computes loss per share in accordance with SFAS No. 128, "Earnings Per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (l)    Stock-Based Compensation

              The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, " Accounting for Stock-based Compensation" established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

              The following table summarizes the weighted average assumptions used in the SFAS No. 123 calculation:

                                                          2006         2005
                                                          ----         ----

                    Risk-free interest rate               3.50%        3.50%
                    Expected life (in years)            6 years      3 years
                    Expected volatility                  66.66%       78.58%

              The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended May 31, 2006 and 2005:

                                                                             2006               2005
                                                                     ---------------------------------------
              Net loss, as reported                                   $     (9,094,835)   $     (6,608,882)
              Add: Stock-based employee compensation
                expense included in reported net loss                        1,079,143             155,978
              Deduct: Total stock-based employee
                compensation expense determined under fair
                value based method for all awards                           (4,284,959)           (481,427)
                                                                     ---------------------------------------
              Pro-forma net loss                                      $    (12,300,651)   $     (6,934,331)
                                                                     =======================================

              Pro-forma basic and diluted net loss per share          $          (0.19)   $          (0.16)
                                                                     =======================================

              The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (m)    Comprehensive Loss

              The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.

              Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders. The Company's comprehensive loss consists solely of reported net losses and foreign currency translation adjustments.

       (n)    Reclassifications

              Certain amounts from prior years have been reclassified to conform to the current year presentation.

       (o)    Recent Accounting Pronouncements

              The Financial Accounting Standards Board ("FASB") has issued the following pronouncements:

              In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 12(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. SFAS 123(R) requires all share-based payments to be recognized in the financial statements based on their fair values using either a modified-prospective or modified-retrospective transition method. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins on or after April 1, 2006. The adoption of FASB No. 123(R) will have a material impact on the consolidated financial statements.

              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       (o)    Recent Accounting Pronouncements (continued)

              after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations

3.     LICENSES

       (a) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provides the Company with the worldwide right to use, develop and sublicense coating technology for stents and other medical devices.

              In consideration of granting the licenses, the Company will pay UBC a royalty of 2.5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development. The Company issued 750,000 common shares to UBC as part of the consideration for the grant of the rights.

              The 750,000 common shares had a fair value of $187,500 and were issued and recorded as research and development expense in the year ended May 31, 2003.

              On May 19, 2005, the Company signed an amendment to the existing license agreements to include some amendments in the definition of "Field of Use". Also, the royalty terms were amended from 2.5% to range from 2.5% to 5%, depending on the nature of the related revenue.

              In consideration for the amendments, the Company agreed to issue 200,000 common shares which had a fair value of $74,000 at the time of the amendment. This amount was recorded as research and development expense during the year ended May 31, 2005. As of May 31, 2006, the shares had not been issued; however, the shares were subsequently issued in July 2006.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

3.     LICENSES (Continued)

       (b) On March 15, 2004, the Company entered into a collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments were made to UBC for the continuation of the research program, estimated to be approximately CDN$220,800 (USD$164,445). As at May 31, 2004, the Company had paid CDN$50,000 (USD$37,238) and charged the costs to research and development.

              On October 28, 2004, the Company and UBC amended the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

              In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CDN$110,400 (USD$87,633). As at May 31, 2005, the Company had paid/accrued and recorded CDN$110,400 (USD$87,633) to research and development costs in accordance with Amendment No. 1.

              In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400 (USD$317,828), being payable over the term of the Agreement at various stipulated intervals. As at May 31, 2006, the Company has paid CDN$301,000 (USD$256,214) for research and development costs in accordance with Amendment No. 2.

              The Company obtained financial support of up to CDN$315,000 (USD$250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at May 31, 2006, the Company had received CDN$185,391 (USD$157,806) from IRAP.

       (c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (in Note 3a above). Upon execution, the Company will issue 100,000 common shares to UBC. As at May 31, 2006, the new license agreement had not been executed and the related common shares have not been issued.

4.     PROPERTY AND EQUIPMENT

                                                                 May 31, 2006
                                              --------------------------------------------------
                                                                  Accumulated        Net Book
                                                   Cost          Depreciation         Value
       -----------------------------------------------------------------------------------------
       Furniture and fixtures                 $       62,077   $         45,972   $       16,105
       Computer equipment                            148,581            112,182           36,399
       Laboratory equipment                          990,414            704,132          286,232
       Leasehold improvements                         49,158             49,158                -
       -----------------------------------------------------------------------------------------
                                              $    1,250,230   $        911,444   $      338,786
       =========================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

4.     PROPERTY AND EQUIPMENT (continued)

                                                                 May 31, 2005
                                              --------------------------------------------------
                                                                  Accumulated        Net Book
                                                   Cost          Depreciation         Value
       -----------------------------------------------------------------------------------------
       Furniture and fixtures                 $       41,297   $         39,867   $        1,430
       Computer equipment                            110,766            101,146            9,620
       Laboratory equipment                          789,158            577,519          211,639
       Leasehold improvements                         49,158             49,158                -
       -----------------------------------------------------------------------------------------
                                              $       990,379  $        767,690   $      222,689
       =========================================================================================

       Depreciation expense for the year ended May 31, 2006 was $143,754 (2005 - $176,453).

5.     STOCKHOLDERS' EQUITY

       (a)    Common Stock

              On January 19, 2006, the stockholders of the Company during its Annual General Meeting approved an increase in its authorized capital stock from 100,000,000 million shares of capital stock consisting of 80,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share to 160,000,000 of capital stock consisting of 140,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share.

              (i) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee will receive a fee of 3% of the total number of the shares held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares are sold. The stocks may only be traded on German stock exchanges pursuant to Regulation S.

                     During the year ended May 31, 2006, a total of 1,704,689 Reg S shares were issued at a prices ranging from $0.30 to $0.51 per share for total net proceeds of $720,095 (net of agent's fees of $75,500). 200,000 shares were issued to a consultant as commission for services rendered.

                     As at May 31, 2006, 2,500,000 Reg S stocks were held in trust by the financial custodian.

              (iii) During the year ended May 31, 2006, the Company issued an aggregate of 901,405 common shares for consulting, research and development, legal and employee services with a fair value of $626,780 at the agreement dates and are being expensed over the period of completion of performance.

              (iv) During the year ended May 31, 2006, the Company issued 3,680,444 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,812,257. Of these shares, 517,377 were exercised under the cashless option of the agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (a)    Common Stock (continued)

              (v) During the year ended May 31, 2006, the Company issued 747,723 common shares pursuant to an exercise of stock purchase options for total proceeds of $152,000. Of these shares, 52,723 were exercised under the cashless option of the agreement.

              (vi) On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures were exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 accrued interest due under the Debentures. The remaining $50,000, including accrued interest of $2,278, of Debentures was repaid in cash.

              (vii) On October 6, 2005, the Company completed a private placement of 95,238 units at a price of $1.05 per unit for total proceeds of $100,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

                     The warrants had an estimated fair value of $64,208 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 81.23%, discount rate: 5.25% and call option value: $0.67.

                     In connection with the private placement, the Company issued to the finder 9,524 units.

                     The warrants had an estimated fair value of $2,306 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 87.29%, discount rate: 5.25% and call option value: $0.24.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (a)    Common Stock (continued)

                     In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. In a separate transaction, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively. The 39,994 and 100,000 common shares have been included in
                     Note 5(a)(iii).

                     The warrants related to this private placement, 7,684,995 in aggregate, had an estimated fair value of $2,245,749 based on the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 81.20% and 57.41% for Series A and B, respectively, discount rate: 5.25% for both Series A and B and call option value: $0.32 and $0.26 for Series A and B, respectively.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (b)    Warrants

              The following table summarizes information about the warrants issued by the Company:

                                                                                Weighted
                                                                                 Average
                                                                Number of       Exercise
                                                                   Shares          price
                                                            ------------------------------
              Balance, May 31, 2004                             9,386,449           0.60

              Issued - convertible debentures                   1,851,500           0.25
              Issued - finders' fees                               10,000           0.75
              Issued - services rendered                        5,270,000           0.32
              Exercised                                        (2,310,710)          0.26
              Expired                                          (7,043,220)          0.65
                                                            ------------------------------

              Balance, May 31, 2005 - Regular                   7,164,019           0.45
              Balance, May 31, 2005 - Series "A"                3,374,999           0.66
              Balance, May 31, 2005 - Series "C"                  674,997           0.66
                                                            ------------------------------

              Balance, May 31, 2005                            11,214,015           0.53

              Regular:
                 Issued - services rendered                     5,050,000           0.43
                 Issued - private placement                        95,238           1.55
                 Issued - finder's fee                              9,524           1.55
                 Exercised                                     (1,599,290)          0.40
                 Expired                                          (30,000)          0.30
              Series "A":
                 Issued - private placement                     3,842,498           0.65
                 Issued - finder's fee                             62,500           0.65
                 Exercised                                     (1,921,777)          0.66
              Series "B":
                 Issued - private placement                     3,842,498           0.70
                 Issued - finder's fee                             62,500           0.70
              Series "C":
                 Exercised                                       (445,692)          0.66
                                                            ------------------------------

              Balance, May 31, 2006 - Regular                  10,689,491           0.46
              Balance, May 31, 2006 - Series "A"                5,358,220           0.65
              Balance, May 31, 2006 - Series "B"                3,904,998           0.70
              Balance, May 31, 2006 - Series "C"                  229,305           0.66
                                                            ------------------------------

              BALANCE, MAY 31, 2006                            20,182,014           0.55
                                                            ==============================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (b)    Warrants (continued)

              During the year ended May 31, 2006, the Company issued 4,150,000 warrants for consulting services and 900,000 warrants for research and development services rendered to the Company. The warrants issued for consulting services have exercise prices ranging from $0.50 to $0.85 per share and the warrants issued for research and development services have an exercise price of $0.01. These warrants had an estimated fair value of $2,067,663 based on the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the 4,150,000 warrants are: volatility: 62.72% - 90.01%, discount rate: 5.25% and call option value: $0.18 - $0.59. The assumptions used in the Black-Scholes option pricing model for the 900,000 warrants are: volatility:
              62.77%, discount rate: 5.25% and call option value: $0.85.

              During the year ended May 31, 2006, the board of directors approved an extension to the expiry date of the following outstanding warrants:

                  Number of Warrants            From                      To
                 --------------------    --------------------    --------------------
                        366,800             April 30, 2006          July 31, 2006

                         71,429             March 8, 2006         September 8, 2006

                       1,000,000           November 5, 2005        November 5, 2006

                        500,000            October 24, 2005        October 24, 2006

                         75,000           September 2, 2005       September 2, 2006

              As a result of the warrant extensions, the Company recognized $149,013 and $45,831 of public relations expense and finance fees, respectively.

       (c)    Stock Options

              The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed seven years from the date of grant. Stock options granted generally vest over a period of two years.

              During fiscal 2006, the Company granted an aggregate of 11,185,000 stock options to employees and directors of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.20 to $1.10 per share, vests immediately or at a specified time, and expires up to seven years from date of grant or the term of agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (c)    Stock Options (continued)

              Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

              Compensation cost related to the stock options granted to employees during the year ended May 31, 2006 was charged to operations at the awards' intrinsic value of $1,079,143 (2005 - $155,978).

              A summary of the weighted average fair value of stock options granted during the year ended May 31, 2006 is as follows:

              ----------------------------------------------------------------------------------
                                                                            Weighted    Weighted
                                                                             Average     Average
                                                                            Exercise        Fair
                                                                               Price       Value
              ----------------------------------------------------------------------------------
              Exercise price equals market price at grant date:              $ 0.80      $ 0.80

              Exercise price greater than market price at grant date:        $ 0.85      $ 0.84

              Exercise price less than market price at grant date:           $ 0.49      $ 0.63
              ==================================================================================

              A summary of the weighted average fair value of stock options granted during the year ended May 31, 2005 is as follows:

              ----------------------------------------------------------------------------------
                                                                            Weighted    Weighted
                                                                             Average     Average
                                                                            Exercise        Fair
                                                                               Price       Value
              ----------------------------------------------------------------------------------

              Exercise price equals market price at grant date:              $ 0.30      $ 0.30

              Exercise price greater than market price at grant date:        $ 0.26      $ 0.21

              Exercise price less than market price at grant date:           $ 0.25      $ 0.29
              ==================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

5.     STOCKHOLDERS' EQUITY (continued)

       (c)    Stock Options (continued)

              Summary of employee stock options information for the years ended May 31, 2006 and 2005 is as follows:


              -----------------------------------------------------------------------------
                                                                         Weighted Average
                                                              Shares       Exercise Price
              -----------------------------------------------------------------------------
              Options outstanding, May 31, 2004              4,255,000          0.47
              Options granted                                3,900,000          0.28
              Options exercised                                (75,000)         0.30
              Options expired                                 (300,000)         1.00
              -----------------------------------------------------------------------------

              Options outstanding, May 31, 2005              7,780,000          0.35
              Options granted                               11,185,000          0.50
              Options exercised                               (760,000)         0.22
              Options expired                               (1,820,000)         0.27

              Options outstanding, May 31, 2006             16,385,000          0.46
              =============================================================================

              The following summarizes information about the stock options outstanding and exercisable at May 31, 2006:


                               Options Outstanding                                   Options Exercisable
                                                      Weighted
                                                       Average     Weighted                       Weighted
                Range of             Number of       Remaining      Average         Number of      Average
                Exercise               Options     Contractual     Exercise           Options     Exercise
                 Prices            Outstanding       Life (yr)        Price       Exercisable        Price
              -----------------------------------------------------------------------------------------------
                 $0.17                 950,000         1.41          $0.17           950,000        $0.17
                 $0.20               1,330,000         3.71          $0.20         1,330,000        $0.20
                 $0.21                 500,000         1.89          $0.21           500,000        $0.21
                 $0.30               1,995,000         3.26          $0.30         1,995,000        $0.30
                 $0.40               3,915,000         4.92          $0.40         2,115,000        $0.40
                 $0.50                 550,000         1.28          $0.50           550,000        $0.50
                 $0.55                 650,000         1.50          $0.55           650,000        $0.55
                 $0.60               5,400,000         6.81          $0.60         2,900,000        $0.60
                 $0.75                 200,000         4.90          $0.75           175,000        $0.75
                 $0.80                 160,000         4.51          $0.80           135,000        $0.80
                 $0.85                 175,000         4.74          $0.85           175,000        $0.85
                 $1.00                 510,000         0.53          $1.00           510,000        $1.00
                 $1.10                  50,000         4.48          $1.10           $50,000        $1.10
              -----------------------------------------------------------------------------------------------
                 $0.17 - $1.10      16,385,000         4.55          $0.46        12,035,000        $0.44
              ===============================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

6.     TERMINATION OF ACQUISITION OF SAHAJANAND MEDICAL TECHNOLOGIES INC.

       On March 1, 2005, the Company entered into a share acquisition letter of intent ("Letter") with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India. Pursuant to the Letter, the Company would issue 44,500,000 shares of the Company's common stock in exchange for 100% of the outstanding equity of SMT subject to certain conditions.

       On January 31, 2006, the Letter was terminated by mutual agreement of both companies.

       During the year ended May 31, 2006, project acquisition costs of $85,102 which represented direct costs incurred and capitalized in the proposed acquisition were charged to general and administrative expenses as a result of the termination.

7.     RELATED PARTY TRANSACTIONS

       The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

       During the year ended May 31, 2006, the Company paid or accrued $757,859 (2005 - $445,904) of management and consulting fees to 4 directors and officers of the Company. Of this amount, $201,987 (2005 - $158,718) was charged to research and development. Included in accounts payable is $9,106 (2005 - $nil).

       As at May 31, 2005, $17,500 was due from the Chief Financial Officer of the Company. This amount was repaid in full during the current fiscal year.

8.     INCOME TAXES

       The parent Company is subject to income taxes in the United States while its subsidiaries are subject to income taxes in Canada and Israel. U.S. federal net operating loss carryforwards of approximately $18,701,000, if not utilized to offset taxable income in future periods, expire between 2021 and 2026. Canadian net operating loss carryforwards of approximately $4,710,000, if not utilized to offset taxable income in future periods, expire between the years 2008 and 2026 and Israeli net operating losses of approximately $662,000 can be carried forward indefinitely to offset future taxable income. Canadian undeducted scientific research and experimental development ("SRED") expenditures of approximately $2,660,000 can be carried forward indefinitely to offset future taxable income. In addition, Canadian non-refundable SRED investment tax credits of approximately $873,000, if not utilized to reduce Canadian taxes payable in future periods, expire between the years 2008 and 2026.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

8.     INCOME TAXES (continued)

       The following is a reconciliation between the expected and actual income tax benefits using the applicable average statutory income tax rates of 34% and 35% for the years ended May 31, 2006 and 2005, respectively:

                                                                        2006                 2005
                                                           ---------------------------------------
          Income tax benefit at statutory rate              $     (3,081,000)   $      (2,313,000)
          Foreign rate differential                                    3,000              (12,000)
          Temporary and permanent differences, net                    64,000              140,000
          Acquisition intangibles                                          -              596,000
          Research and development                                         -              279,000
          Change in valuation allowance                            3,014,000            1,310,000
                                                           ---------------------------------------

                                                            $              -    $               -
                                                           =======================================

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at May 31, 2006 and 2005:

                                                                        2006                 2005
                                                           ---------------------------------------

          Tax benefit relating to net operating loss
            carryforwards undeducted SRED expenditures
            and SRED investment tax credit carryforwards    $      9,961,000    $       5,439,000
          Plant and equipment                                         91,000              151,000
          Stock option compensation                                        -              304,000
          Valuation allowance                                    (10,052,000)          (5,894,000)
                                                           ---------------------------------------

                                                            $              -    $               -
                                                           =======================================

       Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382. It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future income.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

9.     COMMITMENTS AND CONTINGENCIES

       (a) The Company has obligations under two long-term premises leases that expire in November 2006 and December 2010. The aggregate minimum rent payments for the next five years ending May 31 are as follows:

                   2007                                 $      115,500
                   2008                                        102,700
                   2009                                        102,700
                   2010                                        102,700
                   2011                                         60,000
                                                       ----------------
                   Total                                $      483,600
                                                       ================

              The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 and long-term portion of $27,609 and is being amortized over the term of the lease. During the year ended May 31, 2006, amortization of $4,714 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the year ended May 31, 2006 was $172,024 (2005 - $137,797).

       (b) On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. The Company agreed to issue 4,200,000 common shares in exchange for all of the issued and outstanding shares of SagaX. The 4,200,000 shares will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The Company has also agreed to pay $145,000
              (paid) of SagaX's vendor debt owed to its parent company.

              As of May 31, 2006, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been satisfied.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

9.     COMMITMENTS AND CONTINGENCIES (continued)

       (c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

              The statement of claim, arising from a settlement agreement dated September 14, 2001, seeks the exchange of 3,192,399 common shares of the Company for 3,192,399 shares in the capital of one of the Company's subsidiaries or, alternatively, damages and costs.

              The Company and M-I attended a court hearing in chambers during April 2003 on a summary trial application by the plaintiff for an order for a declaration of specific performance that the plaintiff is entitled to an exchange of 3,192,399 common shares of M-I for 3,192,399 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001. The plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

              On May 16, 2003, the Company delivered a Take-Over Bid Circular (the "Circular") to the plaintiff, offering to exchange its common shares of M-I for shares in the Company pursuant to British Columbia securities laws and regulations. In late May 2003, after the judgment was received, the Company asked the plaintiff to submit its M-I share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgment and exchange its shares in accordance with British Columbia securities laws and regulations.

              On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 common shares of M-I on a one-for-one basis. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003.

              In a counterclaim filed in the Supreme Court of British Columbia, the Company continues to dispute the plaintiff's entitlement to the 3,192,399 M-I shares and any Company shares that he may received pursuant to court order.

              No gain or loss provisions have been provided as of May 31, 2006 as the outcome of this legal proceeding is uncertain at this time.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

10.    GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses consisted of the following for the years ended May 31, 2006 and 2005:

                                                                                    2006                 2005
                                                                       ---------------------------------------
         Legal                                                          $        426,776    $         195,379
         Public relations, financing and corporate development                 2,657,383              935,337
         Management fees                                                         524,113              261,883
         Consulting                                                              443,559              692,690
         Audit                                                                   281,620               51,110
         Operating expenses                                                      815,918              483,125
                                                                       ---------------------------------------

                                                                        $      5,149,369    $       2,619,524
                                                                       ======================================

       General and administrative expenses include $1,517,090 (2005 - $322,202) and $218,503 (2005 - $390,429) of amortized deferred compensation in public relations and consulting, respectively. For the year ended May 31, 2006, $989,543 (2005 - $100,736) of general and administrative expense was included in stock-based compensation in the statement of operations.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                       ---------------------------------------------------

                                                            Period from
                                                              inception
                                                           (January 20,           Years ended May 31,
                                                           1999) to May    -------------------------------
                                                               31, 2006             2006             2005
                                                       ---------------------------------------------------
         SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid in cash                         $        33,881   $       4,198   $            -
           Income taxes paid in cash                                   -               -                -
                                                       ===================================================

         SUPPLEMENTAL NON-CASH INVESTING
           AND FINANCING ACTIVITIES:
           Debt settlement with shares                   $       621,375   $           -   $            -
           Gain on extinguishment of debt                        462,249               -                -
           Conversion of convertible debentures
               and accrued interest to common shares             740,810         740,810                -
           Shares issued for services                          3,357,897         671,582          545,028
           Warrants issued for services                        3,690,491       1,298,856          917,164
           Subscriptions received                                594,935               -                -
                                                       ===================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2006
--------------------------------------------------------------------------------

12.    SUBSEQUENT EVENTS

       (a) Through July 2006, the Company issued 177,644 common shares pursuant to a cashless exercise of 291,500 stock purchase warrants at a price of $0.25.

       (b) Through July 2006, the Company issued 145,716 common shares for research and development and consulting services for a total value of $92,584.

       (c) In July 2006, the Company issued 200,000 common shares pursuant to the amendment of the existing license agreements (included in Note 3(a)).

       (d) On July 10, 2006, the Company completed a non-brokered private placement of an aggregate of 620,000 units at the price of $0.50 per unit. Each unit is comprised of one common share together with one share purchase warrant. Each warrant entitles the holder to purchase one common share at a price of $0.75 per share for a period which is the earlier of (i) 18 months from July 10, 2006 and (ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".

       (e) In June 2006, the Company granted 470,000 stock options to employees at an exercise price of $0.67 with a fair value of $179,612.

         MIV THERAPEUTICS INC.
         (A development stage company)

         Consolidated Financial Statements
         (Expressed in U.S. Dollars)

         May 31, 2005 and 2004




         INDEX
         -----

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


Vancouver, Canada                                       /s/ Ernst & Young LLP
August 18, 2005 except for                              Chartered Accountants
Notes 15 and 6d which are as of October 20, 2005


                        A MEMBER OF ERNST & YOUNG GLOBAL


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Balance Sheets
May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
------------------------------------------------------------------------------------------------------------
                                                                                2005                   2004
------------------------------------------------------------------------------------------------------------
(See Note 1 - Basis of Presentation)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $     492,709          $   2,034,530
  Accounts receivable                                                         33,742                 13,336
  Due from related party  (Note 8)                                            17,500                      -
  Prepaid expenses and deposits                                               41,139                254,659
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                         585,090              2,302,525

PROJECT ACQUISITION COSTS (Note 13)                                           53,426                      -

PROPERTY AND EQUIPMENT (Note 5)                                               222,689               177,549
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $      861,205         $   2,480,074
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables                                  $      307,369         $     170,871
  Due to related parties (Note 8)                                                   -                13,585
  Convertible debentures (Note 7)                                             756,080                     -
------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   1,063,449               184,456

COMMITMENTS AND CONTINGENT LIABILITIES  (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK (Note 6)
  Authorized:
     80,000,000 common shares with a par value of $0.001
     20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
     50,517,020 common shares at May 31, 2005 and
     40,092,993 common shares at May 31, 2004                                  50,517                40,093

ADDITIONAL PAID-IN CAPITAL                                                 22,383,581            18,032,242

DEFERRED COMPENSATION                                                        (556,138)             (190,375)

COMMON STOCK ISSUABLE  (Note 3 and 4)                                         139,000                     -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (22,033,109)          (15,424,227)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                         (186,095)             (162,115)
------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (202,244)            2,295,618
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      861,205         $   2,480,074
============================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $         $             $          $             $          $            $
BALANCE, January 20, 1999                -            -            -          -          -           -               -            -
Issuance of common stock
  for cash                      12,217,140       12,217      920,826          -          -           -               -      933,043
Common shares issuable
  pursuant to anti-dilution
  provision                              -            -            -          -     45,676           -               -       45,676
Comprehensive income (loss):
  Loss for the period                    -            -            -          -          -           -        (179,544)    (179,544)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 1999           12,217,140       12,217      920,826          -     45,676           -        (179,544)     799,175
Issuance of common stock:                                                                                                         -
- for cash                         828,350          828      693,392          -          -           -               -      694,220
- for services rendered            420,000          420      287,700          -          -           -               -      288,120
- for settlement of agreement       99,500          100       68,157          -          -           -               -       68,257
Common shares issuable pursuant
   to anti-dilution provision            -            -            -          -    210,487           -               -      210,487
Subscriptions received                   -            -            -          -    249,800           -               -      249,800
Stock options granted                    -            -       54,600    (54,600)         -           -               -            -
Amortization of stock-based
  compensation                           -            -            -     23,780          -           -               -       23,780
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -            -            -          -          -        (731)              -         (731)
  Loss for the year                      -            -            -          -          -           -      (1,602,492)  (1,602,492)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2000           13,564,990       13,565    2,024,675    (30,820)   505,963        (731)     (1,782,036)     730,616
------------------------------------------------------------------------------------------------------------------------------------

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $         $             $          $          $            $             $
BALANCE, May 31, 2000           13,564,990       13,565    2,024,675    (30,820)    505,963        (731)    (1,782,036)     730,616
Issuance of common stock:
- for cash                       1,865,000        1,865    1,660,235          -           -           -              -    1,662,100
- for settlement of agreement       62,000           62       42,470          -           -           -              -       42,532
- for conversion of
    subscription receivable        269,800          270      249,530          -    (249,800)          -              -            -
Common shares issuable                   -            -            -          -      53,100           -              -       53,100
Subscriptions received                   -            -            -          -      57,825           -              -       57,825
Stock options granted                    -            -      112,600          -           -           -              -      112,600
Common shares issuable pursuant
  to anti-dilution provision             -            -            -          -      25,147           -              -       25,147
Amortization of stock-based
  compensation                           -            -            -     20,183           -           -              -       20,183
Beneficial conversion on
  related party loan                     -            -      850,000          -           -           -              -      850,000
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -                         -          -           -      30,027              -       30,027
  Loss for the year                      -                         -          -           -           -     (3,911,601)  (3,911,601)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                  -
Balance prior to
  recapitalization              15,761,790       15,762    4,939,510    (10,637)     392,235     29,296     (5,693,637)    (327,471)
Minority interest of M-I
  Vascular Innovations, Inc.    (6,751,790)      (6,752)  (1,906,150)         -     (392,235)         -      1,744,526     (560,611)
------------------------------------------------------------------------------------------------------------------------------------

Total relating to final M-I
  Vascular Innovations, Inc.,
  May 15, 2001                   9,010,000        9,010    3,033,360    (10,637)           -     29,296     (3,949,111)    (888,082)
DBS Holdings, Inc. (MIV
  Therapeutics, Inc.)
  shareholders at May 15, 2001  11,085,500       11,086      150,104          -            -          -       (193,910)     (32,720)
Share redemption pursuant to
  share exchange and financial
  agreement                     (5,500,000)      (5,500)    (150,104)         -            -          -        (64,396)    (220,000)
Subscriptions received                   -            -            -          -    1,070,000          -              -    1,070,000
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2001           14,595,500       14,596    3,033,360    (10,637)   1,070,000     29,296     (4,207,417)     (70,802)
------------------------------------------------------------------------------------------------------------------------------------

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $         $            $          $            $           $             $
BALANCE, May 31, 2001           14,595,500       14,596    3,033,360    (10,637)   1,070,000     29,296     (4,207,417)     (70,802)
Issuance of common stock:
- for subscription received        713,333          713    1,069,287          -   (1,070,000)         -              -            -
- for cash                          35,000           35       52,465          -            -          -              -       52,500
- for settlement of related
    party loan                   1,133,333        1,133      848,867          -            -          -              -      850,000
- for finders' fees                113,334          113      236,755          -            -          -              -      236,868
- for services rendered             75,000           75      164,925          -            -          -              -      165,000
Stock option granted                     -            -    2,552,073   (322,439)           -          -              -    2,229,634
Amortization of stock-based
  compensation                           -            -            -     248,331           -          -              -      248,331
Subscriptions received                   -            -            -          -      256,066          -              -      256,066
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -            -            -          -            -    (56,211)             -      (56,211)
  Loss for the year                      -            -            -          -            -          -     (3,929,466)  (3,929,466)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2002           16,665,500       16,665    7,957,732    (84,745)     256,066    (26,915)    (8,136,883)     (18,080)
Issuance of common stock:
- for cash                       2,452,523        2,453      892,305          -            -          -              -      894,758
- for services rendered          1,789,777        1,790      538,251    (13,333)           -          -              -      526,708
- for license fee                  750,000          750      248,677          -            -          -              -      249,427
- for subscriptions received       640,165          640      193,499          -     (256,066)         -              -     (61,927)
- for settlement of debt           235,294          235      110,600          -            -          -              -      110,835
- in exchange of MI shares       2,043,788        2,044      639,299          -            -          -       (642,042)        (699)
Stock option granted                     -            -      257,032     (5,975)           -          -              -      251,057
Subscriptions received                   -            -            -          -       31,244          -              -       31,244
Warrants issued for services             -            -      659,673    (29,341)           -          -              -      630,332
Amortization of stock-based                                                                                                       -
  compensation                           -            -            -     84,745            -          -              -       84,745
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -            -            -          -            -    (24,834)             -      (24,834)
  Loss for the year                      -            -            -          -            -          -     (3,173,411)  (3,173,411)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2003           24,577,047       24,577   11,497,068    (48,649)      31,244    (51,749)   (11,952,336)    (499,845)
------------------------------------------------------------------------------------------------------------------------------------

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------

                                               $         $            $          $            $           $             $
BALANCE, May 31, 2003           24,577,047       24,577   11,497,068    (48,649)    31,244      (51,749)   (11,952,336)    (499,845)
Issuance of common stock:
- for private placements and
    subscriptions                9,423,079        9,423    3,558,439          -    (31,244)           -              -    3,536,618
- for services                   2,394,456        2,395    1,145,731   (525,750)         -            -              -      622,376
- for settlement of debt           100,000          100       11,900          -          -            -              -       12,000
- in exchange of MI shares       1,398,411        1,398      502,030          -          -            -                     503,428
- for warrants exercised         2,100,000        2,100      408,900          -          -            -              -      411,000
- for options exercised            100,000          100       33,400          -          -            -              -       33,500
Stock option granted to
  consultants                            -            -       59,976          -          -            -              -       59,976
Warrants issued for services                                 814,798   (505,938)                                            308,860
Amortization of deferred
  compensation                           -            -            -    889,962          -            -              -      889,962
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -            -            -          -          -     (110,366)             -     (110,366)
  Loss for the year                      -            -            -          -          -            -     (3,471,891)  (3,471,891)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2004           40,092,993       40,093   18,032,242   (190,375)         -     (162,115)   (15,424,227)   2,295,618
------------------------------------------------------------------------------------------------------------------------------------

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2005
(EXPRESSED IN U.S. DOLLARS)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  Other        Deficit        Total
                                                                                                Compre-    Accumulated       Stock-
                                     Common Stock         Additional   Deferred     Common      hensive     During the     holders'
                               ------------------------      Paid-in    Compen-      Stock       Income    Development       Equity
                                Shares          Amount       Capital     sation   Issuable       (Loss)          Stage      Deficit
------------------------------------------------------------------------------------------------------------------------------------
                                               $         $            $          $            $           $             $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2004           40,092,993       40,093   18,032,242   (190,375)         -     (162,115)   (15,424,227)   2,295,618
Issuance of common stock:
- for share subscriptions          904,215          904      217,499          -          -            -              -      218,403
- for exercise of warrants       2,320,710        2,321      605,064          -          -            -              -      607,385
- for exercise of options           75,000           75       22,425          -          -            -              -       22,500
- for services                   1,904,703        1,905      543,123   (194,968)    74,000            -              -      424,060
- for finder's fee on private
    placements completed in
    prior year                      10,000           10         (10)          -          -            -              -            -
- in exchange of MI shares
    (Note 6)                     3,209,399        3,209      613,376          -          -            -              -      616,585
- for acquisition of SagaX
    (Note 3)                     2,000,000        2,000      938,000          -     65,000            -              -    1,005,000
Fair value of warrants attached
  to Convertible debentures
  (Note 7)                               -            -       48,920          -          -            -              -       48,920
Warrants issued for services             -            -      917,164   (917,164)         -            -              -            -
Stock options granted                    -            -      155,978          -          -            -              -      155,978
Amortization of deferred
  compensation                           -            -            -    746,369          -            -              -      746,369
Beneficial conversion feature
  of convertible debentures
  (Note 7)                               -            -      289,800          -          -            -                     289,800
Comprehensive income (loss):
  Foreign currency translation
    adjustment                           -            -            -          -          -      (23,980)             -      (23,980)
  Loss for the year                      -            -            -          -          -            -     (6,608,882)  (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2005           50,517,020       50,517   22,383,581   (556,138))  139,000     (186,095)   (22,033,109)    (202,244)
====================================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Operations
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Period
                                                                                        from
                                                                                   inception
                                                                                 (January 20
                                                                                    1999) to
                                                                                      May 31
                                                                                        2005              2005              2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (As restated
                                                                                see Note 15)

EXPENSES
  General and administrative (Note 8 and 12)                                  $   11,042,504     $   2,619,524     $   2,590,779
  Research and development                                                         5,310,765         1,523,166           709,003
  Stock-based compensation                                                         3,234,694           155,978            59,976
  Depreciation                                                                       754,742           176,453           146,783
  Interest expense                                                                   879,683                 -             3,876
  Licenses acquired charged to operations                                            479,780                 -                 -
  Finance cost on convertible debentures (Note 7)                                    382,307           382,307
  Purchased in-process research and development (Note 3 and 6)                     2,205,013         1,701,585           503,428
---------------------------------------------------------------------------------------------------------------------------------

                                                                                  24,289,488         6,559,013         4,013,845
---------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                             (24,289,488)       (6,559,013)       (4,013,845)

GAIN ON EXTINGUISHMENT OF DEBT                                                       462,249                 -           462,249

INTEREST INCOME                                                                       54,928             5,161                 -

GAIN (LOSS) ON FOREIGN EXCHANGE                                                       88,715           (55,030)           79,705
---------------------------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                                       (23,683,596)       (6,608,882)       (3,471,891)

MINORITY INTEREST SHARE OF LOSS                                                      806,310                 -                 -
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                                         $  (22,877,286)    $  (6,608,882)    $  (3,471,891)
=================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                                         $        (1.16)    $       (0.15)$           (0.11)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                                             19,668,319        42,881,975        31,024,826
=================================================================================================================================

(THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS)


MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Statements of Cash Flows
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Period from
                                                                                    inception
                                                                                  (January 20
                                                                                     1999) to
                                                                                       May 31
                                                                                         2005              2005             2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (As restated
                                                                                 see Note 15)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                                    $   (22,877,286)   $   (6,608,882)  $   (3,471,891)
  Adjustments to reconcile loss to
    net cash used in operating activities:
    - stock-based compensation                                                      4,871,025           902,347          949,938
    - stock issued for other than cash                                              4,043,612           424,060          943,235
    - interest expense on related party loan                                          850,000                 -                -
    - depreciation                                                                    754,742           176,453          146,783
    - leasehold improvements written down                                              13,300                 -                -
    - purchased in-process research and development                                 2,125,013         1,621,585          503,428
    - intangible asset impairment                                                     150,000
    - gain on extinguishment of debt                                                 (462,249)                -         (462,249)
    - provision for bad debt                                                          160,000                 -          160,000
    - beneficial conversion feature on convertible debenture (Note 7)                 289,800           289,800                -
    - minority interest                                                              (806,310)                -                -
  Changes in non-cash working capital items:
    - accounts receivable                                                            (193,993)          (20,406)          (7,946)
    - due from related party                                                          (17,500)          (17,500)               -
    - prepaid expenses and deposits                                                   (41,697)          213,520         (207,719)
    - accounts payable and other payables                                             330,221           136,498         (279,851)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (10,811,322)       (2,882,525)      (1,726,272)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                               9,380,307           848,288        3,981,118
  Due to related parties                                                              850,000           (13,585)        (123,398)
  Proceeds from convertible debentures (Note 7)                                       805,000           805,000                -
  Project acquisition costs                                                           (53,426)          (53,426)               -
  Cash acquired in reverse acquisition                                                 13,824                 -                -
  Subscriptions received                                                            1,357,310                 -                -
  Common stock redemption                                                            (120,000)                -                -
  Loan payable                                                                        500,000                 -                -
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          12,733,015         1,586,277        3,857,720
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of license                                                             (200,000)                -                -
  Purchase of property and equipment                                               (1,000,573)         (221,593)         (17,078)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (1,200,573)         (221,593)         (17,078)
---------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                                      (228,411)          (23,980)         (91,454)
---------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      492,709        (1,541,821)       2,022,916
CASH AND CASH EQUIVALENTS, beginning of year                                                -         2,034,530           11,614
---------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                        $       492,709    $      492,709   $    2,034,530
=================================================================================================================================

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

5.     PROPERTY AND EQUIPMENT

                                                                   2005                                 2004
                                            ---------------------------------------------------   ----------------
                                                                     Accumulated       Net book          Net book
                                                      Cost          Amortization          value             value
       -----------------------------------------------------------------------------------------------------------
       Furniture and fixtures                $      41,297      $         39,867  $       1,430   $         8,751
       Computer equipment                          110,766               101,146          9,620             2,977
       Laboratory equipment                        789,158               577,519        211,639           163,922
       Leasehold improvements                       49,158                49,158              -             1,899
       -----------------------------------------------------------------------------------------------------------
                                             $     990,379      $        767,690  $     222,689   $       177,549
       ===========================================================================================================

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

       (b)    Warrants

              The following table summarizes information about the warrants issued by the Company:

                                                                       Number of      Weighted Average
                                                                         Shares        Exercise price
                                                                   ------------------------------------
              Balance, May 31, 2003                                     10,717,821          0.62

              Issued - private placement                                 2,181,164          0.75
              Issued - finders' fees                                        55,714          0.60
              Issued - services rendered                                 3,375,000          0.40
              Exercised                                                 (2,100,000)        (0.20)
              Expired                                                   (4,843,250)        (0.75)
                                                                   ------------------------------------

              Balance, May 31, 2004                                      9,386,449          0.60
                                                                   ------------------------------------


                                                                       Number of      Weighted Average
                                                                         Shares        Exercise price
                                                                   ------------------------------------
              Balance, May 31, 2004                                      9,386,449          0.60

              Issued - convertible debentures (Note 7)                   1,851,500          0.25
              Issued - finders' fees                                        10,000          0.75
              Issued - services rendered                                 5,270,000          0.32
              Exercised                                                 (2,310,710)         0.26
              Expired                                                   (7,043,220)         0.65
                                                                   ------------------------------------

              Balance, May 31, 2005 - Regular                            7,164,019          0.45
              Balance, May 31, 2005 and 2004 - Series "A"                3,374,999          0.66
              Balance, May 31, 2005 and 2004 - Series "C"                  674,997          0.66
                                                                   ------------------------------------

              Balance, May 31, 2005                                     11,214,015          0.53
                                                                   ====================================

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

              The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model assuming no dividend yield and the following weighted average assumptions:

                                                     2005       2004
                                                   --------   --------

                        Risk-free interest rate      3.50%      5.25%
                        Expected life (in years)    3 years    5 years
                        Expected volatility         78.58%    136.11%

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

              A summary of the weighted average fair value of stock options granted during the year ended May 31, 2005 is as follows:

              --------------------------------------------------------------------------------------------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
                                                                                        Exercise            Fair
                                                                                           Price           Value
              --------------------------------------------------------------------------------------------------
              Exercise price equals market price at grant date:                         $  0.30         $  0.30

              Exercise price greater than market price at grant date:                   $  0.26         $  0.21

              Exercise price less than market price at grant date:                      $  0.25         $  0.29
              ==================================================================================================

              A summary of the weighted average fair value of stock options granted during the year ended May 31, 2004 is as follows:

              --------------------------------------------------------------------------------------------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
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

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.     STOCKHOLDERS' EQUITY (CONTINUED)

       (c)    Stock Options (continued)

              Summary of employee stock options information for the period from inception to May 31, 2005 is as follows:

              -------------------------------------------------------------------------------------------------
                                                                                              Weighted Average
                                                                               Shares          Exercise Price
              -------------------------------------------------------------------------------------------------
              Options outstanding, May 31, 2003                              4,175,000              0.53

              Options granted                                                  995,000              0.35
              Options exercised                                               (100,000)             (0.34)
              Options cancelled                                               (565,000)             (0.74)
              Options expired                                                 (250,000)             (0.67)
              -------------------------------------------------------------------------------------------------

              Options outstanding, May 31, 2004                              4,255,000              0.47

              Options granted                                                3,900,000              0.28
              Options exercised                                                (75,000)             0.30
              Options expired                                                 (300,000)             1.00
              -------------------------------------------------------------------------------------------------

              Options outstanding, May 31, 2005                              7,780,000              0.35
              =================================================================================================

              The following summarizes information about the stock options outstanding and exercisable at May 31, 2005:

                                     Options Outstanding                                  Options Exercisable
                                                           Weighted
                                                            Average     Weighted                       Weighted
                   Range of              Number of        Remaining      Average         Number of      Average
                   Exercise                options      Contractual     Exercise           options     Exercise
                    Prices             Outstanding        Life (yr)        Price       Exercisable        Price
              --------------------------------------------------------------------------------------------------
                         $ 0.17            950,000           1.93         $ 0.17           950,000       $ 0.17
                         $ 0.20          1,400,000           4.71         $ 0.20         1,400,000       $ 0.20
                         $ 0.21            500,000           2.89         $ 0.21           500,000       $ 0.21
                         $ 0.30          2,920,000           4.18         $ 0.30         2,320,000       $ 0.30
                         $ 0.40            300,000           4.51         $ 0.40           230,000       $ 0.40
                         $ 0.50            550,000           2.28         $ 0.50           550,000       $ 0.50
                         $ 0.55            650,000           2.50         $ 0.55           650,000       $ 0.55
                         $ 1.00            510,000           1.53         $ 1.00           510,000       $ 1.00
              --------------------------------------------------------------------------------------------------
                  $0.17 - $1.00          7,780,000           3.30         $ 0.35         7,110,000       $ 0.35
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

Notes to Consolidated Financial Statements
Years Ended May 31, 2005 and 2004
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

6.     STOCKHOLDERS' EQUITY (CONTINUED)

       (d)    Pro-forma Disclosure

              Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro-forma net loss and pro-forma net loss per share would have been reflected as follows:


              ---------------------------------------------------------------------------------------------------
                                                                                     2005                   2004
              ---------------------------------------------------------------------------------------------------
              Net loss, as reported                                         $  (6,608,882)         $  (3,471,891)
                Add: Stock-based employee compensation expense
                included in reported net loss above, net of related
                tax effects                                                       155,978                  6,700

                Deduct: Total stock-based employee compensation
                expense determined under fair value based method for
                all awards, net of related tax effects                           (481,427)              (226,962)
              ---------------------------------------------------------------------------------------------------

              Pro-forma loss for the year                                   $  (6,934,331)         $  (3,251,629)
              ===================================================================================================

              Pro-forma basic and diluted loss per share                            (0.16)                 (0.10)
              ===================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

       Following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rates of 35% for the years ended May 31, 2005 and 2004:

                                                                                   2005             2004
                                                                       ----------------------------------
         Income tax benefit at statutory rate                           $    (2,313,000) $    (1,156,000)
         Foreign rate differential                                              (12,000)               -
         Certain non-deductible expenses                                        140,000          140,000
         Acquisition intangibles                                                596,000                -
         Research and development                                               279,000                -
         Change in valuation allowance                                        1,310,000        1,016,000
                                                                       ----------------------------------

                                                                        $             -  $             -
                                                                       ==================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

9.     INCOME TAXES (CONTINUED)

       The Company's total deferred tax asset is as follows:

                                                                                   2005             2004
                                                                       ----------------------------------
         Tax benefit relating to net operating loss
            carryforward                                                $     5,439,000  $     4,433,000
         Plant and equipment                                                    151,000          151,000
         Stock option compensation                                              304,000                -
         Valuation allowance                                                 (5,894,000)      (4,584,000)
                                                                       ----------------------------------

                                                                        $             -  $             -
                                                                       ==================================

       Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382. It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future income.

10.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                       ---------------------------------------------------
                                                             Period from
                                                               inception
                                                            (January 20,
                                                                1999) to
                                                                 May 31,
                                                                    2005            2005             2004
                                                       ---------------------------------------------------
         SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid in cash                         $        29,683   $           -   $        3,876
           Income taxes paid in cash                                   -               -                -
                                                       ===================================================

         SUPPLEMENTAL NON-CASH INVESTING
           AND FINANCING ACTIVITIES:
           Debt settlement with shares                   $       621,375   $           -   $       12,000
           Debt forgiven                                         462,249               -          462,249
           Shares issued for service                           2,686,315         545,028        1,148,125
           Warrants issued for service                         2,391,635         917,164          814,798
           Subscriptions received                                594,935               -                -
                                                       ===================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

12.    GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses comprise the following:

                                                                                 2005             2004
                                                                       --------------------------------
         Legal                                                          $     195,379    $     146,311
         Public relations, financing and corporate development                935,337          772,493
         Management fees                                                      261,883          229,996
         Consulting                                                           692,690          856,692
         Bad debt                                                                   -          160,000
         Operating expenses                                                   534,235          425,287
                                                                       --------------------------------

                                                                        $   2,619,524    $   2,590,779
                                                                       ================================

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years Ended May 31, 2006 and 2005
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------

15.    RESTATEMENTS

       (a)    Restatement of Cumulative From Inception Balances

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

       (b)    Restatement of Pro-forma Disclosure of Stock Based Compensation

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