Form 10QSB
period 2006-08-31
MIV THERAPEUTICS INC
filed 2006-10-16
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: August 31, 2006

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                       70,495,895
            (Class)                    (Outstanding as of August 31, 2006)

                             MIV THERAPEUTICS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of August 31, 2006 (Unaudited)
   and May 31, 2006....................................................... F-2

   Consolidated statements of operations for the three months ended
   August 31, 2006 and 2005 and for the period from inception
   (January 20, 1999) to August 31, 2006 (Unaudited)...................... F-3

   Consolidated statement of stockholders' equity as of
   August 31, 2006 (Unaudited)............................................ F-4

   Consolidated statements of cash flows for the three months ended
   August 31, 2006 and 2005 and for the period from inception
   (January 20, 1999) to August 31, 2006 (Unaudited)...................... F-5

   Notes to consolidated financial statements (Unaudited)......... F-6 to F-18

Item 2   Management's Discussion and Analysis or Plan of Operation........   3

Item 3   Controls and Procedures..........................................  15

Part II  OTHER INFORMATION

Item 1   Legal Proceedings................................................  15

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds......  15

Item 3   Defaults Upon Senior Securities..................................  16

Item 4   Submission of Matters to a Vote of Security Holders..............  16

Item 5   Other Information................................................  16

Item 6   Exhibits and Reports on Form 8-K.................................  17

Signatures................................................................  18

                  MIV THERAPEUTICS INC.
                  (A development stage company)

                  Consolidated Financial Statements

                  August 31, 2006

                  (Unaudited)






                  INDEX

                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------
                                                                    August 31,           May 31,
                                                                       2006               2006
---------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    558,705      $  1,573,822
  Accounts receivable                                                    123,000            56,902
  Prepaid expenses and deposits                                           82,583            84,365
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     764,288         1,715,089

PROPERTY AND EQUIPMENT, net (Note 4)                                     339,303           338,786
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  1,103,591      $  2,053,875
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 6)                      $    416,474      $    185,624
  Deferred lease inducement - current portion (Note 7(a))                  8,081             8,081
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                424,555           193,705
---------------------------------------------------------------------------------------------------

DEFERRED LEASE INDUCEMENT (Note 7(a))                                     25,589            27,609
---------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
  Authorized:
        230,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         70,495,895 common shares at August 31, 2006 and
         68,359,964 common shares at May 31, 2006                         70,496            68,360

ADDITIONAL PAID-IN CAPITAL                                            34,346,079        33,214,382

DEFERRED COMPENSATION                                                    (73,417)         (199,569)

COMMON STOCK ISSUABLE  (Note 3(a))                                            --            74,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (33,493,776)      (31,127,944)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                    (195,935)         (196,668)
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               653,447         1,832,561
---------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,103,591      $  2,053,875
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations
(Unaudited)
-----------------------------------------------------------------------------------------------------
                                                      Period
                                                       from
                                                     inception
                                                    (January 20
                                                      1999) to             Three months ended
                                                     August 31,                August 31,
                                                       2006              2006              2005
-----------------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Notes 7 and 8)        $ 17,281,448      $  1,048,369      $  1,085,138
  Research and development                             8,853,105           839,689           341,763
  Stock-based compensation                             4,752,975           439,138           468,243
  Depreciation                                           923,558            25,062            50,320
  Interest expense and finance fees                      925,514                --                --
  Licenses acquired charged to operations                479,780                --                --
  Finance cost on convertible debentures                 382,307                --                --
  Purchased in-process research and development        2,205,013                --                --
-----------------------------------------------------------------------------------------------------
                                                      35,803,700         2,352,258         1,945,464
-----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (35,803,700)       (2,352,258)       (1,945,464)

GAIN ON EXTINGUISHMENT OF DEBT                           462,249                --                --

INTEREST INCOME                                          143,449             6,010             5,541

GAIN (LOSS) ON FOREIGN EXCHANGE                           53,739           (19,584)           13,068
-----------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST           (35,144,263)       (2,365,832)       (1,926,855)

MINORITY INTEREST SHARE OF LOSS                          806,310                --                --
-----------------------------------------------------------------------------------------------------
NET LOSS                                            $(34,337,953)     $ (2,365,832)     $ (1,926,855)
=====================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                               $      (1.25)     $      (0.03)     $      (0.04)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                 27,511,898        69,389,321        54,103,389
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other        Deficit         Total
                                                                                            Compre-     Accumulated       Stock-
                                Common Stock       Additional     Deferred     Common       hensive     During the       holders'
                         -------------------------   Paid-in       Compen-      Stock       Income      Development       Equity
                             Shares      Amount      Capital       sation      Issuable     (Loss)         Stage         (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                            $           $             $            $           $             $               $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  May 31, 2006             68,359,964    68,360     33,214,382     (199,569)     74,000     (196,668)    (31,127,944)     1,832,561
Issuance of common
  stock: (Note 5)
   - for share
     subscriptions
     - Private
     placement                910,000       910        454,090           --          --           --              --        455,000
   - for exercise
       of warrants            670,887       671           (671)          --          --           --              --             --
   - for exercise
       of options              79,294        79            (79)          --          --           --              --             --
   - for services             175,750       176        115,519      (33,346)         --           --              --         82,349
   - for license
     agreement
     (Note 3)                 300,000       300        123,700           --     (74,000)          --              --         50,000
Fair value of
  extended options                 --        --        104,865           --          --           --              --        104,865
Fair value of
  stock options
  granted                          --        --        334,273           --          --           --              --        334,273
Amortization of
  deferred
  compensation                     --        --             --      159,498          --           --              --        159,498

Comprehensive
  income (loss):
    Foreign
      currency
      translation
      adjustment                   --        --             --           --          --          733              --            733
  Net loss                         --        --             --           --          --           --      (2,365,832)    (2,365,832)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE,
  August 31, 2006          70,495,895    70,496     34,346,079      (73,417)         --     (195,935)    (33,493,776)       653,447
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                            Period
                                                                             from
                                                                           inception
                                                                          (January 20
                                                                            1999) to             Three months ended
                                                                           August 31,                August 31,
                                                                              2006              2006              2005
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $(34,337,953)     $ (2,365,832)     $ (1,926,855)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                               8,307,494           598,636           912,234
      Stock issued for other than cash                                       5,398,085           132,349           154,884
      Interest expense on related party loan                                   850,000                --                --
      Interest expense on convertible debentures                                34,730                --                --
      Fair value of extended warrants                                          194,844                --                --
      Depreciation                                                             923,558            25,062            50,320
      Leasehold improvements written down                                       13,300                --                --
      Project acquisition costs                                                     --                --            (5,096)
      Purchased in-process research and development                          2,125,013                --                --
      Intangible asset impairment                                              150,000                --                --
      Gain on extinguishment of debt                                          (462,249)               --                --
      Provision for bad debt                                                   160,000                --                --
      Beneficial conversion feature on convertible debenture (Note 7)          289,800                --                --
      Minority interest                                                       (806,310)               --                --
  Changes in operating assets and liabilities:
      Accounts receivable                                                     (283,251)          (66,098)          (11,100)
      Due from related party                                                        --                --            10,030
      Prepaid expenses and deposits                                            (83,141)            1,782           (48,015)
      Accounts payable and other payables                                      472,996           228,830            79,058
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (17,053,084)       (1,445,271)         (784,540)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                       15,979,909           455,000         5,018,744
  Due to related parties                                                       850,000                --                --
  Proceeds from (repayments of) convertible debentures (Note 7)                755,000                --                --
  Cash acquired in reverse acquisition                                          13,824                --                --
  Subscriptions received                                                     1,357,310                --                --
  Common stock redemption                                                     (120,000)               --                --
  Loan payable                                                                 500,000                --                --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   19,336,043           455,000         5,018,744
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of license                                                      (200,000)               --                --
  Purchase of property and equipment                                        (1,286,003)          (25,579)          (27,161)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (1,486,003)          (25,579)          (27,161)
---------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                               (238,251)              733           (15,697)
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           558,705        (1,015,117)        4,191,346
CASH AND CASH EQUIVALENTS, beginning                                                --         1,573,822           492,709
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ending                                         $    558,705      $    558,705      $  4,684,055
===========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-5

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The foregoing unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended May 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

         The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

         Since inception, MIV Therapeutics Inc. (the "Company") has suffered recurring losses, totaling $34,337,953 as of August 31, 2006. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

2.       STOCK-BASED COMPENSATION

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the modified prospective method for the fiscal quarter beginning on June 1, 2006 and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of fiscal 2007. Stock-based compensation expense for awards granted prior to June 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

         The Company recorded incremental stock-based compensation expense of $193,773 during the quarter ended August 31, 2006 as a result of the adoption of SFAS No. 123R.

         As of May 31, 2006, $491,750 of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of one year.

         Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

2.       STOCK-BASED COMPENSATION (continued)

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended August 31, 2005:

                                                                              Three months ended
                                                                                August 31, 2005
                                                                              -------------------
                                                                                  (Unaudited)
            Net loss                                       As reported        $       (1,926,855)
            SFAS No. 123 compensation expense              Pro-forma                    (121,927)
                                                                              -------------------

            Net loss                                       Pro-forma          $       (2,048,782)
                                                                              ===================

            Basic and diluted net loss per share           Pro-forma          $            (0.04)
                                                                              ===================

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

                  In consideration for the amendments, the Company agreed to issue 200,000 common shares which had a fair value of $74,000 at the time of the amendment. This amount was recorded as research and development expense during the year ended May 31, 2005. The shares were subsequently issued in July 2006.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

3.       LICENSES (CONTINUED)

                  In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CDN$110,400 (USD$87,633). As of May 31, 2005, the Company had paid/accrued and recorded CDN$110,400 (USD$87,633) to research and development costs in accordance with Amendment No. 1.

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400 (USD$317,828), being payable over the term of the Agreement at various stipulated intervals. As of August 31, 2006, the Company had paid CDN$344,000 (USD$294,590) for research and development costs in accordance with Amendment No. 2.

                  The Company obtained financial support of up to CDN$315,000 (USD$250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of August 31, 2006, the Company had received CDN$185,391 (USD$157,806) from IRAP.

         (c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 3(a) above). Upon execution, the Company will issue 100,000 common shares to UBC. As of August 31, 2006, the new license agreement had not been executed but the related common shares were issued; however, the Company will retain the stock certificate until the negotiations are completed.

4.       PROPERTY AND EQUIPMENT

                                                 August 31, 2006
                                                   (Unaudited)
                                    -----------------------------------------
                                                  Accumulated       Net Book
                                        Cost      Depreciation       Value
         --------------------------------------------------------------------
         Furniture and fixtures     $   63,672     $   46,778     $   16,894
         Computer equipment            157,816        116,345         41,471
         Laboratory equipment        1,005,163        724,225        280,938
         Leasehold improvements         49,158         49,158             --
         --------------------------------------------------------------------
                                    $1,275,809     $  936,506     $  339,303
         ====================================================================

                                                  May 31, 2006
                                    -----------------------------------------
                                                  Accumulated       Net Book
                                        Cost      Depreciation       Value
         --------------------------------------------------------------------

         Furniture and fixtures     $   62,077     $   45,972     $   16,105
         Computer equipment            148,581        112,182         36,399
         Laboratory equipment          990,414        704,132        286,282
         Leasehold improvements         49,158         49,158             --
         --------------------------------------------------------------------
                                    $1,250,230     $  911,444     $  338,786
         ====================================================================

         Depreciation expense for the three months ended August 31, 2006 was $25,062 (2005 - $50,320).

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY

         (a)      Common Stock

                  On August 24, 2006, the stockholders of the Company during its Annual General Meeting approved an increase in its authorized capital stock from 160,000,000 million shares of capital stock consisting of 140,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share to 250,000,000 of capital stock consisting of 230,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share.

                  (i) On July 10, 2006, the Company completed a private placement of 620,000 units at a price of $0.50 per unit for total proceeds of $310,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share for $0.75 per share for a period which is the earlier of (i) 18 months from July 10, 2006 or (ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".

                           The warrants had an estimated fair value of $195,161 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.25% and call option value: $0.31.

                  (ii) On August 21, 2006, the Company completed a private placement of 290,000 units at a price of $0.50 per unit for total proceeds of $145,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $0.75 per share for a period which is the earlier of
                           (i) 18 months from August 21, 2006 or (ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".

                           The warrants had an estimated fair value of $39,080 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25% and call option value: $0.13.

                  (iii) During the three months ended August 31, 2006, the Company issued an aggregate of 175,750 common shares for consulting and research and development with a fair value of $115,695 at the agreement dates. This amount is being expensed on a straight-line basis over the period of completion of performance.

                  (iv) During the three months ended August 31, 2006, the Company issued 670,887 common shares pursuant to an exercise of stock purchase warrants under the cashless option of the related agreements. Of these shares, 177,644 were issued to warrant holders whose warrants were acquired through a private placement.

                  (v) During the three months ended August 31, 2006, the Company issued 79,294 common shares pursuant to an exercise of stock purchase options under the cashless option of the agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (vi) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company is conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee will receive a fee of 3% of the total number of the shares held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares are sold. The stocks may only be traded on German stock exchanges pursuant to Reg S.

                           As at August 31, 2006, 2,500,000 Reg S stocks were held in trust by the financial custodian.

          (b)     Warrants

                  The following table summarizes information about the warrants issued by the Company during the three months ended August 31, 2006:

                                                                                     Weighted
                                                                                      Average
                                                                Number of Shares  Exercise price
                                                                ----------------  --------------

                   Balance, May 31, 2006  - Regular                  10,689,491   $        0.46
                   Balance, May 31, 2006 - Series "A"                 5,358,220            0.65
                   Balance, May 31, 2006 - Series "B"                 3,904,998            0.70
                   Balance, May 31, 2006 - Series "C"                   229,305            0.66
                                                                ----------------  --------------

                   Balance, May 31, 2006                             20,182,014           0.55
                                                                ----------------  --------------

                   Regular:
                         Issued - private placement                     910,000           0.75
                         Exercised                                     (791,500)          0.10

                   Series "A":
                         Expired                                     (3,904,998)          0.65
                                                                ----------------  --------------

                   Balance, August 31, 2006  - Regular               10,807,991           0.51
                   Balance, August 31, 2006 - Series "A"              1,453,222           0.66
                   Balance, August 31, 2006 - Series "B"              3,904,998           0.70
                   Balance, August 31, 2006 - Series "C"                229,305           0.66
                                                                ----------------  --------------

                   BALANCE, AUGUST 31, 2006 (Unaudited)              16,395,516   $       0.57
                                                                ================  ==============

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed seven years from the date of grant. Stock options granted generally vest over a period of six months to two years.

                  During the three months ended August 31, 2006, the Company granted an aggregate of 520,000 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.64 to $0.67 per share, vests immediately or at a specified time, and expires up to five years from date of grant.

                  Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

                  During the three months ended August 31, 2006, the board of directors approved an extension to the expiry date of the following outstanding options:

                 --------------------- -------------------- -------------------
                   Number of Options           From                  To
                 --------------------- -------------------- -------------------
                        100,000           August 30, 2006     August 30, 2011
                 --------------------- -------------------- -------------------
                        100,000           August 30, 2006     August 30, 2010
                 --------------------- -------------------- -------------------
                        200,000           August 30, 2006     August 30, 2009
                 --------------------- -------------------- -------------------

                  Aa result of the option extensions, the Company recognized an additional $104,865 of stock-based compensation in the statement of operations.

                  A summary of the weighted average fair value of stock options granted during the three month period ended August 31, 2006 is as follows:

                  ------------------------------------------------------------------ --------------- ---------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
                                                                                        Exercise          Fair
                                                                                          Price           Value
                  ------------------------------------------------------------------ --------------- ---------------
                  Exercise price equals market price at grant date:                      $ 0.67          $ 0.67

                  Exercise price greater than market price at grant date:                $  -            $  -

                  Exercise price less than market price at grant date:                   $  -             $  -
                  ================================================================== =============== ===============

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  A summary of the weighted average fair value of stock options granted during the three months ended August 31, 2005 is as follows:

                  ------------------------------------------------------------------ --------------- ---------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
                                                                                        Exercise          Fair
                                                                                          Price           Value
                  ------------------------------------------------------------------ --------------- ---------------
                  Exercise price equals market price at grant date:                      $  -            $  -

                  Exercise price greater than market price at grant date:                $  -            $  -

                  Exercise price less than market price at grant date:                   $ 0.21         $ 0.51
                  ================================================================== =============== ===============

                  A summary of employee stock options information for the three months ended August 31, 2006 is as follows:

                  ------------------------------------------------------- ----------------- -----------------------
                                                                                               Weighted Average
                                                                               Shares           Exercise Price
                  ------------------------------------------------------- ----------------- -----------------------

                  Options outstanding, May 31, 2006                             16,385,000          $ 0.46
                  Options granted                                                  520,000            0.67
                  Options exercised                                               (120,000)           0.21
                  Options expired                                                 (230,000)           0.51
                  ------------------------------------------------------- ----------------- -----------------------

                  Options outstanding, August 31, 2006 (Unaudited)              16,555,000          $ 0.46
                  ======================================================= ================= =======================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  The following summarizes information about the stock options outstanding and exercisable at August 31, 2006:

                                             Options Outstanding                        Options Exercisable
                                                          Weighted
                                                           Average        Weighted                    Weighted
                       Range of          Number of        Remaining       Average      Number of       Average
                       Exercise           Options        Contractual      Exercise      Options       Exercise
                        Prices          Outstanding       Life (yr)        Price      Exercisable       Price
                 -------------------- ---------------- ---------------- ------------ -------------- -------------
                        $0.17                 850,000         1.85         $0.17           850,000     $0.17
                        $0.20               1,330,000         3.45         $0.20         1,330,000     $0.20
                        $0.21                 500,000         1.64         $0.21           500,000     $0.21
                        $0.30               1,995,000         3.01         $0.30         1,995,000     $0.30
                        $0.40               3,875,000         4.68         $0.40         2,675,000     $0.40
                        $0.50                 350,000         1.62         $0.50           350,000     $0.50
                        $0.55                 750,000         1.61         $0.55           750,000     $0.55
                        $0.60               5,600,000         6.43         $0.60         3,350,000     $0.60
                        $0.64                  50,000         4.92         $0.64            25,000     $0.64
                        $0.67                 470,000         4.79         $0.67           235,000     $0.67
                        $0.75                 200,000         4.65         $0.75           175,000     $0.75
                        $0.80                 160,000         4.26         $0.80           135,000     $0.80
                        $0.85                 175,000         4.49         $0.85           175,000     $0.85
                        $1.00                 200,000         0.72         $1.00           200,000     $1.00
                        $1.10                  50,000         4.23         $1.10            50,000     $1.10
                 -------------------- ---------------- ---------------- ------------ -------------- -------------
                        $0.17 - $1.10      16,555,000         4.48         $0.46        12,795,000     $0.44
                 ==================== ================ ================ ============ ============== =============

6.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

         During the three month period ended August 31, 2006, the Company paid or accrued $210,296 (2005 - $194,275) of management and consulting fees to 4 directors and an officer of the Company. Of this amount, $55,079 (2005 - $47,900) was charged to research and development. Included in accounts payable is $nil (2005 - $7,607).

         As at August 31, 2005, an amount of $7,470 was due from the Chief Financial Officer of the Company. This amount was repaid in full subsequent to August 31, 2005.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

7.       COMMITMENTS AND CONTINGENCIES

         (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next five annual periods ending August 31 are as follows:

                      2007                                       $      102,200
                      2008                                              102,200
                      2009                                              102,200
                      2010                                              102,200
                      2011                                               34,000
                                                                 ---------------
                      Total                                      $      442,800
                                                                 ===============

                  The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 and long-term portion of $25,589 and is being amortized over the term of the lease. During the three month period ended August 31, 2006, amortization of $2,020 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the three month period ended August 31, 2006 was $53,265 (2005 - $40,972).

         (b) On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. The Company agreed to issue 4,200,000 common shares in exchange for all of the issued and outstanding shares of SagaX. The 4,200,000 shares will be issued in three intervals:
                  2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The Company has also paid $145,000 of SagaX's vendor debt owed to its parent company.

                  As of August 31, 2006, the two remaining issuances of 1,100,000 common shares each have not been accrued as the underlying conditions have not been satisfied.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

7.       COMMITMENTS AND CONTINGENCIES (continued)

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

                  No gain or loss provisions have been provided as of August 31, 2006 as the outcome of this legal proceeding is uncertain at this time.

8.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consisted of the following for the three months ended August 31, 2006 and 2005:

                                                                          2006              2005
                                                                    ----------------  ----------------
         Legal                                                      $        127,530  $         88,836
         Public relations, financing and corporate development               290,779           479,425
         Management fees                                                     155,217           138,924
         Consulting                                                           74,902            143486
         Audit                                                                78,926            33,282
         Operating expenses                                                  321,015           201,185
                                                                    ----------------  ----------------

                                                                    $      1,048,369  $      1,085,138
                                                                    ================  ================

         General and administrative expenses include $124,151 (2005 - $319,662) and $12,155 (2005 - $107,931) of amortized deferred compensation in public relations and consulting, respectively. For the three month period ended August 31, 2006, $140,500 (2005 - $426,243) of general and administrative expense was included in stock-based compensation in the statement of operations.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Period from
                                                          inception
                                                         (January 20,      Three months ended
                                                           1999) to            August 31,
                                                          August 31,    -------------------------
                                                             2006          2006          2005
                                                         ----------------------------------------
         SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for interest                        $   33,881     $       --     $       --
                                                         ========================================
           Cash paid for income taxes                    $       --     $       --     $       --
                                                         ========================================


         SUPPLEMENTAL NON-CASH INVESTING
           AND FINANCING ACTIVITIES:
           Debt settlement with shares                   $  621,375     $       --     $       --
                                                         ========================================
           Gain on extinguishment of debt                $  462,249     $       --     $       --
                                                         ========================================
           Conversion of convertible debentures
               and accrued interest to common shares     $  740,810     $       --     $       --
                                                         ========================================
           Shares issued for services                    $3,340,246     $   82,349     $  252,684
                                                         ========================================
           Warrants issued for services                  $3,690,491     $       --     $1,000,067
                                                         ========================================
           Subscriptions received                        $  594,935     $       --     $       --
                                                         ========================================

10.      SUBSEQUENT EVENTS

         On September 5, 2006, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company acquired the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

         In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, subject to its prior receipt of an acceptable valuation together with certain other conditinos precedent, to pay and issue to the Vendors an aggregate of $1 million and 4,000,000 restricted common shares, at a deemed value of $1.00 per share, for total consideration of $5 million as follows.

         The cash payments are to be made to the Vendors in the following manner:

         (a) the initial $500,000 is due and payable upon the execution of the Agreement to be held in escrow pending receipt of prior regulatory approval from the appropriate Chinese authority; and

         (b) the final $500,000 is due and payable upon the closing of the Agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2006
(Unaudited)
--------------------------------------------------------------------------------

10.      SUBSEQUENT EVENTS (continued)

         The share issuances are to be made to the Vendors in the following manner:

         (a) the initial 1,800,000 restricted common shares will be issued immediately upon the receipt of prior regulatory approval from the appropriate Chinese authority, and will be held in escrow pending the attainment by Vascore Medical of certain joint venture milestones as delinateated in the Agreement; and

         (b) the final 2,200,000 restricted common shares will be issued upon the closing of the Agreement.

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

PLAN OF OPERATIONS

MIV Therapeutics (MIV or the "Company") is developing the next generation of biocompatible coatings utilizing HAp nano-film technology. The Company's growth strategy is focused on developing biocompatible device coatings, therapeutic stent technologies, and drug delivery systems for drug eluting applications.

MIV intends to enter the lucrative drug-eluting stent market with:

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

(4) Multi-layer closed-cell composite drug eluting coating, which can carry variety of drugs in single-drug or multiple-drug configurations of encapsulated "nano-chambers" that can provide more effective and gradual drug release, allow for flexible engineering of "personalized" drug eluting characteristics within broad range of parameters, and are expected to elude drugs over extended period of time with improved efficiency and safety. Drugs are contained in "nano-chambers", each of which measures between a few nanometers and several micrometers in diameter to suit specific drug release requirements. Multilayer composite coating technologies may combine advantages of HAp passive coatings with those of biodegradable polymers, for improved biocompatibility, enhanced mechanical and drug eluting characteristics.

The Company's first commercial product could be a passive HAp-coated coronary stent for use in angioplasty procedures followed by additional stent products for drug-elution and for peripheral arteries.

Drug-eluting stents have gained significant popularity among the professional medical community and investors alike. MIV's goal is to clearly position itself among the leaders in the lucrative drug-eluting stent market.

After completing development of these products, MIV will have successfully transitioned itself from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

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

As of August 31, 2006, the two remaining issuances of 1,100,000 common shares each have not been accrued as the underlying conditions have not been accomplished.

PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO., LTD.

On September 5, 2006, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company acquired the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, subject to its prior receipt of an acceptable valuation together with certain other conditinos precedent, to pay and issue to the Vendors an aggregate of $1.0 million and 4,000,000 restricted common shares, at a deemed value of $1.00 per share, for total consideration of $5.0 million as follows:

   The cash payments are to be made to the Vendors in the following manner:

         (a) the initial $500,000 is due and payable upon the execution of the Agreement to be held in escrow pending receipt of prior regulatory approval from the appropriate Chinese authority; and

         (b) the final $500,000 is due and payable upon the closing of the Agreement.

   The share issuances are to be made to the Vendors in the following manner:

         (a) the initial 1,800,000 restricted common shares will be issued immediately upon the receipt of prior regulatory approval from the appropriate Chinese authority, and will be held in escrow pending the attainment by Vascore Medical of certain joint venture milestones as delinateated in the Agreement; and

         (b) the final 2,200,000 restricted common shares will be issued upon the closing of the Agreement.

BUSINESS EXPANSION

EQUIPMENT

Major equipment purchases planned for 2006 and 2007 include coating chambers for use for cardiovascular and orthopedic applications, specialized laboratory equipment with focus on drug application and analysis of drug eluting profiles.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

The Company has incurred operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, and general administration costs. During the three ended August 31, 2006, the Company posted a loss from operations of 2,352,258 and a net loss of 2,365,832, compared to a net loss of $1,926,855 for the three months ended August 31, 2005. Most of the difference in net loss is attributable to an increase in research and development expenses during the quarter.

Working capital surplus decreased to $339,733 as of August 31, 2006 from $1,521,384 as of the last fiscal year ended May 31, 2006. The decrease in the working capital is due primarily to significantly less cash generated from financing activities during the quarter ended August 31, 2006 compared to from the corresponding period during the last fiscal year. Also, the Company's research and development expenses continue to be a major factor as expenditures doubled for the ongoing animal trials.

The Company's main focus during the three months ended August 31, 2006 was the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2005

GENERAL & ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $1,048,369 during the three months ended August 31, 2006, compared to $1,085,138 for the three months ended August 31, 2005. Operating costs increased this quarter due primarily to costs associated with investigations of, and due diligence related to, strategic business alliances and clinical trials. Legal costs increased this quarter due primarily to additional regulatory filings and strategic alliance proposals. Audit expenses increased this quarter due to the year end audit fee that was paid by the Company. Public relations and consulting expenses decreased this quarter due primarily to the decrease in the amortization of deferred compensation due to less issuance of shares/warrants for services.

RESEARCH & DEVELOPMENT EXPENSES

Research and developmental costs increased during the quarter ended August 31, 2006, to $839,689 compared to $341,763 for the quarter ended August 31, 2005. The increase in 2006 resulted primarily from the Company's advanced research and development in its coating technology which included the continuation of the animal trials that commenced in the prior fiscal year as well as the quarterly payments made for the collaborative research agreement.

DEPRECIATION EXPENSE

Depreciation expenses decreased to $25,062 during the quarter ended August 31, 2006, compared to $50,320 for the quarter ended August 31, 2005. The decrease is due to several laboratory equipment items being fully depreciated during the last fiscal year. In addition, there were fewer acquisitions in the current period compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

>From inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. However, the Company currently has working capital of $339,733 as of August 31, 2006 and is in the process of raising capital by way of further financings.

FINANCING

The Company's cash flow from financing activities decreased to $455,000 for the three months ended August 31, 2006, compared to $5,018,744 in the same period in 2005. The Company was able to raise approximately $4.1 million from private placements and approximately $900,000 from the exercises of warrants for the three months ended August 31, 2005 while $455,000 was raised from private placements during the three months ended August 31, 2006. The Company is in the process of completing a private placement.

The Company did not issue any Regulation S stock during the three months ended August 31, 2006. As of August 31, 2006, 2,500,000 Regulation S common shares are held in trust by a financial custodian.

The Company issued 910,000 warrants and 175,750 common shares for consulting and research and development services during the three months ended August 31, 2006.

WARRANTS

As of August 31, 2006, the Company had outstanding warrants to purchase 16,395,516 common shares.

During the three months ended August 31, 2006, the Company granted an aggregate of 910,000 warrants from the two private placements completed during the quarter. Each warrant entitles the warrant holder to acquire one share of the Company's common stock at an exercise price of $0.75 from the earlier of (i) 18 months from the completion date of the private placement or (ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".

The following table summarizes information about the warrants issued by the
Company:

                                                                 Number of
                                                                 underlying
Quarter ended August 31, 2006                                      shares
-----------------------------                                  --------------

 Balance, May 31, 2006                                            20,182,014

 Regular:
    Issued - private placement                                       910,000
    Exercised                                                       (791,500)
 Series "A":
    Expired                                                       (3,904,998)

                                                               --------------

 Balance, August 31, 2006  - Regular                              10,807,991
 Balance, May 31, 2006 and 2005 - Series "A"                       1,453,222
 Balance, May 31, 2006 and 2005 - Series "B"                       3,904,998
 Balance, May 31, 2006 and 2005 - Series "C"                         229,305
                                                               --------------

 BALANCE, AUGUST 31, 2006                                         16,395,516
                                                               ==============

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

During the three months ended August 31, 2006, the Company granted an aggregate of 520,000 stock options to employees of the Company. Each option entitles the option holder to acquire one share of the Company's common stock at prices ranging from $0.64 and $0.67 per share, vesting immediately or at a specified time and expiring at either five years from the date of grant or term of agreement.

The following table summarizes information about the stock options issued by the
Company:

                                             Number of       Weighted average
Three months ended August 31, 2006            options         exercise price
-----------------------------------------------------------------------------

Options outstanding, May 31, 2006            16,385,000           0.46

Options granted                                 520,000           0.67
Options exercised                              (120,000)          0.21
Options expired                                (230,000)          0.51
-----------------------------------------------------------------------------

Options outstanding, August 31, 2006         16,555,000           0.46
=============================================================================

CASH POSITION

At August 31, 2006, the Company had cash and cash equivalents of $558,705 compared to a cash position of $1,573,822 as of the last fiscal year ended May 31, 2006. The decrease in the Company's cash position is due to a decrease in the funding provided by the Company's financing activities. Additionally, significant funds were used for research and development costs which doubled during the three months ended August 31, 2006 compared to the same period last year.

The Company intends to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

To date, the Company has accumulated a deficit of approximately $33.5 million in the research and development of its stent products, coatings and operations establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stent coatings. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue the Company's research and development program and marketing efforts aimed at successful commercialization of its HAp coating technologies, the Company will require approximately $11 million in the coming year. The funds will be used for clinical trials of the Company and animal trials of Sagax Inc. as well as for the acquisition of additional manufacturing/ research and development equipment and the hiring of additional personnal to complement its current research and development team. These funds could be provided through any combination of the exercise of existing warrants and options and/or through subsequent rounds of financing.

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

Since inception, the Company has suffered recurring losses, totaling $34,337,953 through August 31, 2006. The Company has funded its operations through the issuance of common stock, by way of private placements and exercise of warrants, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

The Company currently has 12 full time employees and only four full-time officers and directors under a consulting agreements to provide management services to the Company. The remainder of the Company's management has been undertaken by independent consultants. This may make it difficult for the Company to attract capital investment sufficient to meet its capital needs. Because the Company is in the development stage and has not yet produced a marketable product, it will be reliant upon its ability to attract skilled members of the Stent or medical products industries. There can be no assurance that the Company will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, the ompany will be heavily dependent upon creative design and engineering skills of individuals with whom it has little familiarity, and who may not perform as expected.

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

GOING CONCERN RISK

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditor has issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to the Company.


ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2006 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

OTHER INFORMATION


                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the three months ended August 31, 2006, the Company issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect.

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

On August 21, 2006, the Company completed a private placement of 290,000 units at a price of $0.50 per unit for total proceeds of $145,000. Each unit is comprised of one common share and one non-transferable share purchase warrant.

Each warrant entitles the holder to purchase one common share for $0.75 per share for a period which is the earlier of (i) 18 months from August 21, 2006 or
(ii) 12 months commencing from the effective date of the Company's proposed "Registration Statement".


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 24, 2006, the Company held its annual meeting of stockholders. All proposals submitted for stockholder vote were approved. The voting results were as follows:

PROPOSAL 1.       ELECTION OF DIRECTORS

Nominee                  Votes For           Votes Against     Votes Abstained

Alan P. Lindsay          38,523,768             293,800           1,286,062

Mark Landy               38,670,768             146,800           1,286,062

Patrick McGowan          38,653,768             163,800           1,286,062

Dov Shimon               38,671,468             146,100           1,286,062

Daniel Savard            38,809,068               8,500           1,286,062

PROPOSAL 2.       TO APPROVE THE AMENDMENT OF ARTICLES OF INCOORPORATION
INCREASING THE AUTHORIZED CAPITAL STOCK OF THE COMPANY TO TWO HUNDRED FIFTY MILLION SHARES (TWO HUNDRED THIRTY MILLON COMMON AND TWENTY MILLION PREFERRED)

    Votes For          Votes Against       Votes Abstained          Not Voted

    36,923,616           2,963,564             216,449                   1

PROPOSAL 3.       TO APPROVE THE COMPANY'S 2006 STOCK OPTION PLAN.

    Votes For          Votes Against       Votes Abstained        Not Voted

    16,429,837           5,489,974             441,825           17,741,994

The Company's record date was July 7, 2006. As of the record date, 71,002,489 shares were eligible to vote at the Company's Annual General Meeting.


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

Date:  October 14, 2006                     MIV Therapeutics, Inc.


                                            /s/ Alan Lindsay
                                            -------------------------------
                                            Alan Lindsay
                                            Chairman and CEO


                                            /s/ Patrick McGowan
                                            -------------------------------
                                            Patrick McGowan
                                            CFO