Form 10QSB
period 2006-11-30
MIV THERAPEUTICS INC
filed 2007-01-16
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended November 30, 2006
                                                               -----------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from               to
                                                ------------    ----------------
                Commission file number     000-32249
                                      ------------------------------------------

                             MIV THERAPEUTICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Nevada                                                  n/a
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

               1-8765 Ash Street, Vancouver, B.C., Canada, V6P 6T3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 301-9545
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       [X] Yes         [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                         [ ] Yes         [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court            [ ] Yes         [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 76,124,350 as of December 18, 2006
                                           ------------------------------------

Transitional Small Business Disclosure Format (Check one): [ ] Yes      [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           MIV THERAPEUTICS INC.
                           (A development stage company)

                           Consolidated Financial Statements

                           November 30, 2006

                           (Unaudited)


                           INDEX
                           -----

                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------
                                                                    November 30,         May 31,
                                                                        2006              2006
--------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    355,261      $  1,573,822
  Accounts receivable                                                     40,746            56,902
  Prepaid expenses and deposits                                          105,641            84,365
--------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     501,648         1,715,089

INVESTMENT ADVANCES (Note 11)                                             79,300                --

PROPERTY AND EQUIPMENT, net (Note 4)                                     323,650           338,786
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $    904,598      $  2,053,875
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 6)                      $    551,217      $    185,624
  Deferred lease inducement - current portion (Note 7(a))                  8,081             8,081
--------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                559,298           193,705

DEFERRED LEASE INDUCEMENT (Note 7(a))                                     23,569            27,609
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                   $    582,867     $    221,314
--------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 7)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 5)
  Authorized:
        230,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         73,434,350 common shares at November 30, 2006 and
         68,359,964 common shares at May 31, 2006                         73,434            68,360

ADDITIONAL PAID-IN CAPITAL                                            35,763,084        33,214,382

DEFERRED COMPENSATION                                                    (61,729)         (199,569)

COMMON STOCK ISSUABLE  (Note 3(a))                                        20,000            74,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (35,272,931)      (31,127,944)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                    (200,127)         (196,668)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               321,731         1,832,561
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    904,598      $  2,053,875
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                   Period
                                                    from
                                                  inception
                                                (January 20,
                                                   1999) to                Six Months Ended                Three Months Ended
                                                 November 30,                 November 30,                     November 30,
                                                     2006              2006              2005            2006               2005
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  General and administrative (Notes 7 and 8)     $ 18,076,044     $  1,879,973      $  2,518,720     $    831,604      $  1,433,581
  Research and development (Note 6)                 9,619,803        1,606,387           842,317          766,698           500,553
  Stock-based compensation (Note 2)                 4,906,006          592,169           505,643          153,031            37,400
  Depreciation (Note 4)                               949,497           51,001            71,012           25,939            20,692
  Interest expense and finance fees                   964,581            2,059            37,008            2,059            37,008
  Licenses acquired charged to operations             479,780               --                --               --                --
  Finance cost on convertible debentures              382,307               --                --               --                --
  Purchased in-process research
       and development                              2,205,013               --                --               --                --
------------------------------------------------------------------------------------------------------------------------------------

                                                   37,583,031        4,131,589         3,974,700        1,779,331         2,029,234
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                              (37,583,031)      (4,131,589)       (3,974,700)      (1,779,331)       (2,029,234)

GAIN ON EXTINGUISHMENT OF DEBT                        462,249               --                --               --                --

INTEREST INCOME                                       146,637            9,198            33,131            3,188            27,590

GAIN (LOSS) ON FOREIGN EXCHANGE                        50,727          (22,596)           (1,915)          (3,012)          (14,983)
------------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST
                                                  (36,923,418)      (4,144,987)       (3,943,484)      (1,779,155)       (2,016,627)

MINORITY INTEREST SHARE OF LOSS                       806,310               --                --               --                --
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                         $(36,117,108)    $ (4,144,987)     $ (3,943,484)    $ (1,779,155)     $ (2,016,627)
====================================================================================================================================
LOSS PER COMMON SHARE
  - basic and diluted                                             $      (0.06)     $      (0.07)    $      (0.03)     $      (0.03)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                               70,377,408        59,613,046       70,258,921        65,218,990
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                               Accumulated   Deficit
                                                                                                   Other   Accumulated       Total
                                            Common Stock     Additional   Deferred     Common     Compre-   During the       Stock-
                                         -----------------     Paid-in     Compen-     Stock      hensive   Development     holders'
                                         Shares     Amount     Capital     sation     Issuable     Loss       Stage          Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                       $          $           $          $          $           $              $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                  68,359,964   68,360   33,214,382   (199,569)   74,000   (196,668)  (31,127,944)    1,832,561
Issuance of common stock: (Note 5)
   - for share subscriptions -
        Private placement               2,910,000    2,910    1,450,090         --        --         --            --     1,453,000
   - for exercise of warrants             966,368      966           34         --        --         --            --         1,000
   - for exercise of options               79,294       79          (79)        --        --         --            --            --
   - for services                         818,724      819      381,558    (52,866)       --         --            --       329,511
   - for license agreement (Note 3)       300,000      300      123,700         --   (74,000)        --            --        50,000
Subscription received                          --       --           --         --    20,000         --            --        20,000
Fair value of extended warrants                --       --        1,230         --        --         --            --         1,230
Fair value of extended options                 --       --      104,865         --        --         --            --       104,865
Fair value of stock options granted            --       --      487,304         --        --         --            --       487,304
Amortization of deferred compensation          --       --           --    190,706        --         --            --       190,706
Comprehensive loss:
  Foreign currency translation
        adjustment                             --       --           --         --        --     (3,459)           --        (3,459)
  Net loss                                     --       --           --         --        --         --    (4,144,987)   (4,144,987)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, November 30, 2006             73,434,350   73,434   35,763,084    (61,729)   20,000   (200,127)  (35,272,931)      321,731
====================================================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Period from
                                                                               inception
                                                                             (January 20,
                                                                                1999) to                  Six months ended
                                                                              November 30,                   November 30,
                                                                                 2006                  2006                 2005
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $(36,117,108)        $ (4,144,987)        $ (3,943,484)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                                  8,492,963              784,105            1,485,917
      Stock issued for other than cash                                          5,645,247              379,511              334,481
      Interest expense on related party loan                                      850,000                   --                   --
      Interest expense on convertible debentures                                   34,730                   --               34,730
      Fair value of extended warrants                                             194,844                   --                   --
      Depreciation                                                                949,497               51,001               71,012
      Leasehold improvements written down                                          13,300                   --                   --
      Project acquisition costs                                                        --                   --              (31,676)
      Purchased in-process research and development                             2,125,013                   --                   --
      Intangible asset impairment                                                 150,000                   --                   --
      Gain on extinguishment of debt                                             (462,249)                  --                   --
      Provision for bad debt                                                      160,000                   --                   --
      Beneficial conversion feature on convertible debenture                      289,800                   --                   --
      Minority interest                                                          (806,310)                  --                   --
  Changes in operating assets and liabilities:
      Accounts receivable                                                        (200,997)              16,156              (32,681)
      Due from related party                                                           --                   --               17,500
      Prepaid expenses and deposits                                              (106,199)             (21,276)             (71,549)
      Accounts payable and other payables                                         605,719              361,553             (106,147)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (18,181,750)          (2,573,937)          (2,241,897)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                          16,978,909            1,454,000            5,653,352
  Due to related parties                                                          850,000                   --                   --
  Proceeds from (repayments of) convertible debentures                            755,000                   --              (50,000)
  Cash acquired in reverse acquisition                                             13,824                   --                   --
  Subscriptions received                                                        1,377,310               20,000                   --
  Common stock redemption                                                        (120,000)                  --                   --
  Loan payable                                                                    500,000                   --                   --
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      20,355,043            1,474,000            5,603,352
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of license                                                         (200,000)                  --                   --
  Purchase of property and equipment                                           (1,296,289)             (35,865)             (84,555)
  Investment advances                                                             (79,300)             (79,300)                  --
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (1,575,589)            (115,165)             (84,555)
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                                  (242,443)              (3,459)             (24,554)
------------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              355,261           (1,218,561)           3,252,346
CASH AND CASH EQUIVALENTS, beginning                                                   --            1,573,822              492,709
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ending                                            $    355,261         $    355,261         $  3,745,055
====================================================================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                F-5

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


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

         Since inception, MIV Therapeutics Inc. (the "Company") has suffered recurring losses, totaling $36,117,108 as of November 30, 2006. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Stock-based Compensation

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the modified prospective method for the fiscal quarter beginning on June 1, 2006 and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of fiscal 2007. Stock-based compensation expense for awards granted prior to June 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

         The Company recorded incremental stock-based compensation expense of $203,554 during the six months ended November 30, 2006 and $9,781 during the three months ended November 30, 2006 as a result of the adoption of SFAS No. 123R.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (a)      Stock-based Compensation (continued)

         The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six months and three months ended November 30, 2005:

                                                                             Six Months        Three Months
                                                                               Ended              Ended
                                                                                  November 30, 2005
                                                                           --------------------------------
                                                                                     (Unaudited)

            Net loss                                    As reported          $ (3,943,484)    $ (2,016,627)
            SFAS No. 123 compensation expense           Pro-forma                (211,115)         (89,188)
                                                                           --------------------------------

            Net loss                                    Pro-forma            $ (4,154,599)      (2,105,815)
            ===============================================================================================

            Basic and diluted net loss per share        Pro-forma                 $ (0.07)          $(0.03)
            ===============================================================================================

         (b)      Reclassifications

                  Certain amounts from prior periods have been reclassified to conform to the current year presentation.

3.       LICENSES

         (a) On February 1, 2003, the Company entered into two license agreements with the University of British Columbia ("UBC") which provide the Company with the worldwide right to use, develop and sublicense coating technology for stents and other medical devices.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


3. LICENSES (continued)


                  In consideration for the amendments, the Company agreed to issue 200,000 common shares which had a fair value of $74,000 at the time of the amendment. This amount was recorded as research and development expense during the year ended May 31, 2005. The shares were subsequently issued in July 2006.

(b) On March 15, 2004, the Company entered into a collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments were made to UBC for the continuation of the research program, estimated to be approximately CDN$220,800 (US$164,445). As at May 31, 2004, the Company had paid CDN$50,000 (US$37,238) and charged the costs to research and development.

                  On October 28, 2004, the Company and UBC amended the existing collaborative research agreement and referred to it as Amendment No. 1 and 2.

                  In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CDN$110,400 (US$87,633). As of May 31, 2005, the Company had paid/accrued and recorded CDN$110,400 (US$87,633) to research and development costs in accordance with Amendment No. 1.

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company were estimated at CDN$400,400 (US$317,828), being payable over the term of the agreement at various stipulated intervals. As of November 30, 2006, the Company had paid CDN$344,000 (US$294,590) and accrued CDN$43,000 (US$38,176)
                  for research and development costs in accordance with Amendment No. 2. The final payment of CDN$13,400 (US$11,897) has not been accrued as it is contingent on the receipt of the final report which has not been received as of November 30, 2006.

                  The Company obtained financial support of up to CDN$315,000 (USD$250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of November 30, 2006, the Company had received CDN$185,391 (US$157,806) from IRAP.

(c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 3(a) above). Upon execution, the Company will issue 100,000 common shares to UBC. As of November 30, 2006, the new license agreement had not been executed but the related common shares were issued; however, the Company will retain the stock certificate until the negotiations are completed.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                                   November            May 31,
                                                   30, 2006             2006
         -----------------------------------------------------------------------
                                                  (Unaudited)
         Laboratory equipment                     $ 1,015,449       $   990,414
         Computer equipment                           157,816           148,581
         Furniture and fixtures                        63,672            62,077
         Leasehold improvements                        49,158            49,158
                                                  -----------------------------
                                                    1,286,095         1,250,230
         Less: accumulated depreciation              (962,445)         (911,444)
                                                  -----------------------------

                                                  $   323,650       $   338,786
                                                  =============================

         Depreciation expense for the six months ended November 30, 2006 was $51,001 (2005 - $71,012).

5.       STOCKHOLDERS' EQUITY

(a)      Common Stock

                  On August 24, 2006, the stockholders of the Company, during its annual general meeting, approved an increase in its authorized capital stock from 160,000,000 shares of capital stock, consisting of 140,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share, to 250,000,000 of capital stock consisting of 230,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share.

(i) On November 8, 2006, the Company completed a private placement of 1,400,000 units at a price of $0.50 per unit for total proceeds of $700,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $119,287 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.09 and dividend: nil.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (ii) On October 16, 2006, the Company completed a private placement of 600,000 units at a price of $0.50 per unit for total proceeds of $300,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $78,625 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.13 and dividend: nil.

                  (iii) On August 21, 2006, the Company completed a private placement of 290,000 units at a price of $0.50 per unit for total net proceeds of $143,000 (net of finder's fee of $2,000). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of (i) 18 months from August 21, 2006 or (ii) 12 months from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $39,080 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.13 and dividend: nil.

                  (iv) On July 10, 2006, the Company completed a private placement of 620,000 units at a price of $0.50 per unit for total proceeds of $310,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of
                           (i) 18 months from July 10, 2006 or (ii) 12 months from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $195,161 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.25%, call option value: $0.31 and dividend: nil.

                  (v) During the six months ended November 30, 2006, the Company issued an aggregate of 818,724 common shares for consulting, research and development and employee services with a fair value of $382,377 at the agreement dates. This amount is being expensed on a straight-line basis over the period of completion of performance.

                  (vi) During the six months ended November 30, 2006, the Company issued 966,368 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $1,000. Of these shares, 866,368 were exercised under certain cashless exercise provisions of their underlying agreements. Of these cashless exercises, 177,644 were issued through a private placement.

                  (vii) During the six months ended November 30, 2006, the Company issued 79,294 common shares pursuant to an exercise of stock purchase options under certain cashless exercise provisions of the underlying agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (viii) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S.

                           As of November 30, 2006, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes.

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company during the six months ended November 30, 2006:

                                                                                                     Weighted
                                                                                                      Average
                                                                                Number of Shares  Exercise price
                                                                                --------------------------------

                   Balance, May 31, 2006  - Regular                                  10,689,491   $         0.46
                   Balance, May 31, 2006 - Series "A"                                 5,358,220             0.65
                   Balance, May 31, 2006 - Series "B"                                 3,904,998             0.70
                   Balance, May 31, 2006 - Series "C"                                   229,305             0.66
                                                                                --------------------------------

                   Balance, May 31, 2006                                             20,182,014             0.55
                                                                                --------------------------------

                   Regular:
                         Issued - private placement                                   2,910,000             0.75
                         Exercised                                                   (1,091,500)            0.07
                         Expired                                                        (75,000)            0.50

                   Series "A":
                         Expired                                                     (3,904,998)            0.65
                                                                                --------------------------------

                   Balance, November 30, 2006  - Regular                             12,432,991             0.56
                   Balance, November 30, 2006 - Series "A"                            1,453,222             0.66
                   Balance, November 30, 2006 - Series "B"                            3,904,998             0.70
                   Balance, November 30, 2006 - Series "C"                              229,305             0.66
                                                                                --------------------------------

                   BALANCE, NOVEMBER 30, 2006 (Unaudited)                            18,020,516   $         0.60
                                                                                ================================


                                      F-12

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants (continued)

                  During the six months ended November 30, 2006, the board of directors approved an extension to the expiry date of the following outstanding warrants:

                   Number of Warrants          From                     To
                   ------------------          ----                     --
                         71,429          September 8, 2006        March 8, 2007
                        500,000          October 24, 2006         April 24, 2007
                       1,000,000         November 5, 2006         May 5, 2007

                  As a result of the warrant extensions, the Company recognized $976 and $254 of public relations expense and finance fees, respectively.

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

                  During the six months ended November 30, 2006, the Company granted an aggregate of 570,000 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.56 to $0.67 per share, vests immediately or at a specified time, and expires up to five years from date of grant.

                  Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

                  During the six months ended November 30, 2006, the board of directors approved an extension to the expiry date of the following outstanding options:

                   Number of Options          From                     To
                   -----------------          ----                     --
                        100,000          August 30, 2006        August 30, 2011
                        100,000          August 30, 2006        August 30, 2010
                        200,000          August 30, 2006        August 30, 2009

                  As a result of the option extensions, the Company recognized an additional $104,865 of stock-based compensation in the statement of operations.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  A summary of the weighted average fair value of stock options granted during the six months period ended November 30, 2006 is as follows:

                  -----------------------------------------------------------------------------------------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
                                                                                        Exercise          Fair
                                                                                          Price           Value
                  -----------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:                       $ 0.66          $ 0.66

                  Exercise price greater than market price at grant date:                 $   --          $   --

                  Exercise price less than market price at grant date:                    $   --          $   --
                  ===============================================================================================

                  A summary of the weighted average fair value of stock options granted during the six months ended November 30, 2005 is as follows:

                  -----------------------------------------------------------------------------------------------
                                                                                        Weighted        Weighted
                                                                                         Average         Average
                                                                                        Exercise          Fair
                                                                                          Price           Value
                  -----------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:                         $   --         $   --

                  Exercise price greater than market price at grant date:                   $   --         $   --

                  Exercise price less than market price at grant date:                      $ 0.28         $ 0.57
                  ===============================================================================================

                  A summary of employee stock options information for the six months ended November 30, 2006 is as follows:

                  ---------------------------------------------------------------------------------------------
                                                                                               Weighted Average
                                                                                  Shares        Exercise Price
                  ---------------------------------------------------------------------------------------------

                  Options outstanding, May 31, 2006                             16,385,000          $   0.46
                  Options granted                                                  570,000              0.66
                  Options exercised                                               (120,000)             0.21
                  Options expired                                                 (230,000)             0.51
                  ---------------------------------------------------------------------------------------------

                  OPTIONS OUTSTANDING,
                  NOVEMBER 30, 2006 (Unaudited)                                 16,605,000          $   0.46
                  =============================================================================================


                                                    F-14

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


5.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  The following summarizes information about the stock options outstanding and exercisable at November 30, 2006:

                                         Options Outstanding                              Options Exercisable
                 -------------------------------------------------------------------    -----------------------
                                                         Weighted
                                                         Average        Weighted                       Weighted
                       Range of        Number of        Remaining       Average         Number of       Average
                       Exercise         Options        Contractual      Exercise         Options       Exercise
                        Prices        Outstanding       Life (yr)        Price         Exercisable       Price
                 ----------------------------------------------------------------------------------------------
                        $0.17            850,000          1.60           $0.17             850,000      $0.17
                        $0.20          1,330,000          3.21           $0.20           1,330,000      $0.20
                        $0.21            500,000          1.39           $0.21             500,000      $0.21
                        $0.30          1,995,000          2.76           $0.30           1,995,000      $0.30
                        $0.40          3,875,000          4.43           $0.40           3,275,000      $0.40
                        $0.50            350,000          1.38           $0.50             350,000      $0.50
                        $0.55            750,000          1.36           $0.55             750,000      $0.55
                        $0.56             50,000          4.84           $0.56              25,000      $0.56
                        $0.60          5,600,000          6.18           $0.60           3,600,000      $0.60
                        $0.64             50,000          4.67           $0.64              25,000      $0.64
                        $0.67            470,000          4.54           $0.67             235,000      $0.67
                        $0.75            200,000          4.40           $0.75             200,000      $0.75
                        $0.80            160,000          4.01           $0.80             160,000      $0.80
                        $0.85            175,000          4.24           $0.85             175,000      $0.85
                        $1.00            200,000          0.47           $1.00             200,000      $1.00
                        $1.10             50,000          3.98           $1.10              50,000      $1.10
                 ----------------------------------------------------------------------------------------------
                  $0.17 - $1.10       16,605,000          4.23           $0.46          13,720,000      $0.44
                 ==============================================================================================

6.       RELATED PARTY TRANSACTIONS

         The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

         During the six months period ended November 30, 2006, the Company paid or accrued $516,825 (2005 - $381,558) of management and consulting fees to four directors and an officer of the Company. Of this amount, $124,705 (2005 - $98,331) was charged to research and development. Included in accounts payable is $19,000 (2005 - $9,069).

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


7.       COMMITMENTS AND CONTINGENCIES

         (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next five annual periods ending November 30 are as follows:

                      2007                                          $  99,800
                      2008                                             99,800
                      2009                                             99,800
                      2010                                             99,800
                      2011                                              8,300
                                                                   ----------
                      Total                                        $  407,500
                                                                   ==========

                  The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 and long-term portion of $23,569 and is being amortized over the term of the lease. During the six months period ended November 30, 2006, amortization of $4,040 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the six months period ended November 30, 2006 was $102,294 (2005 - $82,108).

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

                  As of November 30, 2006, the two remaining issuances of 1,100,000 common shares each have not been accrued as the underlying conditions have not been satisfied.

         (c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

                  The statement of claim, arising from a settlement agreement dated September 14, 2001, sought the exchange of 3,192,399 common shares of the Company for 3,192,399 shares in the capital of one of the Company's subsidiaries or, alternatively, damages and costs.

                  The Company attended a court hearing in chambers during April 2003 on a summary trial application by the plaintiff for an order for a declaration of specific performance that the plaintiff is entitled to an exchange of 3,192,399 common shares of the predecessor company, M-I, for 3,192,399 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001. The plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


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

                  No gain or loss provisions have been provided as of November 30, 2006 as the outcome of this legal proceeding is uncertain at this time.

8.       GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consisted of the following:

                                                           Six Months Ended                   Three Months Ended
                                                              November 30,                        November 30,
                                                         2006              2005              2006              2005
                                                    -------------------------------------------------------------------

         Legal                                      $    246,175       $    206,576      $   118,645       $    117,740
         Public relations, financing and
           corporate development                         464,783          1,313,077          174,004            833,652
         Management fees                                 392,720            267,942          237,503            129,018
         Consulting                                      104,553            229,244           29,652             85,758
         Audit                                           126,184            107,131           47,258             73,849
         Operating expenses                              545,558            394,750          224,542            193,564
                                                    -------------------------------------------------------------------

                                                    $  1,879,973       $  2,518,720      $   831,604       $  1,433,581
                                                    ===================================================================

         General and administrative expenses included the following amortized deferred compensation and stock-based compensation:

                                                           Six Months Ended                   Three Months Ended
                                                              November 30,                        November 30,
                                                         2006              2005              2006              2005
                                                    -------------------------------------------------------------------

        Amortized deferred compensation in:
            -  Public relations, financing
                 and corporate development          $  124,151         $    807,731      $    124,151      $    488,069
            -  Consulting                               12,155              149,446            12,155            41,515

        Stock-based compensation                       592,169              505,643           153,031            37,400
                                                    -------------------------------------------------------------------

                                                    $  728,475         $  1,462,820      $    289,337      $    566,984
                                                    ===================================================================


                                                  F-17

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Period from
                                                                       inception
                                                                      (January 20,
                                                                        1999) to            Six months ended
                                                                      November 30,            November 30,
                                                                          2006           2006               2005
                                                                  ---------------------------------------------------
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Cash paid for interest                                $     35,686       $     1,805        $          --
                                                                  ===================================================
            Cash paid for income taxes                            $         --       $        --        $          --
                                                                  ===================================================

          SUPPLEMENTAL NON-CASH INVESTING
            AND FINANCING ACTIVITIES:
            Debt settlement with shares                           $    621,375       $        --        $          --
                                                                  ===================================================
            Gain on extinguishment of debt                        $    462,249       $        --        $          --
                                                                  ===================================================
            Conversion of convertible debentures
                and accrued interest to common shares             $    740,810       $        --        $     740,810
                                                                  ===================================================
            Shares issued for services                            $  3,740,274       $   382,377        $     647,105
                                                                  ===================================================
            Warrants issued for services                          $  3,690,491       $        --        $   1,000,067
                                                                  ===================================================


10.      PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO., LTD.

         On September 5, 2006, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company will acquire the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

         In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, and has recently agreed, that as a consequence of the Company's prior receipt of an acceptable valuation together with certain other conditions precedent, the Company will pay and issue to the Vendors at the closing of the Agreement an aggregate of $1 million and 4,000,000 restricted common shares at a deemed agreed value of $1.00 per share for total consideration of $5 million. In this respect, and by way of letter of guarantee dated December 1, 2006,, the Company has recently agreed that, should the Vendors determine to sell any of their restricted common shares at any time prior to 12 months and 30 trading days from closing, or should the Company be in any way acquired during the same time period, then the Company will be required to either pay to the Vendors any difference between the actual sales price received and the deemed agreed value ($1.00) per restricted common share or redeem any such restricted common share at such deemed agreed value.

         In this regard, and having recently received regulatory approval from the appropriate Chinese authority to the acquisition by the Company of Vascore Medical, the Company expects to be in the position to complete the proposed acquisition, and subject to its purchase price funding requirement, during the next quarter.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


11.      PROPOSED ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD.

         On October 17, 2006, the Company entered into an Agreement in Principle (the "Agreement in Principle") with each of Rajesh Vaishnav (the principal "Vendor") and BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), subject to the satisfaction of certain conditions precedent, to acquire all of the issued and outstanding shares of BioSync Scientific from the Vendors of BioSync Scientific. BioSync Scientific is a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

         In accordance with the terms and conditions of the Agreement in Principle, to be amended, the total purchase price for all of the Purchased Shares is expected to be:

                  (a) the issuance at closing to the Vendor of 50,000 common shares of the Company at an agreed issuance price of $0.50 per share;

                  (b) the payment at closing of $500,000 to the order and direction of the Vendors; and

                  (c) the satisfaction at closing of any and all Vendor bank indebtedness of BioSync Scientific, presently estimated at approximately $1,000,000.

                  In addition, at closing the Company anticipates that the Vendor will be employed as the Chief Executive Officer of BioSync Scientific under such commercially competitive compensation terms which will include, but not limited to, a monthly fee of $12,000 and stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of up to five years with the understanding that the Vendor will be provided with such operational and administrative supervisory duties and responsibilities over BioSync Scientific's business affairs as may then be required in order to further the development of the Company's then collective business interests.

                  The completion of the transactions comprising the Company's proposed purchase under the Agreement in Principle is subject to a number of conditions precedent including, but not limited to: (i) if required, the execution of a formal agreement as between the Company, BioSync Scientific and the Vendors; (ii) if required under applicable corporate and securities laws, the receipt of all necessary approvals from any regulatory authority having jurisdiction over the transactions contemplated by the Agreement in Principle; and (iii) the closing of the proposed purchase prior to January 31, 2007.

                  As of November 30, 2006, short-term advances of $79,300 were made to BioSync Scientific for working capital purposes. These advances are supported by unsecured promissory notes payable upon demand without interest.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2006
(Unaudited)
--------------------------------------------------------------------------------


12.      SUBSEQUENT EVENTS

         (a) On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CDN$274,896 (US$241,264). Subsequent to November 30, 2006, the Company had paid CDN$68,724 (US$60,316) and charged the costs to research and development.

         (b) On December 5, 2006, the Company issued 38,462 common shares for research and development for a total value of $20,000.

         (c) On December 22, 2006, the Company completed a private placement of 5,900,000 units at a price of $0.50 per unit for total proceeds of $2,950,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from the registration of the underlying warrant shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled "Risk Factors".

PLAN OF OPERATIONS
------------------

We are developing the next generation of biocompatible coatings utilizing Hydroxyapatite technology. The Company's growth strategy is focused on developing biocompatible device coatings, therapeutic stent technologies, and drug delivery systems for drug eluting applications.

We intend to enter the drug-eluting stent market with:

         1.       Passive nano-film HAp coating;

         2. Multi-layer porous HAp coating, which is in an advanced development stage and can be loaded with a considerable quantity of drugs, including anti-inflammatory, immune system depressants, or with the new generation of antithrombotic and/or antirestenotic drugs;

         3. Composite, polymer-free drug eluting coatings, which can use a variety of drugs in a biodegradable single-drug or multiple-drug configuration that offers unique drug-eluting characteristics. Composite coating technologies may combine advantages of HAp passive coatings with those of biodegradable polymers, for improved biocompatibility, and enhanced mechanical and drug eluting characteristics; and

         4. Multi-layer closed-cell composite drug eluting coating, which can carry variety of drugs in single-drug or multiple-drug configurations of encapsulated nano-chambers that can provide more effective and gradual drug release, allow for flexible engineering of "personalized" drug eluting characteristics within a broad range of parameters, and are expected to elude drugs over an extended period of time with improved efficiency and safety.

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

Drug-eluting stents have gained significant popularity among the professional medical community and investors alike. Our goal is to clearly position our company among the leaders in the drug-eluting stent market.

After completing development of these products, we will have successfully transitioned our company from being a manufacturer of coronary stents, into an innovative drug-delivery company with proprietary technologies that can be applied to a wide range of therapeutic applications for the delivery of a variety of pharmaceutical agents.

PRODUCT DEVELOPMENT
-------------------

Major product development programs pursued by the Company at the present time and/or scheduled for development in the foreseeable future are listed below:

Smart-1 DES
-----------

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

Smart-2 DES
-----------

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

Smart-3 DES
-----------

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

Smart-4 DES
-----------

Smart-4 is a non-polymeric, lipid-based composite drug delivery system formulated specifically for controlled drug release at target location. The key elements of this composition combine water-soluble and a water-insoluble organic solvents, at least one therapeutic agent and at least one lipid. The compositional ratios of solvents regulate the rate of release of the therapeutic agent from the composition. Smart-4 coating is totally polymer-free and can be formulated as a suspension, nano-particle or micro-particle, paste or a thin film coating which may be applied to a broad range of implantable medical devices. Our intellectual property includes also a proprietary method of formulating a composition comprising a therapeutic agent(s), solvents and lipid(s) that form a solid, thin external membrane at ambient temperature. As the outer layers of lipid biodegrade this membrane renews itself continuously hereby regulating the release of the therapeutic agent at the target location.

BUSINESS EXPANSION
------------------

Equipment
---------

Major equipment purchases planned for 2007 include coating chambers for use for cardiovascular and orthopaedic applications, specialized laboratory equipment with focus on drug application and analysis of drug eluting profiles.

Personnel
---------

The addition of the following new research and development ("R&D") personnel is tentatively planned for 2007:

         o        Regulatory Affairs, Animal and Clinical Trials Specialist;
         o        R&D Technologist;
         o        Production Operator;
         o        Research Scientist, Drug Research and Application;
         o        Research Scientist, Drug Delivery Technologies; and
         o        R&D Scientist.

Facility
--------

To accommodate growth in personnel and research programs the Company plans to lease and equip another section of its manufacturing facility in early 2007.

Intellectual Property
---------------------

The Company has acquired patent rights and filed a number of patent applications in various international jurisdictions. These patent applications include claims for the unique coating technologies and/or related manufacturing processes. Under the exclusive license agreement with UBC, MIVT has the worldwide rights to the technologies covered by these patents, including the rights to manufacture and market products using these technologies.

A. Patents and Patent Applications Developed and Owned by MIVT
--------------------------------------------------------------

1. Expandable Stent and Method for Manufacturing the Same - Patent #125740
2. Endovascular Device for Entrapment of Particulate Matter and Method of Use
3. Method of Modifying a Metal Substrate to Improve Surface Coverage of a
    Coating
4. Smart I - Multi-layer Drug Delivery Device and Method of Manufacturing Same
5. Smart II - Thin Foam Coating Comprising Discrete, Closed-Cell Capsules
6. Smart III - Microdevice Comprising Nanocapsules for Controlled Delivery of Drugs and Method of Manufacturing Same
7. Smart IV - Compositions Formulated for Solvent-Regulated Drug Release

B. Issued Patents owned by UBC and licensed exclusively to MIVT
---------------------------------------------------------------

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

PROPOSED ACQUISITIONS
---------------------

1 - Vascore Medical (Suzhou) Co., Ltd.

On September 5, 2006, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company will acquire the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, and has recently agreed, that as a consequence of the Company's prior receipt of an acceptable valuation together with certain other conditions precedent, the Company will pay and issue to the Vendors at the closing of the Agreement an aggregate of $1 million and 4,000,000 restricted common shares at an agreed value of $1.00 per share for total consideration of $5 million. In this respect, and by way of further agreement, the Company has recently agreed to guarantee to the Vendors not less than a $1.00 purchase price value for the restricted common shares to be received by the same at closing.

In this regard, and having recently received regulatory approval from the appropriate Chinese authority to the acquisition by the Company of Vascore Medical, the Company expects to be in the position to complete the proposed acquisition, and subject to its purchase price funding requirement, during the next quarter.

2 -  BioSync Scientific Pvt. Ltd.

On October 17, 2006, the Company entered into an Agreement in Principle (the "Agreement in Principle") with each of Rajesh Vaishnav (the principal "Vendor") and BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), subject to the satisfaction of certain conditions precedent, to acquire all of the issued and outstanding shares of BioSync Scientific from the Vendors of BioSync Scientific. BioSync Scientific is a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

In accordance with the terms and conditions of the Agreement in Principle, to be amended, the total purchase price for all of the Purchased Shares is expected to be:

         (a) the issuance at closing to the Vendor of 50,000 common shares of the Company at an agreed issuance price of $0.50 per share;

         (b) the payment at closing of $500,000 to the order and direction of the Vendors; and

         (c) the satisfaction at closing of any and all indebtedness of BioSync Scientific, presently estimated at approximately $1,000,000.

In addition, at closing the Company anticipates that the Vendor will be employed as the Chief Executive Officer of BioSync Scientific under such commercially competitive compensation terms which will include, but not limited to, a monthly fee of $12,000 and stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of up to five years with the understanding that the Vendor will be provided with such operational and administrative supervisory duties and responsibilities over BioSync Scientific's business affairs as may then be required in order to further the development of the Company's then collective business interests.

The completion of the transactions comprising the Company's proposed purchase under the Agreement in Principle is subject to a number of conditions precedent including, but not limited to: (i) if required, the execution of a formal agreement as between the Company, BioSync Scientific and the Vendors; (ii) if required under applicable corporate and securities laws, the receipt of all necessary approvals from any regulatory authority having jurisdiction over the transactions contemplated by the Agreement in Principle; and (iii) the closing of the proposed purchase prior to January 31, 2007.

As of November 30, 2006, short-term advances of $79,300 were made to BioSync Scientific for working capital purposes. These advances are supported by unsecured promissory notes payable upon demand without interest.

Cash Requirements and Need For Additional Funding
-------------------------------------------------

To date, the Company has invested approximately $36.2 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with UBC for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue effectively the Company's R & D program and marketing efforts aiming at successful commercialization of its HAp coating technologies, the Company will require approximately $11 million in the coming year. The funds will be used for clinical trials of the Company and animal and clinical trials of SagaX Inc., the acquisition of additional manufacturing/R&D equipment and the hiring of additional people to complement its current R&D team. These funds could be provided through any combination of the exercise of existing warrants and/or through subsequent rounds of financing. There is no assurance that we will be able to obtain financing on favourable terms or at all.

Discussion and Analysis of Financial Condition
----------------------------------------------

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the six and three months ended November 30, 2006, the Company posted a loss from operations of $4,131,589 and $1,779,331, respectively, and a net loss of $4,144,987 and $1,779,155, respectively, compared to a net loss of $3,943,484 for the six months ended November 30, 2005 and $2,016,627 for the three months ended November 30, 2005. Most of the difference in net loss is attributable to an increase in research and development expenses during the quarter.

The working capital increased to $1,521,384 as of May 31, 2006 from a working capital deficit of $478,359 as of May 31, 2005, but decreased to a deficit of $57,650 as at November 30, 2006. The decrease in the working capital at November 30, 2006 was due primarily to less cash generated from the exercise of warrants private placements during the period.

The Company's main focus during the six months ended November 30, 2006 and year ended May 31, 2006 was the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems.

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
2005

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased $638,747 to $1,879,973 during the six months ended November 30, 2006 compared to $2,518,720 during the six months ended November 30, 2005. The major cause for the decline is the decrease in the amortization of deferred compensation charged to public relations and consulting expenses which totaled approximately $136,000 in 2006 compared to approximately $957,000 in 2005. Deferred compensation consisted of the fair value of shares and warrants issued for services. Other general and administrative expenses increased due primarily to costs associated with investigations of, and due diligence related to, strategic business alliances and clinical trials and legal costs attributed to additional regulatory filings and strategic alliance proposals.

Research and Development Expenses
---------------------------------

Research and development expenses increased $764,070 to $1,606,387 during the six months ended November 30, 2006 compared to $842,317 during the six months ended November 30, 2005. The increase in 2006 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials and increased expenses on outside testing.

Depreciation Expense
--------------------

Depreciation expense decreased $20,011 to $51,001 during the six months ended November 30, 2006 compared to $71,012 during the six months ended November 30, 2005. The decrease is primarily due to several laboratory equipment items being fully depreciated during the last fiscal year.

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2005

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased $601,977 to $831,604 during the three months ended November 30, 2006 compared to $1,433,581 during the three months ended November 30, 2005. The major cause of the decline is the curtailing of public relations, financing and corporate development activities of the Company. To a large degree, this was caused by fewer issuances of shares and warrants for services resulting in deferred compensation charged to public relations and consulting expenses which totaled approximately $136,000 in 2006 compared to approximately $530,000 in 2005.

Research and Development Expenses
---------------------------------

Research and development expenses increased $266,145 to $766,698 during the three months ended November 30, 2006 compared to $500,553 during the three months ended November 30, 2005. The increase in 2006 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials and increased expenses on outside testing.


Liquidity and Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financings, the exercise of warrants and interest income. The company has suffered significant recurring losses from operations since inception and had a working capital deficit of $153,934 at November 30, 2006.

Financing
---------

Cash flow from financing activities was $1,474,000 in the six months ended November 30, 2006, compared to $5,603,352 in the six months ended November 30, 2005. The Company was able to raise approximately $720,000 from the sale of Regulation S stock, approximately $3.5 million from private placements and approximately $1.5 million from exercises of warrants for the six months ended November 30, 2005 while approximately $1.45 million was raised from private placements during the six months ended November 30, 2006.

The Company did not issue any Regulation S stock during the six months ended November 30, 2006. At November 30, 2006, 2,500,000 Regulation S common shares were held in trust by a financial custodian.

Warrants
--------

As of November 30, 2006, the Company had outstanding warrants to purchase 18,020,516 common shares.

During the six months ended November 30, 2006, the Company granted an aggregate of 2,910,000 warrants from the private placements completed during the period. Each warrant entitles the warrant holder to acquire one share of the Company's common stock at an exercise price of $0.75 up to 24 months commencing from the effective date of the Company's proposed Registration Statement.

The following table summarizes information about the warrants issued by the Company during the six months ended November 30, 2006:

                                                                                                    Weighted
                                                                                                     Average
                                                                                Number of Shares Exercise price
                                                                                ---------------- ---------------

                   Balance, May 31, 2006  - Regular                                  10,689,491  $          0.46
                   Balance, May 31, 2006 - Series "A"                                 5,358,220             0.65
                   Balance, May 31, 2006 - Series "B"                                 3,904,998             0.70
                   Balance, May 31, 2006 - Series "C"                                   229,305             0.66
                                                                                ---------------- ---------------

                   Balance, May 31, 2006                                             20,182,014             0.55
                                                                                ---------------- ---------------

                   Regular:
                         Issued - private placement                                   2,910,000             0.75
                         Exercised                                                   (1,091,500)            0.07
                         Expired                                                        (75,000)            0.50

                   Series "A":
                         Expired                                                     (3,904,998)            0.65
                                                                                ---------------- ---------------

                   Balance, November 30, 2006  - Regular                             12,432,991             0.56
                   Balance, November 30, 2006 - Series "A"                            1,453,222             0.66
                   Balance, November 30, 2006 - Series "B"                            3,904,998             0.70
                   Balance, November 30, 2006 - Series "C"                              229,305             0.66
                                                                                ---------------- ---------------

                   Balance, November 30, 2006 (Unaudited)                            18,020,516  $          0.60
                                                                                ================ ===============

During the six months ended November 30, 2006, the board of directors approved an extension to the expiry date of the following outstanding warrants:

        Number of Warrants                 From                       To
        ------------------                 ----                       --
              71,429                September 8, 2006           March 8, 2007
              500,000                October 24, 2006           April 24, 2007
             1,000,000               November 5, 2006            May 5, 2007

As a result of the warrant extensions, the Company recognized $976 and $254 of public relations expense and finance fees, respectively.

Stock Options
-------------

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

As of November 30, 2006, the Company had outstanding options to purchase 16,605,000 common shares.

During the six months ended November 30, 2006, the Company granted an aggregate of 570,000 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.56 to $0.67 per share, vests immediately or at a specified time, and expires up to five years from date of grant.

Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

During the six months ended November 30, 2006, the board of directors approved an extension to the expiry date of the following outstanding options:

         Number of Options                From                         To
         -----------------                ----                         --
              100,000               August 30, 2006             August 30, 2011
              100,000               August 30, 2006             August 30, 2010
              200,000               August 30, 2006             August 30, 2009

As a result of the option extensions, the Company recognized an additional $104,865 of stock-based compensation in the statement of operations.

Cash Position
-------------

At November 30, 2006, the Company had cash and cash equivalents of $355,261 compared to $1,573,822 at May 31, 2006. The decrease in the Company's cash position is due to a decrease in the funding provided by the Company's financing activities. Additionally, significant funds were used for research and development costs which doubled during the six months ended November 30, 2006 compared to the same period in 2005.

The Company intends to continue to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Standards
------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Since inception, the Company has suffered recurring losses, totaling
$36,117,108 as of November 30, 2006. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

GOING CONCERN RISK

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditor has issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favourable to the Company

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of November 30, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2006, we issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect:

On November 8, 2006, the Company completed a private placement of 1,400,000 units at a price of $0.50 per unit for total proceeds of $700,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

On October 16, 2006, the Company completed a private placement of 600,000 units at a price of $0.50 per unit for total proceeds of $300,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

The Company intends to file a registration statement on Form SB-2 to register the abovementioned private placements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
31.1     Section 302 Certification of CEO
31.2     Section 302 Certification of CFO
32.1     Section 906 Certification of CEO
32.2     Section 906 Certification of CFO

--------------------------------------------

(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  January 14, 2007                     MIV Therapeutics, Inc.


                                            /s/ Alan Lindsay
                                            -------------------------
                                            Alan Lindsay
                                            Chairman and CEO


                                            /s/ Patrick McGowan
                                            -------------------------
                                             Patrick McGowan
                                             CFO