Form 10QSB
period 2007-02-28
MIV THERAPEUTICS INC
filed 2007-04-23
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 81,772,334 as of February 28, 2007
                                           ------------------------------------

Transitional Small Business Disclosure Format (Check one): [ ] Yes      [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                           MIV THERAPEUTICS INC.
                           (A development stage company)

                           Consolidated Financial Statements

                           February 28, 2007

                           (Unaudited)





                           INDEX

                           Consolidated Balance Sheets

                           Consolidated Statements of Operations

                           Consolidated Statement of Stockholders' Equity

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets
------------------------------------------------------------------------------------------------
                                                                   February 28,       May 31,
                                                                      2007             2006
------------------------------------------------------------------------------------------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    517,121     $  1,573,822
  Accounts receivable                                                    55,101           56,902
  Due from related party (Note 8)                                        35,098               --
  Prepaid expenses and deposits (Note 3 and 9(b))                       370,143           84,365
  Inventories (Note 4)                                                  639,706               --
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  1,617,169        1,715,089

INVESTMENT ADVANCES (Note 13)                                            90,000               --

PROPERTY AND EQUIPMENT, net (Note 6)                                  1,085,278          338,786
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $  2,792,447     $  2,053,875
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 8)                     $  1,057,162     $    185,624
  Deferred lease inducement - current portion (Note 9(a))                 8,081            8,081
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             1,065,243          193,705
DEFERRED LEASE INDUCEMENT (Note 9(a))                                    21,549           27,609
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     1,086,792          221,314
------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Notes 1, 9 and 12)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 7)
  Authorized:
        230,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         81,772,334 common shares at February 28, 2007 and
         68,359,964 common shares at May 31, 2006                        81,773           68,360

ADDITIONAL PAID-IN CAPITAL                                           39,527,760       33,214,382

DEFERRED COMPENSATION                                                  (260,555)        (199,569)

COMMON STOCK ISSUABLE                                                   480,000           74,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    (37,918,933)     (31,127,944)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                   (204,390)        (196,668)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            1,705,655        1,832,561
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,792,447     $  2,053,875
================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.




MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                    Period
                                                     from
                                                   inception
                                                 (January 20,
                                                    1999) to             Nine Months Ended                Three Months Ended
                                                  February 28,              February 28,                     February 28,
                                                      2007             2007             2006            2007              2006
----------------------------------------------------------------------------------------------------------------------------------
NET REVENUE                                       $      1,461     $      1,461     $         --     $      1,461     $         --
EXPENSES
  General and administrative (Notes 9 and 10)       19,242,689        3,051,972        3,736,131        1,171,999        1,217,411
  Research and development (Note 8)                 10,413,561        2,400,145        1,398,040          793,757          555,723
  Stock-based compensation (Note 2)                  5,046,506          732,669          512,643          140,500            7,000
  Depreciation                                         984,547           86,051          118,885           35,050           47,872
  Interest expense and finance fees                    979,171           11,295           42,362            9,236            5,354
  Licenses acquired charged to operations              479,780               --               --               --               --
  Finance cost on convertible debentures               382,307               --               --               --               --
  Purchased in-process research
       and development                               2,698,167          493,154               --          493,154               --
----------------------------------------------------------------------------------------------------------------------------------

                                                    40,226,728        6,775,286        5,808,061        2,643,696        1,833,360
----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (40,225,267)      (6,773,825)      (5,808,061)      (2,642,235)      (1,833,360)

GAIN ON EXTINGUISHMENT OF DEBT                         462,249               --               --               --               --

INTEREST INCOME                                        148,333           10,894           61,746            1,696           28,615

GAIN (LOSS) ON FOREIGN EXCHANGE                         45,265          (28,058)          (3,725)          (5,463)          (1,810)
----------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST
                                                   (39,569,420)      (6,790,989)      (5,750,040)      (2,646,002)      (1,806,555)

MINORITY INTEREST SHARE OF LOSS                        806,310               --               --               --               --
----------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                          $(38,763,110)    $ (6,790,989)    $ (5,750,040)    $ (2,646,002)    $ (1,806,555)
==================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                             $      (0.09)    $      (0.09)    $      (0.03)    $      (0.03)
==================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                               73,005,279       62,008,648       77,996,471       66,752,020
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.






MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                Common Stock            Additional     Deferred        Common
                                                         -------------------------       Paid-in        Compen-         Stock
                                                            Shares         Amount        Capital        sation         Issuable
------------------------------------------------------------------------------------------------------------------------------------
                                                                             $              $              $              $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                                     68,359,964         68,360     33,214,382       (199,569)         74,000
Issuance of common stock: (Note 7)
   - for share subscriptions - Private placement          10,310,000         10,310      4,763,290             --         (20,000)
   - for exercise of warrants                              1,238,505          1,239         49,761             --              --
   - for exercise of options                                 205,063            205          2,795             --              --
   - for services                                          1,358,802          1,359        605,456       (282,866)         30,000
   - for license agreement (Note 5)                          300,000            300        123,700             --         (74,000)
Subscription received                                             --             --             --             --          70,000
Acquisition of BioSync Scientific Pvt. Ltd. (Note 12)             --             --             --             --         400,000
Fair value of warrants issued for services                        --             --         34,477        (34,477)             --
Fair value of extended warrants                                   --             --          1,230             --              --
Fair value of extended options                                    --             --        104,865             --              --
Fair value of stock options granted                               --             --        627,804             --              --
Amortization of deferred compensation                             --             --             --        256,357              --
Comprehensive loss:
  Foreign currency translation adjustment                         --             --             --             --              --
  Net loss                                                        --             --             --             --              --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2007                                81,772,334         81,773     39,527,760       (260,555)        480,000
====================================================================================================================================



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
------------------------------------------------------------------------------------------------------
                                                          Accumulated      Deficit           Total
                                                             Other       Accumulated        Stock-
                                                            Compre-       During the        holders'
                                                            hensive       Development       Equity
                                                              Loss           Stage         (Deficit)
------------------------------------------------------------------------------------------------------
                                                                $              $                $
------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                                         (196,668)    (31,127,944)      1,832,561
Issuance of common stock: (Note 7)
   - for share subscriptions - Private placement                    --              --       4,753,600
   - for exercise of warrants                                       --              --          51,000
   - for exercise of options                                        --              --           3,000
   - for services                                                   --              --         353,949
   - for license agreement (Note 5)                                 --              --          50,000
Subscription received                                               --              --          70,000
Acquisition of BioSync Scientific Pvt. Ltd. (Note 12)               --              --         400,000
Fair value of warrants issued for services                          --              --              --
Fair value of extended warrants                                     --              --           1,230
Fair value of extended options                                      --              --         104,865
Fair value of stock options granted                                 --              --         627,804
Amortization of deferred compensation                               --              --         256,357
Comprehensive loss:
  Foreign currency translation adjustment                       (7,722)             --          (7,722)
  Net loss                                                          --      (6,790,989)     (6,790,989)
------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2007                                    (204,390)    (37,918,933)      1,705,655
======================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.







MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                        Period from
                                                                         inception
                                                                       (January 20,
                                                                          1999) to            Nine months ended
                                                                         February 28,            February 28,
                                                                            2007             2007             2006
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(38,763,110)    $ (6,790,989)    $ (5,750,040)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                             8,699,114          990,256        1,821,949
      Stock issued for other than cash                                     5,619,685          353,949          393,575
      Stock issued for license agreement                                      50,000           50,000               --
      Interest expense on related party loan                                 850,000               --               --
      Interest expense on convertible debentures                              34,730               --           34,730
      Fair value of extended warrants                                        194,844               --               --
      Depreciation                                                           984,547           86,051          118,885
      Leasehold improvements written down                                     13,300               --               --
      Project acquisition costs                                                   --               --           53,426
      Purchased in-process research and development                        2,618,167          493,154               --
      Intangible asset impairment                                            150,000               --               --
      Gain on extinguishment of debt                                        (462,249)              --               --
      Provision for bad debt                                                 160,000               --               --
      Beneficial conversion feature on convertible debenture                 289,800               --               --
      Minority interest                                                     (806,310)              --               --
  Changes in operating assets and liabilities:
      Accounts receivable                                                   (215,352)           1,801          (46,294)
      Due from related party                                                 (35,098)         (35,098)          17,500
      Prepaid expenses and deposits                                         (147,011)         (62,088)         (71,327)
      Inventory                                                               25,818           25,818               --
      Accounts payable and other payables                                    954,312          710,146          (96,739)
----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (19,784,813)      (4,177,000)      (3,524,335)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                     20,332,509        4,807,600        5,909,352
  Due to related parties                                                     850,000               --               --
  Proceeds from (repayments of) convertible debentures                       755,000               --          (50,000)
  Cash acquired in reverse acquisition                                        13,824               --               --
  Subscriptions received                                                   1,427,310           70,000               --
  Common stock redemption                                                   (120,000)              --               --
  Loan payable                                                               500,000               --               --
  Repayment of bank loan (Note 12)                                          (910,025)        (910,025)              --
----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 22,848,618        3,967,575        5,859,352
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of BioSync Scientific Pvt. Ltd. - net (Note 12)               (478,152)        (478,152)              --
  Pre-acquisition advances to BioSync Scientific Pvt. Ltd. (Note 12)        (121,870)        (121,870)
  Acquisition of license                                                    (200,000)              --               --
  Purchase of property and equipment                                      (1,409,956)        (149,532)        (170,669)
  Investment advances                                                        (90,000)         (90,000)              --
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (2,299,978)        (839,554)        (170,669)
----------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                             (246,706)          (7,722)          (6,984)
----------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         517,121       (1,056,701)       2,157,364
CASH AND CASH EQUIVALENTS, beginning                                              --        1,573,822          492,709
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ending                                       $    517,121     $    517,121     $  2,650,073
======================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

      The unaudited interim consolidated financial statements include the Company's newly-acquired subsidiary, BioSync Scientific Pvt. Ltd. The acquisition was completed on February 16, 2007 (Note 12).

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

      Since inception, MIV Therapeutics Inc. (the "Company") has suffered recurring losses, totaling $38,763,110 as of February 28, 2007. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

      The Company recorded stock-based compensation expense of $203,554 during the nine months ended February 28, 2007 and $nil during the three months ended February 28, 2007 as a result of the adoption of SFAS No. 123R.

      As of February 28, 2007, $67,500 of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of two years.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (a) Stock-based Compensation (continued)

      The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the nine months and three months ended February 28, 2006:

                                                          Nine Months       Three Months
                                                             Ended              Ended
                                                                 February 28, 2006
                                                           -----------------------------
                                                                     (Unaudited)
Net loss                                 As reported       $(5,750,040)      $(1,806,555)
SFAS No. 123 compensation expense
                                         Pro-forma            (291,936)          (80,821)
                                                           -----------------------------

Net loss                                 Pro-forma         $(6,041,976)       (1,887,376)
========================================================================================

Basic and diluted net loss per share     Pro-forma         $     (0.10)      $     (0.03)
========================================================================================

      For the three and nine months ended February 28, 2007, $nil (2006 - $7,000) and $206,304 (2006 - $80,600) of research and development expense was included in stock-based compensation in the statement of operations, respectively.

      (b) Inventory

      Inventories are valued at the lower of cost (first-in, first-out basis) or net realizable value. Finished goods include labor and certain overhead costs.

      (c) Reclassifications

      Certain amounts from prior periods have been reclassified to conform to the current year presentation.


3.    PREPAID EXPENSES AND DEPOSITS

      Prepaid expenses and deposits consisted of the following at:

                                                    February 28,        May 31,
                                                       2007              2006
--------------------------------------------------------------------------------
                                                   (Unaudited)
Supplier prepayments                               $  284,770         $   31,608
Other deposits                                         34,556             32,763
Other prepaid expenses                                 50,817             19,994
                                                   -----------------------------

                                                   $  370,143         $   84,365
                                                   =============================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

4.    INVENTORIES

      Inventories consisted of the following at;

                                                      February 28,    May 31,
                                                         2007          2006
--------------------------------------------------------------------------------
                                                      (Unaudited)

Raw materials                                          $ 92,357    $        --
Work-in-progress                                         71,116             --
Finished goods                                          476,233             --
                                                       -----------------------

                                                       $639,706    $        --
                                                       =======================

5.    LICENSES

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

5.    LICENSES (continued)

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

            In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company were estimated at CDN$400,400 (US$317,828), being payable over the term of the agreement at various stipulated intervals. As of February 28, 2007, the Company had paid CDN$387,000 (US$344,663) and accrued the final payment of CDN$13,400 (US$11,897) for research and development costs in accordance with Amendment No. 2.

            The Company obtained financial support of up to CDN$315,000 (USD$250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of February 28, 2007, the Company had received CDN$185,391 (US$157,806) from IRAP.

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

      (d) On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CDN$274,896 (US$241,264). As at February 28, 2007, the Company had paid CDN$68,724 (US$60,316) and charged the costs to research and development.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

6.    PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                                 February 28,         May 31,
                                                    2007               2006
-------------------------------------------------------------------------------
                                                (Unaudited)
Land                                            $    19,886         $        --
Building                                             55,308                  --
Laboratory equipment                              1,782,915             990,414
Computer equipment                                  187,249             148,581
Furniture and fixtures                               92,875              62,077
Leasehold improvements                               49,158              49,158
                                                -------------------------------
                                                  2,187,391           1,250,230
Less: accumulated depreciation                   (1,102,113)           (911,444)
                                                --------------------------------
                                                $ 1,085,278         $   338,786
                                                ===============================

            Depreciation expense for the nine months ended February 28, 2007 was $86,051 (2006 - $118,885).

7.    STOCKHOLDERS' EQUITY

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

            (i) On February 27, 2007, the Company completed a private placement of 375,000 units at a price of $0.50 per unit for total proceeds of $168,750 (net of finder's fee of $18,750). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $66,863 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 5.25%, call option value: $0.18 and dividend: nil.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

7.    STOCKHOLDERS' EQUITY (continued)

      (a)   Common Stock (continued)

            (ii) On February 8, 2007, the Company completed a private placement of 1,125,000 units at a price of $0.50 per unit for total proceeds of $506,250 (net of finder's fee of $56,250). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $236,406 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 5.25%, call option value: $0.21 and dividend: nil.

            (iii) On December 22, 2006, the Company completed a private placement of 5,900,000 units at a price of $0.50 per unit for total proceeds of $2,645,600 (net of finder's fee of $304,400). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $624,152 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 30.40%, discount rate: 5.25%, call option value: $0.11 and dividend: nil.

            (iv) On November 8, 2006, the Company completed a private placement of 1,400,000 units at a price of $0.50 per unit for total proceeds of $700,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $119,287 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.09 and dividend: nil.

            (v) On October 16, 2006, the Company completed a private placement of 600,000 units at a price of $0.50 per unit for total proceeds of $300,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $78,625 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.13 and dividend: nil.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

7.    STOCKHOLDERS' EQUITY (continued)

      (a)   Common Stock (continued)

            (vi) On August 21, 2006, the Company completed a private placement of 290,000 units at a price of $0.50 per unit for total net proceeds of $143,000 (net of finder's fee of $2,000). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of (i) 18 months from August 21, 2006 or (ii) 12 months from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $39,080 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 5.25%, call option value: $0.13 and dividend: nil.

            (vii) On July 10, 2006, the Company completed a private placement of
                  620,000 units at a price of $0.50 per unit for total proceeds of $310,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of (i) 18 months from July 10, 2006 or (ii) 12 months from registration of the underlying warrant shares.

                  The warrants had an estimated fair value of $195,161 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.25%, call option value: $0.31 and dividend: nil.

            (viii) During the nine months ended February 28, 2007, the Company issued an aggregate of 1,358,802 common shares for consulting, research and development and employee services with a fair value of $606,815 at the agreement dates. This amount is being amortized on a straight-line basis and charged to operations over the period of completion of performance.

            (ix) During the nine months ended February 28, 2007, the Company issued 1,238,505 common shares pursuant to an exercise of stock purchase warrants for total proceeds of $51,000. Of these shares, 1,462,611 warrants with an average exercise price of $0.27 were exchanged for 1,038,505 common shares and were exercised under certain cashless exercise provisions of the underlying agreements. Of these cashless exercises, 762,611 warrants with an average exercise price of $0.50 were exchanged for 349,781 common shares were issued through a private placement.

            (x) During the nine months ended February 28, 2007, the Company issued 205,063 common shares pursuant to an exercise of stock purchase options for total proceeds of $3,000. Of these shares, 270,000 options with an average exercise price of $0.19 were exchanged for 190,063 common shares and were exercised under certain cashless exercise provisions of the underlying agreements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

7.    STOCKHOLDERS' EQUITY (continued)

      (a)   Common Stock (continued)

            (xi) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust to be paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. As at February 28, 2007, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes.

      (b)   Warrants

            The following table summarizes information about the warrants issued by the Company during the nine months ended February 28, 2007:

                                                                    Weighted
                                                  Number of         Average
                                                    Shares       Exercise price
                                                --------------- ----------------

 Balance, May 31, 2006  - Regular                  10,689,491        $    0.46
 Balance, May 31, 2006 - Series "A"                 5,358,220             0.65
 Balance, May 31, 2006 - Series "B"                 3,904,998             0.70
 Balance, May 31, 2006 - Series "C"                   229,305             0.66
                                                --------------- ----------------

 Balance, May 31, 2006                             20,182,014             0.55
                                                --------------- ----------------

 Regular:
       Issued - private placement                  10,310,000             0.75
       Issued - finder's fee                          150,000             0.75
       Issued - services                              100,000             0.60
       Exercised                                   (1,191,500)            0.11
       Expired                                       (441,800)            0.71
 Series "A":
       Expired                                     (3,904,998)            0.65
       Exercised                                     (361,111)            0.66
 Series "C":
       Exercised                                     (110,000)            0.66
                                                --------------- ----------------

 Balance, February 28, 2007  - Regular             19,616,191             0.63
 Balance, February 28, 2007 - Series "A"            1,092,111             0.66
 Balance, February 28, 2007 - Series "B"            3,904,998             0.70
 Balance, February 28, 2007 - Series "C"              119,305             0.66
                                                --------------- ----------------

 BALANCE, FEBRUARY 28, 2007 (Unaudited)            24,732,605        $    0.64
                                                =============== ================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


7.    STOCKHOLDERS' EQUITY (continued)

      (b)   Warrants (continued)

            During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

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

            During the nine months ended February 28, 2007, the Company granted an aggregate of 570,000 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.56 to $0.67 per share, vests immediately or at a specified time, and expires up to seven years from date of grant.

            Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

            During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding options:

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

7.    STOCKHOLDERS' EQUITY (continued)

      (c)   Stock Options (continued)

            A summary of the weighted average fair value of stock options granted during the nine months period ended February 28, 2007 is as follows:

------------------------------------------------------------------------------------------------
                                                                        Weighted        Weighted
                                                                         Average         Average
                                                                        Exercise          Fair
                                                                          Price           Value
------------------------------------------------------------------------------------------------
Exercise price equals market price at grant date:                        $ 0.66          $ 0.66

Exercise price greater than market price at grant date:                  $   --          $   --

Exercise price less than market price at grant date:                     $   --          $   --
================================================================================================

A summary of the weighted average fair value of stock options granted during the nine months ended February 28, 2006 is as follows:

------------------------------------------------------------------------------------------------
                                                                        Weighted        Weighted
                                                                         Average         Average
                                                                        Exercise          Fair
                                                                          Price           Value
------------------------------------------------------------------------------------------------
Exercise price equals market price at grant date:                        $   --          $    --

Exercise price greater than market price at grant date:                  $ 0.85          $  0.84

Exercise price less than market price at grant date:                     $ 0.28          $  0.57
================================================================================================

A summary of employee stock options information for the nine months ended
February 28, 2007 is as follows:

------------------------------------------------------------------------------------------------
                                                                              Weighted Average
                                                               Shares          Exercise Price
------------------------------------------------------------------------------------------------

Options outstanding, May 31, 2006                             16,385,000          $  0.46
Options granted                                                  570,000             0.66
Options exercised                                               (285,000)            0.19
Options expired                                                 (325,000)            0.57
-----------------------------------------------------------------------------------------------

OPTIONS OUTSTANDING,
FEBRUARY 28, 2007 (Unaudited)                                 16,345,000          $  0.46
================================================================================================


MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


7.    STOCKHOLDERS' EQUITY (continued)

      (c)   Stock Options (continued)

            The following summarizes information about the stock options outstanding and exercisable at February 28, 2007:

                         Options Outstanding                       Options Exercisable
    ---------------------------------------------------------    ------------------------
                                      Weighted
                                       Average      Weighted                    Weighted
      Range of         Number of      Remaining     Average        Number of     Average
      Exercise          Options      Contractual    Exercise        Options     Exercise
       Prices         Outstanding     Life (yr)       Price       Exercisable     Price
    ------------     ------------    -----------    ---------     -----------   ---------
       $0.17             700,000         1.65         $0.17           700,000     $0.17
       $0.20           1,315,000         2.96         $0.20         1,315,000     $0.20
       $0.21             500,000         1.15         $0.21           500,000     $0.21
       $0.30           1,995,000         2.52         $0.30         1,995,000     $0.30
       $0.40           3,875,000         4.19         $0.40         3,875,000     $0.40
       $0.50             350,000         1.13         $0.50           350,000     $0.50
       $0.55             750,000         1.12         $0.55           750,000     $0.55
       $0.56              50,000         4.59         $0.56            25,000     $0.56
       $0.60           5,600,000         5.94         $0.60         3,850,000     $0.60
       $0.64              50,000         4.42         $0.64            50,000     $0.64
       $0.67             400,000         4.29         $0.67           250,000     $0.67
       $0.75             200,000         4.15         $0.75           200,000     $0.75
       $0.80             160,000         3.76         $0.80           160,000     $0.80
       $0.85             150,000         3.97         $0.85           150,000     $0.85
       $1.00             200,000         0.22         $1.00           200,000     $1.00
       $1.10              50,000         3.73         $1.10            50,000     $1.10
   -------------     ------------    -----------    ---------     -----------   ---------
   $0.17 - $1.10      16,345,000         4.02         $0.46        14,420,000     $0.44
   =============     ============    ===========    =========     ===========   ==========

8.    RELATED PARTY TRANSACTIONS

      The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

      During the nine months period ended February 28, 2007, the Company paid or accrued $1,105,970 (2006-$551,522) of management and consulting fees to four directors and two officers (2006-one officer) of the Company. Of this amount, $178,411 (2006-$149,257) was charged to research and development. Included in accounts payable is $nil (2006-$8,817).

      At February 28, 2007, amounts due from the employees of a subsidiary of the Company totaled $35,098. These amount are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


9.    COMMITMENTS AND CONTINGENCIES

      (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next four annual periods ending February 28 are as follows:

                      2008                                   $  97,525
                      2009                                      97,525
                      2010                                      97,525
                      2011                                      81,272
                                                       ----------------
                      Total                                 $  373,847
                                                       ================

            The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 and long-term portion of $21,549 and is being amortized over the term of the lease. During the nine months period ended February 28, 2007, amortization of $6,060 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the nine months period ended February 28, 2007 was $157,440 (2006 - $124,958).

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

            As of February 28, 2007, the two remaining issuances of 1,100,000 common shares each have not been accrued as the underlying conditions have not been satisfied.

            As of February 28, 2007, an amount of $24,878 is included in prepaid expenses representing costs incurred for the contemplated initial public offering (IPO) of SagaX. If it goes on as planned, this will be charged against the proceeds of the IPO.

      (c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia by a former consultant (the "Plaintiff").

            The statement of claim, arising from a settlement agreement dated September 14, 2001, sought the exchange of 3,192,399 common shares of the Company for 3,192,399 shares in the capital of one of the Company's subsidiaries or, alternatively, damages and costs.

            The Company attended a court hearing in chambers during April 2003 on a summary trial application by the Plaintiff for an order for a declaration of specific performance that the Plaintiff was entitled to an exchange of 3,192,399 common shares of the predecessor company, M-I, for 3,192,399 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001. The Plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

9.    COMMITMENTS AND CONTINGENCIES (continued)

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

            No gain or loss provisions have been provided as of February 28, 2007 as the outcome of this legal proceeding is uncertain at this time.

10.   GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses consisted of the following:

                                       Nine Months Ended          Three Months Ended
                                          February 28,               February 28,
                                      2007          2006          2007          2006
                                   ----------------------------------------------------
Legal                              $  413,459    $  354,815    $  167,284    $  148,239
Public relations, financing and
  corporate development               810,302     1,841,068       345,519       527,991
Management fees                       555,808       406,445       163,088       138,504
Consulting                            177,638       288,773        73,085        59,529
Audit                                 148,974       230,776        22,789       123,645
Operating expenses                    945,791       614,254       400,234       219,503
                                   ----------------------------------------------------

                                   $3,051,972    $3,736,131    $1,171,999    $1,217,411
                                   ====================================================

            General and administrative expenses included the following amortized deferred compensation:

                                                Nine Months Ended         Three Months Ended
                                                  February 28,               February 28,
                                               2007         2006          2007           2006
                                           -----------   -----------   -----------   -----------

Amortized deferred compensation in:
  -  Public relations, financing
     and corporate development             $   124,151   $ 1,109,679   $        --   $   301,948
  -  Consulting                                 38,266       176,529        26,111        27,083
                                           -----------------------------------------------------

                                           $   162,417   $ 1,286,208   $    26,111   $   329,031
                                           =====================================================




MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


11.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Period from
                                                      inception
                                                    (January 20,
                                                      1999) to       Nine months ended
                                                     February 28,       February 28,
                                                    2007       2007         2006
                                               --------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                       $   44,922    $   11,041    $       --
                                               ======================================
  Cash paid for income taxes                   $       --    $       --    $       --
                                               ======================================

SUPPLEMENTAL NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Debt settlement with shares                  $  621,375    $       --    $       --
                                               ======================================
  Gain on extinguishment of debt               $  462,249    $       --    $       --
                                               ======================================
  Conversion of convertible debentures
      and accrued interest to common shares    $  740,810    $       --    $  740,810
                                               ======================================
  Shares issued for services                   $3,964,712    $  606,815    $  623,417
                                               ======================================
  Warrants issued for services                 $3,724,968    $   34,477    $1,264,518
                                               ======================================

12.   ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD.

      On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

      Under the terms of the agreement in principle dated October 17, 2006, and the amending agreement dated February 16, 2007 (collectively the "Agreement"), in consideration for the acquisition of the shares of BioSync Scientific, the Company issued 50,000 shares of the Company's common stock with an estimated fair value of $25,000 and paid $500,000 to the vendors. As a further condition of the Agreement, the Company was required to satisfy any and all bank indebtedness of BioSync Scientific, at the time estimated to be $1,000,000.

      During the nine months ended February 28, 2007, the Company advanced a total of $1,044,470 to BioSync Scientific, of which $910,025 was used for repayment of BioSync Scientific's bank indebtedness.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


12.   ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD. (continued)

      The fair value of the assets acquired and liabilities assumed effective February 16, 2007 was as follows:

Cash and cash equivalents                                           $    21,848
Prepaid expenses and other current assets                               223,690
Inventory                                                               665,524
Property and equipment                                                  683,011
In-process research and development                                     493,154
                                                                    -----------

                                                                      2,087,227
Accounts payable and other current liabilities                         (155,332)
Advances from MIV Therapeutics Inc.                                    (121,870)
Bank indebtedness                                                      (910,025)
                                                                    -----------

Fair value of net assets acquired                                   $   900,000
                                                                    ===========

Consideration paid:
   50,000 shares of common stock at $0.50 per share                 $    25,000
   750,000 shares of common stock at $0.50 per share                    375,000
   Cash                                                                 500,000
                                                                    -----------

                                                                    $   900,000
                                                                    ===========

      The excess of the purchase price paid over the fair value of the tangible net assets acquired of $493,154 represented the fair value of in-process research and development, which has been charged to operations during the period. For accounting purposes, the 750,000 shares issued (see below) to the President of BioSync Scientific with an estimated fair value of $375,000 has been included as consideration for the acquisition. The 800,000 shares due for the acquisition of BioSync Scientific have been included in common stock issuable at February 28, 2007 and were issued in March 2007.

      In addition, the Company and BioSync Scientific entered into a executive services agreement with the principal Vendor being employed as Chief Operating Officer and President of BioSync Scientific under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares has been earned and the other 1,500,000 common shares to be given in four installments over the two-year term of the agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


13.   PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO., LTD.

      On September 5, 2006, as amended on March 1, 2007, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company acquired the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

      In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, and has recently agreed, that as a consequence of the Company's prior receipt of an acceptable valuation together with certain other conditions precedent, the Company will pay and issue to the Vendors at the closing of the Agreement an aggregate of $1 million and 4,000,000 restricted common shares at a deemed agreed value of $1.00 per share for total consideration of $5 million. In this respect, and by way of letter of guarantee dated December 1, 2006, the Company has recenty agreed that, should the Vendors determine to sell any of their restricted common shares at any time prior to 12 months and 30 trading days from closing, or should the Company be in any way acquired during the same time period, then the Company will be required to either pay to the Vendors any difference between the actual sales price received and the deemed agreed value ($1.00) per restricted common share or redeem any such restricted common share at such deemed agreed value.

      In this regard, and having recently received regulatory approval from the appropriate Chinese authority to the acquisition by the Company of Vascore Medical, the Company expects to be in the position to complete the proposed acquisition, and subject to its purchase price funding requirement, during the next quarter.

      As of February 28, 2007, investment advances of $90,000 which represents direct costs incurred as a result of the proposed acquisition has been capitalized on the financial statements. These costs will be included in the total acquisition costs upon consummation of this transaction.

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

Facility
--------

To accommodate growth in personnel and research programs the Company plans to lease and equip another section of its manufacturing facility in 2007.

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

PROPOSED AND COMPLETED ACQUISITIONS
---------------------

1 - Vascore Medical (Suzhou) Co., Ltd.

On September 5, 2006, as amended on March 1, 2007, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company will acquire the right to purchase 100% of the outstanding equity of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

In accordance with the terms of the Agreement, and in order to acquire Vascore Medical, the Company is required, and has recently agreed, that as a consequence of the Company's prior receipt of an acceptable valuation together with certain other conditions precedent, the Company will pay and issue to the Vendors at the closing of the Agreement an aggregate of $1 million and 4,000,000 restricted common shares at an agreed value of $1.00 per share for total consideration of $5 million. In this respect, and by way of letter of guarantee dated December 1, 2006, the Company has recently agreed that, should the Vendors determine to sell any of their restricted common shares at any time prior to 13 months from closing, or should the Company be in any way acquired during the same time period, then the Company will be required to either pay to the Vendors any difference between the actual sales price received and the deemed agreed value ($1.00) per restricted common share or redeem any such restricted common share at such deemed agreed value.

In this regard, and having recently received regulatory approval from the appropriate Chinese authority to the acquisition by the Company of Vascore Medical, the Company expects to be in the position to complete the proposed acquisition, and subject to its purchase price funding requirement, during the next quarter.

As of February 28, 2007, we have made investment advances of $90,000 which represents direct costs incurred as a result of the proposed acquisition.

2 -  BioSync Scientific Pvt. Ltd.

On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

Under the terms of the agreement in principle dated October 17, 2006, and the amending agreement dated February 16, 2007 (collectively the "Agreement"), in consideration for the acquisition of the shares of BioSync Scientific, the Company issued 50,000 shares of the Company's common stock with an estimated fair value of $25,000 and paid $500,000 to the vendors. As a further condition of the Agreement, the Company was required to satisfy any and all bank indebtedness of BioSync Scientific, at the time estimated to be $1,000,000.

During the nine months ended February 28, 2007, the Company advanced a total of $1,044,470 to BioSync Scientific, of which $910,025 was used for repayment of BioSync Scientific's bank indebtedness.

The fair value of the assets acquired and liabilities assumed effective February 16, 2007 was as follows:

Cash and cash equivalents                                           $    21,848
Prepaid expenses and other current assets                               223,690
Inventory                                                               665,524
Property and equipment                                                  683,011
In-process research and development                                     493,154
                                                                    -----------

                                                                      2,087,227
Accounts payable and other current liabilities                         (155,332)
Advances from MIV Therapeutics Inc.                                    (121,870)
Bank indebtedness                                                      (910,025)
                                                                    -----------

Fair value of net assets acquired                                   $   900,000
                                                                    ===========

Consideration paid:
     50,000 shares of common stock at $0.50 per share               $    25,000
     750,000 shares of common stock at $0.50 per share                  375,000
     Cash                                                               500,000
                                                                    -----------

                                                                    $   900,000
                                                                    ===========

The excess of the purchase price paid over the fair value of the tangible net assets acquired of $493,154 represented the fair value of in-process research and development, which has been charged to operations during the period. For accounting purposes, the 750,000 shares issued (see below) with an estimated fair value of $375,000 has been included as consideration for the acquisition. The 800,000 shares due for the acquisition of BioSync Scientific have been included in common stock issuable at February 28, 2007 and were issued in March 2007.

In addition, the Company and BioSync Scientific entered into an executive services agreement with the principal Vendor being employed as Chief Operating Officer and President of BioSync Scientific under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares has been earned, and the other 1,500,000 common shares to be given in four installments over the two-year term of the agreement.

Cash Requirements and Need For Additional Funding
-------------------------------------------------

To date, the Company has invested approximately $37.7 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with UBC for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue effectively the Company's R & D program and marketing efforts aiming at successful commercialization of its HAp coating technologies, the Company will require approximately $11 million in the coming year. The funds will be used for the following: clinical trials MIV Therapeutics Inc.; animal and clinical trials of SagaX, Inc.; operational expenses of Biosync Scientific Pvt. Ltd., the Company's subsidiary in India; extension of the Collaborative Research Agreement with UBC; the acquisition of additional manufacturing/R&D equipment and the hiring of additional people to complement its current R&D team.

These funds could be provided through any combination of the exercise of existing warrants and/or through subsequent rounds of financing. There is no assurance that we will be able to obtain financing on favorable terms or at all.

Discussion and Analysis of Financial Condition
----------------------------------------------

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the nine and three months ended February 28, 2007, the Company posted a loss from operations of $6,773,825 and $2,642,235 respectively, and a net loss of $6,790,989 and $2,646,002, respectively, compared to a net loss of $5,750,040 for the nine months ended February 28, 2006 and $1,806,555 for the three months ended February 28, 2006. Most of the difference in net loss is attributable to an increase in research and development expenses during the period.

The working capital surplus decreased by $969,458 from $1,521,384 as of May 31, 2006 to $551,926 as at February 28, 2007. The decrease in the working capital at February 28, 2007 was due primarily to less cash generated from private placements and exercise of warrants during the period.

The Company's main focus during the nine months ended February 28, 2007 and year ended May 31, 2006 was the continued research and development of new therapeutic technologies and its biocompatible coating for stents and drug delivery systems.

RESULTS OF OPERATIONS

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2006

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased $684,159 to $3,051,972 during the nine months ended February 28, 2007 compared to $3,736,131 during the nine months ended February 28, 2006. The major cause for the decline is the decrease in the amortization of deferred compensation charged to public relations and consulting expenses which totaled approximately $162,000 in 2007 compared to approximately $1.3 million in 2006. Deferred compensation consisted of the fair value of shares and warrants issued for services. Other general and administrative expenses increased due primarily to costs associated with investigations of, and due diligence related to, strategic business alliances and clinical trials and legal costs attributed to additional regulatory filings and strategic alliance proposals.

Research and Development Expenses
---------------------------------

Research and development expenses increased $1,002,105 to $2,400,145 during the nine months ended February 28, 2007 compared to $1,398,040 during the nine months ended February 28, 2006. The increase in 2007 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials, increased expenses on outside testing, and the employment of 5 new employees to complement the Company's R&D team.


THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

General and Administrative Expenses
-----------------------------------

General and administrative expenses decreased $45,412 to $1,171,999 during the three months ended February 28, 2007 compared to $1,217,411 during the three months ended February 28, 2006. The reason for the decline is the decrease in the amortization of deferred compensation charged to public relations and consulting expenses which totaled approximately $26,000 in 2007 compared to approximately $329,000 in 2006.

Research and Development Expenses
---------------------------------

Research and development expenses increased $238,034 to $793,757 during the three months ended February 28, 2007 compared to $555,723 during the three months ended February 28, 2006. The increase in 2007 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials, increased expenses on outside testing.


Liquidity and Capital Resources
-------------------------------

Since inception, the Company has financed its operations from private financings, the exercise of warrants and interest income. The company had a working capital surplus of $551,926 at February 28, 2007.

Financing
---------

Cash flow from financing activities was $3,967,575 in the nine months ended February 28, 2007, compared to $5,859,352 in the nine months ended February 28, 2006. The Company was able to raise these funds through private placements and from exercises of warrants.

The Company did not issue any Regulation S stock during the nine months ended February 28, 2007. At February 28, 2007, 2,500,000 Regulation S common shares were held in trust by a financial custodian.

Warrants
--------

As of February 28, 2007, the Company had outstanding warrants to purchase 24,732,605 common shares.

During the nine months ended February 28, 2007, the Company granted an aggregate of 10,310,000 warrants from the private placements completed during the period. Each warrant entitles the warrant holder to acquire one share of the Company's common stock at an exercise price of $0.75 up to 24 months commencing from the effective date of the Company's Registration Statement on Form SB-2.

The following table summarizes information about the warrants issued by the Company during the nine months ended February 28, 2007:

                                                                           Weighted
                                                        Number of           Average
                                                          Shares          Exercise price
                                                        -----------        ---------
Balance, May 31, 2006  - Regular                         10,689,491        $   0.46
Balance, May 31, 2006 - Series "A"                        5,358,220            0.65
Balance, May 31, 2006 - Series "B"                        3,904,998            0.70
Balance, May 31, 2006 - Series "C"                          229,305            0.66
                                                        -----------        --------

Balance, May 31, 2006                                    20,182,014            0.55
                                                        -----------        --------

Regular:
      Issued - private placement                         10,310,000            0.75
      Issued - finder's fee                                 150,000            0.75
      Issued - services                                     100,000            0.60
      Exercised                                          (1,191,500)           0.11
      Expired                                              (441,800)           0.71
Series "A":
      Expired                                            (3,904,998)           0.65
      Exercised                                            (361,111)           0.66
Series "C":
      Exercised                                            (110,000)           0.66
                                                        -----------        --------

Balance, February 28, 2007  - Regular                    19,616,191            0.63
Balance, February 28, 2007 - Series "A"                   1,092,111            0.66
Balance, February 28, 2007 - Series "B"                   3,904,998            0.70
Balance, February 28, 2007 - Series "C"                     119,305            0.66
                                                        -----------        --------

BALANCE, FEBRUARY 28, 2007 (Unaudited)                   24,732,605        $   0.64
                                                        ===========        ========


During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

        Number of Warrants                 From                       To
        ------------------                 ----                       --
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

As of February 28, 2007, the Company had outstanding options to purchase 16,345,000 common shares.

During the nine months ended February 28, 2007, the Company granted an aggregate of 570,000 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.56 to $0.67 per share, vests immediately or at a specified time, and expires up to seven years from date of grant.

Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding options:

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

Cash Position
-------------

At February 28, 2007, the Company had cash and cash equivalents of $517,121 compared to $1,573,822 at May 31, 2006. The decrease in the Company's cash position is due to a decrease in the funding provided by the Company's financing activities. Additionally, significant funds were used for research and development costs which increased during the nine months ended February 28, 2007 compared to the same period in 2006.

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

Since inception, the Company has suffered recurring losses, totaling $38,763,110 as of February 28, 2007. The Company has funded its operations through the issuance of common stock, and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of February 28, 2007 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2007 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2007, we issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect:

On February 27, 2007, the Company completed a private placement of 375,000 units at a price of $0.50 per unit for total proceeds of $168,750 (net of finder's fee of $18,750). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

On February 8, 2007, the Company completed a private placement of 1,125,000 units at a price of $0.50 per unit for total proceeds of $506,250 (net of finder's fee of $56,250). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

On December 22, 2006, the Company completed a private placement of 5,900,000 units at a price of $0.50 per unit for total proceeds of $2,645,600 (net of finder's fee of $304,400). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

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

--------------------------------------------

(1) Previously filed as an Exhibit to MIV Therapeutics, Inc.'s registration statement on Form 10-SB filed April 25, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  April 23, 2007                     MIV Therapeutics, Inc.


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