Form 10-K
period 2007-05-31
MIV THERAPEUTICS INC
filed 2007-08-29
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended: May 31, 2007

                        Commission file number: 000-30453

                             MIV THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)

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

Securities Registered pursuant to section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file repots pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerate filer, or a non accelerated filer.

Large Accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $191,490

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as to the last business day of the registrant's most recently completed second fiscal quarter. $61,250,070

Number of outstanding shares of the registrant's par value $0.001 common stock, as of July 31, 2007 113,590,811

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

                             MIV THERAPEUTICS, INC.

                                    FORM 10-K
                                      INDEX

                                                                            Page
Item 1.    Business                                                           3
Item 1A.   Risk Factors                                                       12
Item 1B.   Unresolved Staff Comments                                          12
Item 2.    Properties                                                         18
Item 3.    Legal Proceedings                                                  18
Item 4.    Submission of Matters to a Vote of Security Holders                18
Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  18
Item 6.    Selected Financial Data                                            20
Item 7.    Management's Discussion and Analysis or Financial Condition
           and Results of Operations                                          20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         29
Item 8.    Financial Statements and Supplementary Data                        29
Item 9.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           30
Item 9A.   Controls and Procedures                                            31
Item 9B.   Other Information                                                  32
Item 10.   Directors, Executive Officers and Corporate Governance             32
Item 11.   Executive Compensation                                             36
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    42
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence                                                       45
Item 14.   Principal Accounting Fees and Services                             45
Item 15.   Exhibits, Financial Statement Schedules                            46

                                     Part I

ITEM 1. BUSINESS

When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K. Unless otherwise noted, reference to dollars shall mean United States dollars.

History and Development
-----------------------

MIV Therapeutics Inc. ("MIVT" or the "Company") is an advanced stage, research and development company pursuing the commercialization of the next generation of biocompatible coatings for stents and other medical devices and advanced drug delivery systems with the intent of providing healing solutions for cardiovascular disease and other medical conditions. In collaboration with the University of British Columbia (UBC), the Company has developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies were protected by 50 patents and patent applications World-wide at the time of writing this document.

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

On April 25, 2000 the Company filed a registration statement on Form 10SB to register its common stock under the Securities Exchange Act of 1934 (the "Exchange Act"), and thereby became a reporting company, and its common stock also became eligible for quotation on the Over-the-Counter Bulletin Board (the "OTCBB"). The Company's common stock began quotation on the OTCBB on July 13, 2000.

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

In December 2004, MIVT's wholly-owned subsidiary MIVI Technologies, Inc. involved in the research and development of multilayer coating technologies with drug eluting capability for cardiovascular stents and other implantable devices received a Government of Canada grant for the research program titled "Development of Novel Drug Eluting Composite Coatings for Cardiovascular Stents". The Canadian National Research Council approved MIVI Technologies, Inc.'s application following an in depth familiarization with the advanced concept of novel technologies proposed by MIVI Technologies, Inc. and a review of our organizational and fiscal capability to carry on with the program. In May 2007 the above program was formally extended until the end of the year 2007, with additional funding provided by The Canadian National Research Council in support of the expanded research activities.

On March 14, 2005, we acquired 100% of SagaX, Inc. ("SagaX"), a Delaware corporation with operations in Herzliya, Israel, from a third party. SagaX is in the business of developing a neuro-vascular embolic stent filter medical device called Anti Embolic Protection Device or AEPD through its subsidiary in Israel, which complements our current research activities. SagaX has a registered patent entitled Endovascular Device for Entrapment of Particulate and Method for Use. AEPD filters the blood in the aorta - the body's main artery supplying blood to the arteries to the brain namely the right innominate artery, the left carotid artery and the left subclavian artery. The device is capturing and deflecting embolic particles from traveling upstream in the direction of the patient's brain. If emboli reach the brain, they can cut off blood flow, triggering strokes. The SagaX AEPD employs patented stent based filter-deflector technology that can be used during Trans-Catheter Cardiology procedures, is one of the latest innovations in the field of filter-based embolic protection devices, and is the only filter developed for use in the aorta. The AEPD will be delivered by a guiding catheter to the upper portion of the aortic arch, where the arteries to the brain originate. The technology patented is still in the research stage. Preliminary evaluation of prototype devices confirmed effectiveness of AEPD. Following extensive in-vitro testing and successful preliminary animal trials, AEPD recently entered final stages of preparations for comprehensive animal trials required by regulatory agencies, Phase I clinical trials and other pre-commercialization activities. MIVT believes the SagaX embolic protection device will be particularly useful during invasive heart procedures such as electrophysiology, valve dilatations and valve repair through angioplasty. But the technology may also find broad preventative application during minimally invasive alternatives to open surgery.

We agreed to issue 4,200,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares were valued at $0.47, which is the fair value of the shares at the time of agreement. We issued 2,000,000 of the shares upon the execution of the agreement. We also agreed to issued, 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. SagaX has not yet met these objectives and the 2,200,000 shares have not yet been required to be issued. We also agreed to pay $145,000 of the vendor's debt at the time of acquisition and agreed to finance up to $730,000 for SagaX's research in 2005.

On March 1, 2005, we entered into a share acquisition letter of intent with the shareholders of Sahajanand Medical Technologies Inc. ("SMT") of India to purchase 100% of the issued and outstanding shares of SMT. The proposed acquisition of SMT was terminated by mutual agreement in January 2006.

Our shares are quoted under the symbol "MIVT" on the OTCBB. On August 24, 2006, following shareholder approval at our most recent annual meeting, we amended our Articles of Incorporation to increase our authorized common stock to 230,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Recent Developments
-------------------

Proposed Acquisition of Vascore Scientific Co. Ltd.

Effective on September 5, 2006, we entered into an Equity Transfer Agreement to acquire all of the outstanding equity interests of Vascore Scientific Co., Ltd., a wholly foreign owned enterprise in China ("Vascore"), which is presently engaged in the business of, among other things, designing, manufacturing and marketing coated and non-coated vascular stents and related accessories. The Equity Transfer Agreement, which is still subject to numerous conditions precedent to closing and including, without limitation, final Board and government approvals, provides for the payment and issuance of an aggregate of $1,000,000 and 4,000,000 common shares of our company prior to the completion of the acquisition of Vascore.

In accordance with the terms of the Agreement, and in order to acquire Vascore, we are required, and recently agreed, that as a consequence of our prior receipt of an acceptable valuation together with certain other conditions precedent, we will pay and issue to the vendors at the closing of the agreement an aggregate of $1 million and 4,000,000 restricted common shares. In this respect, and by way of letter of guarantee dated December 1, 2006, we have recently agreed that, should the vendors determine to sell any of their restricted common shares at any time prior to 12 months and 30 trading days from closing, or should we be in any way acquired during the same time period, then we will be required to either pay to the Vendors any difference between the actual sales price received and the deemed agreed value ($1.00) per restricted common share or redeem any such restricted common share at such deemed agreed value.

The proposed acquisition of Vascore is currently pending, and as of May 31, 2007, investment advances of $169,800 which represents direct costs of the proposed acquisition has been charged to operations on the financial statements.

Acquisition of BioSync Scientific Pvt. Ltd.

On February 16, 2007, we completed the acquisition of all of the issued and outstanding shares of BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

In consideration for the acquisition of the shares of BioSync Scientific, we issued 50,000 shares of the Company's common stock with an estimated fair value of $33,000 and paid $500,000 to the vendors. As a further condition of the agreement, we were required to satisfy any and all bank indebtedness of BioSync Scientific, at the time estimated to be $1,000,000. As part of the acquisition, the Company entered into an two year Executive Services Agreement with Mr. Rajesh Vaishnav, owner of BioSync Scientific pursuant to which Mr. Vaishnav will serve as the President and Chief Operating Officer of Biosync. As part of his agreement, Vaishnav may receive up to an aggregate of 4,000,000 shares of common stock of the Company provided certain conditions are met. Of the 4,000,000 shares, 750,000 shares have been issued with an estimated fair value of $495,000 to Mr. Vaishnav and other former shareholders of Biosync as the Company agreed to issue 750,000 common shares to the vendors if Biosync received CE Mark for its bare-metal stent. The fair value of the 750,000 common shares are included as consideration for the acquisition.

Biosync Scientific was started as a partnership company on July 21, 2003 at Surat, Gujarat, India. This joint stock company was converted and registered as Biosync Scientific Pvt. Ltd. on August 1, 2006 under part IX of the companies act 1956 at 136-B, Surat Special Economic Zone, GIDC, Sachin, Surat in the state of Gujarat, India.

Biosync Scientific's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare.

The Biosync Scientific genXTM coronary stent is the next generation variable geometry stent, designed to minimize stent induced arterial injury. It is designed to incorporate controlled stent expansion characteristics, better stent-artery compliance, superior acute gain, optimum cell size and shape, lower strut thickness and high flexibility.

BioSync Scientific's manufacturing facility is located in Surat, Gujarat, India, and is approximately 8,325 square feet including manufacturing area, BioSync Scientific's employees approximately 56 and contains micro biology labs, and administrative offices and a manufacturing capacity to manufacture 7,600 stents per month, 3,000 inflation devices and 10,000 Y connectors. BioSync Scientific's manufacturing facilities are ISO 9001 and ISO 13485 certified. All the products manufactured are CE certified. BioSync Scientific's products are marketed worldwide through distribution channels and its major markets include India, Turkey, Greece, Italy, Egypt, Argentina, and the Middle East.

July 2007 Financing

On July 9, 2007, we completed the private placement of 25,100,000 Units sold at $0.50 per Unit for aggregate gross proceeds of $12.55 million. Each Unit is comprised of one share of common stock of and one-half of one Warrant. Each whole Warrant entitles the holder to purchase one share of common stock for a period of five years at a price of $0.55 per share. In connection with the private placement, we received net proceeds of $11.7 million. We intend to use the funds to further the development of our novel drug eluting stents, commercial activities, and for general corporate purposes. We engaged Bank of Montreal as our agent who received placement fees of $753,000 and 251,000 shares of common stock and warrants to purchase 753,000 shares of common stock at $0.55 per share in connection with the private placement.

The securities issued in connection with the private placement have not been registered under the 1933 Act upon reliance of the exemption provided by Rule 506 of Regulation D and/or Section 4(2) of the 1933 Act.

Product Background
------------------

Coronary stents are used to treat cardiovascular disorder caused by the narrowing or blockage of coronary arteries. Stents are compressible tubular metal mashes that are mounted on a balloon catheter, inserted into the circulatory system by a team of cardiologists, and directed to the location of a blocked coronary artery. During the angioplasty procedure, which involves unclogging the artery, the balloon is expanded to clear the obstruction, allowing normal blood flow. With this procedure, the stent is deployed and remains in place to reinforce the artery wall. This procedure is the leading alternative to costly and highly invasive open-heart surgery. Stents have eliminated many of the complications that previously accompanied simple balloon angioplasty. As much as 80% of blocked coronary arteries can be treated effectively with stenting.

We, in collaboration with UBC, have developed unique coating technologies that utilize HAp for application on medical devices. HAp is naturally found in bone and tooth enamel. As such, it may inhibit a variety of adverse reactions currently seen with polymer- based drug delivery system.

We have licensed from UBC the worldwide rights to technologies for coating stents and other medical devices with HAp. Our lead product in development is a HAp-coated drug eluting stent for which human studies began in May 2007.

Our technology is considered to be suitable for broad applications in cardiovascular and non-vascular drug/device combination products. Our goal is to continue to diversify our portfolio to capitalize on these potential applications, accessing the multi-billion market of combination drug/device products.

Summary of the Company's existing products currently in the pre-clinical
------------------------------------------------------------------------
development stage
-----------------

Coating and Drug Delivery Technologies

The Company's lead coating and drug delivery technologies include:

1. Nanofilm Hap "passive" (without drug) coating for cardiovascular stents. This coating is designated as a long-lasting protective barrier between the substrate of the device and the surrounding tissue.

2.   Porous HAP, with capacity to carry drug.

Cardiovascular Stents

MIVT is developing its own cardiovascular stents. These stents are designed with unique design features and are destined for world wide commercialization.

Our Bare Metal Cardiovascular Stents

The acquisition of Biosync Scientific, a designer and producer of advanced cardiovascular stents, provided MIVT with a highly competitive bare metal stent platform. The GenX coronary stent system is CE Mark-certified for use in Europe and other countries around the world where the CE Mark is recognized. MIVT will use the GenX stent as the bare-metal stent platform for commercialization of its proprietary polymer-free drug-eluting stent.

Drug-Eluting Cardiovascular Stents

We are currently developing our first drug-eluting stent with a polymer-free HAp coating. This drug eluting stent should offer a significant safety advantage over the currently available polymer-based systems as it contains no polymer and significantly less drug. First-in-man studies for this product began in May 2007.

Intellectual Property and Intangibles
-------------------------------------

Patents

We have exclusive worldwide rights to the HAp coating technology from UBC for use on stents and other medical devices, including the rights to manufacture and market coated products using these technologies. To date, UBC has two patents granted and one patent pending on novel coating technologies that we intend to use.

Patents Owned by University of British Columbia and Licensed Exclusively to
MIVT:

1. Novel Sol-Gel Calcium Phosphate Ceramic Coatings and Method of Making the Same. Inventor(s): T.Troczynski, Dean-Mo Liu - UBC/MTRL.

Abstract / Non-confidential Description:

Low-Temperature Sol-Gel Synthesis of Hydroxyapatite Ceramics for Biomedical Applications. This invention relates to novel sol-gel calcium phosphate, in particular, hydroxyapatite, ceramic coatings and processes of making same at low temperature. Such coatings are useful, inter alia, for dental implants and other bone-metal contact appliances.

Status:  S 6,426,114 (also Canadian application # 2,345,552).

2. Biofunctional Hydroxyapatite Coatings and Microspheres for In-situ Drug Encapsulation. Inventor(s): T. Troczynski, Dean-Mo Liu, Quanzu Yang - UBC/MTRL.

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

Status: US Patent No. 6,730,324, PCT Patent Application No. PCT/CA02/00565, which has been converted to pending regional applications in Canada (Patent No. 2,444,561), Europe (Serial No. 02721913.8, Italy, France , Germany, United Kingdom, Ireland, and The Netherlands elected), Australia (Serial No. 2002225889), Brazil (Serial No. PI 0209040-6), China (Serial No. 02811285.7),
India (Serial No. 1357/KONP/2003), Israel (Serial No. 158474), Japan (Serial No. 2002-582904), and South Africa (Serial No. 2003/8332).

3. Calcium Phosphate Coated Implantable Medical Devices and Method of Making Same. Inventor(s): T. Troczynski, Dorna Hakimi, Buhsung Hyun, Mehrdad Keshmiri, Manus Pui Hung Tsui, Quanzu Yang - UBC/MTRL Mao-Jung Maurice Lien, Arc Rajtar, Douglas Smith - MIVI Therapeutics Inc.

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

Status: PCT/CA #03/014050 (serial # 03 747 764.3-2107), US patent application #10/527,406, Canada (Serial No. 2,498,743), Japan (Serial No. 2004-534912),
Brazil (Serial No. PI 0314265-5), European (Serial No. 03747764.3) and India (Serial No. 639/KOLNP/2005.

Trademarks

We have applications pending in the United States Patent and Trademark Office and in Canada for protection of the trade name "MIV Therapeutics".

Domain Names

The Company holds a 100% interest in the following domain names:

o    mivi.ca
o    mivtherapeutics.com
o    mivtinc.com
o    bio-deliverysystems.com


Objectives
----------

MIV Therapeutics, Inc. was established in 1999, with an initial corporate focus on the development of minimally invasive medical devices for use in cardiovascular and other medical procedures. The Company completed the development of a proprietary coronary stent for use in angioplasty procedures but has since shifted its focus to the development of technologies that would be used to manufacture a range of biocompatible coatings and drug delivery solutions for vascular stents and other implantable medical devices.

The corporate mission of MIV Therapeutics is to become a recognized world leader in the development of biocompatible device coatings and drug delivery systems for various medical applications.

Industry Background

The global medical technology marketplace is expanding at double-digit rates, driven by an aging population, increasing affluence in the developing world and continuing medical innovation. The medical device sector includes nearly 3,000 companies worldwide, with a wide range of devices designed either for treatment or diagnosis. The worldwide annual sales of all types of medical devices are estimated at $160 billion. The cardiovascular device market remains one of the most attractive sectors of the medical device industry, continuing to exhibit above-average revenue growth and attracting significant attention from the investment community.

The worldwide cardiovascular device market is estimated to generate in excess of $10 billion in annual sales and is growing at nearly 10% per year. The leading segments in this market by sales volume are products designed for percutaneous intervention (i.e. medical devices that are inserted through the skin), such as those used in angioplasty procedures to unblock clogged arteries. We currently specialize in minimally invasive medical devices for cardiovascular disease, with a focus on coronary stents. The stent market alone is estimated to generate in excess of $6.0 billion in worldwide annual sales in 2007.

Over the next few years, we intend to expand our technologies to include several promising drug delivery platforms. Drug delivery is defined as a system or technology that enables the introduction of a therapeutic agent into the body and improves its efficacy by controlling the rate, time or site of release. Commercially, drug delivery provides the ability to develop a new route of administration for an existing drug and can substantially improve the efficacy of a drug, while also reducing its side effects.

The market for new drug delivery systems is now growing faster than the overall pharmaceutical market, increasing the annual sales in the United States for products that utilize drug delivery technologies from $15 billion in 2000 to a projected $30 billion by 2007. Drug delivery systems are a strategic tool for expanding markets, as they permit the patenting of generic therapeutics with novel delivery systems as a new formulation, as well as create new and improved treatments for patients.

The segment of the drug delivery market associated with medical devices has developed very recently, driven primarily by the need for improved coronary stents and other implanted medical devices that do not trigger inflammatory responses that may prolong the healing process. This is our planned initial target market and offers us an opportunity to enter this rapidly growing sector of the medical device marketplace.

The Market

Stents are estimated to be used in approximately 60-80% of angioplasty procedures worldwide. The worldwide coronary stent market currently generates over US$6 billion in revenues. MIV Therapeutics is targeting this large and growing market with its unique polymer-free drug eluting stent.

Rapid introduction of new stent designs and the rapid pace of innovations in the last ten years have resulted in dramatic shifts in market share, but also have opened up tremendous opportunities for entrepreneurial market entrants. The Company believes that the development of novel new and safer devices, and therapies to treat restenosis is the primary challenge that will shape the industry and define the industry leaders in the next decade.

Target Market and Marketing Strategy

MIVT proprietary HAp-based, coatings combine biocompatibility with flexible engineering parameters, making them suitable for a broad range of implantable medical devices and drug delivery applications.

The Company intends to secure a firm position in the emerging market for coated and drug-eluting stents with its own devices while at the same time look for additional opportunities in other implantable medical devices.

HAp based Coatings

HAp is naturally found in bone and tooth enamel and is rapidly integrated into the human body. Numerous results from clinical tests and surgical practice have shown that in addition to its demonstrated biocompatibility, this new generation of advanced biocompatible coatings is non-toxic.

Our HAp coating technology has successfully progressed through a comprehensive range of tests required for CE Mark and FDA approvals in both Europe and the US. These include thrombogenicity (blood clotting), cytotoxicity, and fatigue life testing.

Preclinical results support the expectation that the HAp-based drug eluting stent may be considerably safer than currently available polymer-based drug eluting stents. In May of 2007, we began first in man trials for our first HAp-based drug eluting stent.

HAp Coatings Development Program

The overall objective of this program is to develop calcium phosphate ceramic-based/polymer-free coatings suitable for cardiovascular stents and other implantable medical devices, in particular:

1.   to define and validate the composite coating characteristics;
2. to develop coating process that will be suitable for volume manufacturing environment;
3. to develop suitable process for incorporation of drugs into the composite coatings;
4. to characterize in-vitro and in-vivo chemical, mechanical and biological properties of the drug-containing coatings based on HAp;
5. to define drug eluting characteristics for the coatings; validate the values in-vitro and in-vivo; and
6. to modify manufacturing processes for optimum performance of the drug-eluting calcium phosphate ceramic/ coatings on cardiovascular stents.
7.   to begin human trials and the process to commercialization.


Competition

Competitive activities in the drug-eluting stent (DES) field focus on development of stent coatings which combine improved biocompatibility with controlled drug release characteristics, on a variety of drugs either already available off-shelf or being developed for vascular applications, as well as on attempts to develop fully biodegradable stents.

Based on our current stage of product development, MIVT can best be compared to other medical device companies with coated stent products. Although there are a number of companies currently selling coronary stents and developing drug-eluting stents, there are a relatively small number of international companies that control the majority of this market segment.

Currently, only two brands of drug-coated stent are available in the United
States: Taxus(TM) Paclitaxel-eluting stent, which is made by Boston Scientific, and Johnson & Johnson's Cypher(TM) Sirolimus-eluting stent, which is coated with a polymer made by Eden Prairie-based SurModics Inc. Both were extensively tudied in clinical trials and received CE mark approvals in Europe prior to FDA approval.

The Johnson & Johnson's Cypher(TM) stent's metal substrate is coated with three layers of polymers. The primer layer is a coating of Parylene C onto which is sprayed a solution of two biodegradable polymers, polyethylene-co-vinyl acetate
(PEVA) and poly n-butyl methacrylate (PBMA), containing the anti-inflammatory drug Sirolimus (Rapamycin or Rapamune). The top layer is a drug-free coating of a solution of PEVA and PBMA that serves to control drug release and prevent a burst effect. The polymer platform was developed for Cordis by SurModics (Eden Prairie, Minnesota). The Johnson & Johnson's Cypher(TM) stent releases 50% of its Sirolimus content during the first week after implantation and 85% of the drug over 30 days. All the sirolimus is eluted after 90 days. Sirolimus is licensed by Cordis from Wyeth (Madison, New Jersey), which sells it under the Rapamune brand name. The Cypher(TM) stent is sold in 80 countries.

The Boston Scientific's Taxus stent is coated with a single layer of non-biodegradable poly(styrene-b-isobutylene-b-styrene) translute polymer containing anticancer drug Paclitaxel. Paclitaxel prevents the accumulation of anti-inflammatory cells at the site where angioplasty was performed and is licensed by Boston Scientific from Angiotech Pharmaceuticals (Vancouver, British Columbia).

Medtronic, Inc. is also is focused on providing therapeutic, diagnostic, and monitoring systems for cardiovascular and other markets. Medtronic's Endeavor(R) drug-eluting stent system has thin-strut cobalt chrome alloy to enhance deliverability and has achieved CE Mark. The FDA approval process is on going.

Abbott Laboratories through Abbott Vascular has a comprehensive portfolio of endovascular and coronary products. Abbott Laboratories recently acquired Guidant Corp.'s coronary stent and vascular business. Abbott's Xience V stent has achieved CE Mark. The FDA approval process is on going.

With the worldwide revenues for coronary stents projected to exceed US$6 billion in 2007, there is a substantial opportunity for even a smaller company such as MIV Therapeutics, Inc. to penetrate this market if it has leading edge technologies and a strong product development program.

A growing number of smaller and mostly private companies also are developing DES products. A variety of stent designs and materials and a range of drugs, including combinations of drugs, are being explored.

Employees

We currently have 90 full time employees.

Public Reports

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at One Station Place, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

We also maintain our website at www.mivtherapeutics.com

ITEM  1A RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this Annual report in evaluating our Company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You may lose all or part of your investment due to any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE WE ARE CURRENTLY A DEVELOPMENT STAGE COMPANY, WE HAVE LIMITED PRODUCTS AVAILABLE FOR SALE OR USE AND MAY LACK THE FINANCIAL RESOURCES NEEDED TO BRING PRODUCTS TO MARKET.

The Company is in the development stage and currently has limited products approved for sale or use. The Company will not be able to sell significant quantities of its products until such time, if ever, as it receives regulatory approval to commercially market such products. Thus, the Company's long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the coating technology resulting from its research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals and, even if obtained, there can be no assurance that any product approval would lead to the successful commercialization of the product approved.

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

Since inception, the Company has suffered recurring losses, totaling $42,471,592 as of May 31, 2007. The Company has funded its operations through the issuance of common stock and through related party loans since inception, in order to meet its strategic objectives. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that the Company will attain revenues from commercialization of its products, or that the Company will ever achieve profitable operations.

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

BECAUSE WE HAVE LIMITED REVENUES FROM OPERATIONS, SUBSTANTIALLY ALL OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCIAL AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

The Company's capital requirements have been and will continue to be significant. The Company will be dependant on future financing to fund its research and development as well as other working capital requirements. There can be no assurance that we can raise sufficient capital for the Company to meet its future working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of the Company's future financing requirements

Furthermore, in the event that the Company's plans change, its assumptions change or prove inaccurate, or its capital resources prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or possibly cease its operations. In addition, any future equity financing may involve substantial dilution to the Company's existing shareholders.

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

BECAUSE WE MAY NOT BE ABLE TO OBTAIN PATENTS FOR THE DEVICES WE ARE CURRENTLY RESEARCHING, WE MAY NOT HAVE BEEN ABLE TO PROTECT OF INTELLECTUAL PROPERTY RIGHTS.

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

BECAUSE OUR STOCK IS QUOTED ON THE OTCBB AND NOT A LARGER OR MORE RECOGNIZED EXCHANGE, INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES OR OBTAIN ACCURATE QUOTATIONS FOR SHARE PRICES.

The Company's common stock is quoted on the OTCBB. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's common stock than would otherwise be the case were the Company's common stock listed on a more recognized stock exchange or quotation service. In addition, trading in the Company's common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in the Company's common stock, which could limit the liquidity of the common stock and the ability of the Company's stockholders to sell their stock in the secondary market.

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

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our research and development plans will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations. If the Company continues to finance its operations through the issuance of its securities, the issuance of additional securities will dilute the ownership of existing shareholders.

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

WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING.

As of May 31, 2007, we currently have options and warrants outstanding to purchase 47,511,104 shares of our common stock. The exercise prices for these options and warrants range from $0.17 to $1.55 per share. The number of options and warrants outstanding, and their relative exercise prices, may have the effect of suppressing our per share price and, if exercised, will dilute the ownership of existing shareholders.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We conduct all of our development business from our 5,380 square foot facility in Surat, India, our 2,831 square foot leased facility in Herzliya, Israel, and our 10,296 square foot leased facility in Vancouver, Canada, where we conduct research and development of coronary stents and stent delivery systems and in-house manufacturing fully equipped for stent laser cutting, electropolishing and quality assurance and equipped with adequate clean room environment, stent coating, drug loading, final assembling, packaging and warehousing facilities.

These facilities carry potential capability of producing up to 37,000 laser cut stents per annum once the system is fully operational. These manufacturing facilities are presently dedicated to production for Genx Sync and Genx Croco Sync, and will start production for DES stents as we acquire product certification etc., research and development and for limited manufacturing for clinical trial purposes, and can be employed for first commercial production at such time, if ever, as we successfully acquire product certification and permits allowing for the sale of the MIVI stent on target markets. The leases on the manufacturing facilities in Canada, Israel and India extend through December 2010, November 2007 and August 2021, respectively, at an aggregate cost of $8,800 and INR 1,000 per month.

We also conduct all of our administrative work in India from our 502 square foot leased facility in Surat, India, and all of our marketing work from our 800 square foot leased facility in Mumbai, India. These leases in India extend through February 2008 and November 2007, respectively, and have an aggregate cost of INR 16,000 and 15,000 per month.

ITEM 3. LEGAL PROCEEDINGS

     During the course of business, the Company is involved in certain litigation. The Company does not believe that it is party to any legal proceedings that will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol "MIVT." Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2007 and 2006 as follows:

                                          Price Range of Common Stock

Quarter Ended                             High                Low

May 31, 2007                              0.70                0.52
February 28, 2007                         0.74                0.46
November 30, 2006                         0.67                0.35
August 31, 2006                           0.91                0.50

May 31, 2006                              1.10                0.60
February 28, 2006                         1.45                0.66
November 30, 2005                         1.74                0.97
August 31, 2005                           1.75                0.48

As of July 31, 2007, the Company had 113,590,811 shares issued and outstanding and we had approximately 203 registered holders of our common stock.

Dividends

There are no restrictions in our Articles or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or
2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Warrants

As of May 31, 2007, we currently have warrants outstanding to acquire an aggregate of 27,471,105 shares of our common stock at exercise prices ranging from $0.25 to $1.55 per share and with expiry dates ranging from September 8, 2007 to October 28, 2012.

Stock Options

As of May 31, 2007, we currently have options outstanding to acquire an aggregate of 20,039,999 shares of our common stock at exercise prices ranging from $0.17 to $1.10 per share and with expiry dates ranging from October 26, 2007 to April 9, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Supplemental Financial Information                                   Year ended May 31,
                                              2007               2006             2005             2004          2003
Net revenue                                  $191,490             $   -            $   -            $   -         $   -
Loss from continuing operations          ($10,526,471)      ($9,094,835)     ($6,608,882)     ($3,471,891)  ($3,173,410)
Loss per share from continuing
operations                                     ($0.15)           ($0.14)          ($0.15)          ($0.11)       ($0.17)
Total assets                               $3,922,965        $2,056,875         $861,205       $2,480,074      $586,097
Long-term obligations                         $19,529           $27,609            $   -            $   -      $500,000
Redeemable preferred shares                    $    -             $   -            $   -            $   -         $   -
Cash dividends declared                        $    -             $   -            $   -            $   -         $   -


Selected Quarterly Financial Data for the Most Recent 2 Fiscal Years
--------------------------------------------------------------------

                                                                  Quarter ended
               --------------------------------------------------------------------------------------------------------------------
                                      Fiscal 2007                                                Fiscal 2006
               --------------------------------------------------------    --------------------------------------------------------
                 May 31,        Feb. 28,       Nov. 30,       Aug. 30         May 31,      Feb. 28,       Nov. 30,        Aug. 30
                  2007            2007          2006           2006            2006          2006           2005            2005
               -----------    -----------    -----------    -----------    -----------    -----------    -----------    -----------

Revenue        $   190,029    $     1,461    $        --    $        --    $        --    $        --    $        --    $        --

Gross profit        42,889          1,461             --             --             --             --             --             --
Loss before
 extraordinary
 items          (3,708,482)    (2,646,002)    (1,779,155)    (2,365,832)    (3,344,795)    (1,806,556)    (2,016,629)    (1,926,855)

Net Loss        (3,708,482)    (2,646,002)    (1,779,155)    (2,365,832)    (3,344,795)    (1,806,556)    (2,016,629)    (1,926,855)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to Item 1A Risk Factors.

Plan of Operations
------------------

Our first commercial product could be a passive HAp-coated coronary stent for use in angioplasty procedures followed by additional stent products for drug-elution. Drug-eluting stents have gained significant popularity among the professional medical community and investors alike. Our goal is to clearly position our company among the leaders in the drug-eluting stent market, and develop a drug-eluting stent with the safety profile of a bare-metal stent.

After completing development of these products, we will have successfully transitioned ourselves to an innovative drug-delivery company with world-class proprietary coating and drug eluting technologies and a major player in the field of research, development, manufacturing and distribution of coronary stents and medical accessories for a wide range of therapeutic applications and for the local delivery of a variety of pharmaceutical agents.

Our main focus during the year ended May 31, 2007 was the continued research and development of new therapeutic technologies and our biocompatible coating for stent and drug delivery systems. We completed the transfer of technology from UBC to our company-owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment. In addition, in September 2006, we entered into an Equity Transfer Agreement in connection with the proposed acquisition of Vascore and acquired BioSync Scientific in February 2007. See "Description of Business" for more information.

Our plan of operations for the next twelve months is to:

1. focus upon the sales of products through our wholly owned subsidiary BioSync Scientific;
2. continue the research and development of MIVT's polymer-free drug eluting stents and delivery systems;
3.   build up the company's manufacturing capacity; and
4.   build up marketing and sales in emerging markets for our medical devices.

We anticipate that we will incur an aggregate of approximately $11,000,000 in expenses for the next twelve months as follows:

1.   $4,000,000 allocated to support clinical and animal trials;
2. $3,000,000 allocated to finalize various transactions in each of India and China.
3. $4,000,000 allocated to working capital which includes: $700,000 for raw materials and increasing manufacturing capacity in India; $300,000 for sales and marketing initiatives; and $800,000 for manufacturing, research and development and operational equipment for the company's Vancouver operations.

During the next twelve months we anticipate that we will not generate any significant revenue. We had cash and cash equivalents of $473,419 and a negative working capital of $718,679 at May 31, 2007. Accordingly, we anticipate that we will require additional financing to enable us to pay our planned expenses for the next twelve months and pursue our plan of operations.

Business Expansion

Equipment

Major equipment purchases planned for 2007 and 2008 include testing equipment coating chambers for use for cardiovascular and orthopaedic applications, specialized laboratory equipment with focus on drug application and analysis of drug eluting profiles at an aggregate expected cost of $1,200,000.

Personnel

The addition of the following new R&D personnel is tentatively planned for 2007:

1.   Director Regulatory Affairs, Animal and Clinical Trials;
2.   R&D Scientist;
3.   Quality Assurance Manager; and
4.   Production Operators.

EQUIPMENT AND FACILITIES

To accommodate demand for its products, and to address growth in personnel required for support research programs the Company plans include the following tentative major expenses related to upgrading of equipment and facilities:

     o to equip its r&d center in Vancouver, British Columbia in late 2007 or early 2008 with expanded air filtration systems and upgraded laboratory;
     o to purchase of additional testing (HPLC), laboratory and manufacturing equipment (Coating chambers) is also planned for MIVT-owned Biosync Scientific in India; and
     o to expand Biosync's manufacturing capabilities to meet the demands for increased volume of its products in expectation for early commercialization of its proprietary coating and drug delivery technologies.

Intellectual Property

We have eight patent applications which are at various stages of processing by The Patent Office at the present time. Three of these patents are under exclusive license from UBC and five belong 100% to us. For information relating to our patents, see "Description of Business - Intellectual Property and Intangibles".

Research and Development

To date, we have invested approximately $11 million in research and development of our stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on our stents. We also have developed strong research collaborations with the University of British Columbia for our proprietary stent coatings and have implemented an aggressive in-house product development program.

In order to continue effectively our R & D program and marketing efforts aiming at successful commercialization of our HAp coating technologies, we will require approximately $11 million in the coming year. The funds will be used for clinical trials and animal trials of Sagax Inc. as well as for the acquisition of additional manufacturing/R&D equipment and the hiring of additional people to complement our current R&D team. These funds could be provided through any combination of the exercise of existing warrants and/or through subsequent rounds of financing. There is no assurance that we will be able to obtain financing on favourable terms or at all.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the year ended May 31, 2007, the Company posted a loss from operations of $10.5 million, compared to an operating loss of $9.2 million for the year ended May 31, 2006.

The working capital deficit of $718,679 as of May 31, 2007 was a decrease from the working capital of $1,521,384 as of May 31, 2006. The decrease in the working capital was due primarily to the increase in the loss from operations. Subsequent to May 31, 2007, the Company completed a financing for $12.55 million in gross proceeds.

The Company's main focus during the year ended May 31, 2007 was the continued research and development of new therapeutic technologies and its biocompatible coating for stent and drug delivery systems. The Company completed the transfer of technology from UBC to its company-owned premises with focus on the introduction of proper process controls and volume production. This transition was facilitated through the acquisition of sophisticated measuring and processing equipment.

Discussion of Operations for the year ended May 31, 2007 compared to May 31,
----------------------------------------------------------------------------
2006
----

General & Administrative Expenses

General and administrative expenses decreased to $5,076,013 in the year ended May 31, 2007, from $5,149,369 in the year ended May 31, 2006. The majority of the overall decrease is attributable to the reduction in Investor Relations costs though these were offset in part by increased fees paid to management and increased travel costs.

The following table compares the General and Administrative expenses for the years ended May 31, 2007 and 2006:

                                               2007            2006     Increase/(Decrease)      %Increase/(Decrease)
                                               ----            ----     -------------------      --------------------

Legal                                      $517,063        $426,776                 $90,287                       21%
Public Relations, Financing and
Corporate Development                     1,198,955       2,657,383              (1,458,428)                     (55%)
Management Fees                           1,161,613         524,113                 637,500                      122%
Consulting                                  631,792         443,559                 188,233                       42%
Audit                                       158,155         281,620                (123,465)                     (44%)
Operating Expenses                        1,408,435         815,918                 592,517                       73%
--------------------------------------------------------------------
Total                                    $5,076,013      $5,149,369                ($73,356)                      (1%)
--------------------------------------------------------------------

Research & Development Expenses

Research and development costs increased during the year ended May 31, 2007 to $3,008,928 compared to $2,702,651 for the year ended May 31, 2006. The increase in 2007 resulted primarily from the addition of several R&D people and increased payments to outside companies for testing.

Depreciation Expense

Depreciation expenses increased to $157,628 during the year ended May 31, 2007 compared to $143,754 for the year ended May 31, 2006. This increase is due to additional laboratory equipment and other property and equipment acquired during the year.

Liquidity and Capital Resources

Since inception, the Company has financed its operations from private financing, the exercise of warrants and interest income. The company has suffered significant recurring losses from operations since inception and had a working capital deficit of $718,679 (current assets less current liabilities) as of May 31, 2007. Subsequent to May 31, 2007, the Company completed a financing for $12.55 million in gross proceeds.

We have incurred annual operating losses since inception, and, as of May 31, 2007, we had an accumulated deficit of $41.6 million. We expect to incur loss over the next few years as we continue our clinical trials, apply for regulatory approvals, continue development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through sale of equity securities, interest income earned on cash and cash equivalents. We have also generated funds from debt financing and from government research grants.

We made capital expenditures of $0.2 million, $0.3 million and $0.4 million in 2005, 2006 and 2007, respectively. We believe that our current cash and cash equivalents, anticipated cash flow form operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditure, for the next 12 months. We may, however, require additional cash because of changing business conditions or other future developments. If our existing cash is insufficient to meet our requirements, we may need to raise additional money and may seek to do so by: (1) securing debt financing or
(2) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements and the scale of our operations. We expect to attempt to raise additional funds in ad vance of depleting funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur, and the process may require additional capital as discussed above.

Financing

The Company's capital requirements have been and will continue to be significant. As of May 31, 2007, the Company had a working capital deficit of $718,679. Subsequent to May 31, 2007, the Company completed a financing for $12.55 million in gross proceeds.

Cash flow from financing activities increased to $6,848,364 for the year ended May 31, 2007, as compared to $6,094,602 for the year ended May 31, 2006.

The increase in cash provided by financing activities was a result of the Company continuing to issue shares to finance operations and the receipt of two short term loans totaling $625,000.

Warrants

The following table summarizes information about the warrants issued by the
Company:

                                                               Number of   Weighted Average
                                                                  Shares     Exercise price
                                                         ----------------------------------
      Balance, May 31, 2005  - Regular                         7,164,019              0.45
      Balance, May 31, 2005 - Series "A"                       3,374,999              0.66
      Balance, May 31, 2005 - Series "C"                         674,997              0.66
      Regular:
         Issued - services rendered                            5,050,000              0.43
         Issued - private placement                               95,238              1.55
         Issued - finder's fee                                     9,524              1.55
         Exercised                                           (1,599,290)              0.40
         Expired                                                (30,000)              0.30
      Series "A":
         Issued -  private placement                           3,842,498              0.65
         Issued -  finder's fee                                   62,500              0.65
         Exercised                                           (1,921,777)              0.66
     Series "B":
         Issued - private placement                            3,842,498              0.70
         Issued - finder's fee                                    62,500              0.70
      Series "C":
         Exercised                                             (445,692)              0.66
                                                         ----------------------------------

      Balance, May 31, 2006  - Regular                        10,689,491              0.46
      Balance, May 31, 2006 - Series "A"                       5,358,220              0.65
      Balance, May 31, 2006 - Series "B"                       3,904,998              0.70
      Balance, May 31, 2006 - Series "C"                         229,305              0.66
                                                         ----------------------------------

      Balance, May 31, 2006                                   20,182,014              0.55
      Regular:
            Issued - private placement                        12,930,000              0.75
            Issued - finder's fee                                150,000              0.57
            Issued - services                                    300,000              0.53
            Issued - loan                                        200,000              0.60
            Exercised                                        (1,473,000)              0.15
            Expired                                            (441,800)              0.71
      Series "A":
            Expired                                          (3,904,998)              0.65
            Exercised                                          (361,111)              0.66
      Series "C":
            Exercised                                          (110,000)              0.66
                                                         ----------------------------------

      Balance, May 31, 2007  - Regular                        22,354,691              0.64
      Balance, May 31, 2007 - Series "A"                       1,092,111              0.66
      Balance, May 31, 2007 - Series "B"                       3,904,998              0.70
      Balance, May 31, 2007 - Series "C"                         119,305              0.66
                                                         ----------------------------------

      Balance, May 31, 2007                                   27,471,105              0.65
                                                         ==================================

During the year ended May 31, 2007, the Company issued 200,000 warrants with an exercise price of $0.50 per share for consulting services rendered and 100,000 warrants with an exercise price of $0.60 per share for research and development services rendered to the Company. These warrants had an estimated fair value of $57,109 using the Black-Scholes option pricing model.

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

During the year ended May 31, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

      Number of Warrants          From                      To
      ------------------          ----                      --
      71,429                      September 8, 2006         September 8, 2007
      500,000                     October 24, 2006          April 24, 2008
      1,000,000                   November 5, 2006          May 5, 2008

As a result of the extended expiry dates of the above warrants, the Company incurred approximately $72,000 and $74,000 of public relations expense and finance fees, respectively.

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

During the year ended May 31, 2007, the company granted an aggregate of 4,414,999 stock options. All of the options granted were to employees and/or directors of the Company. Each option entitles the option holder to acquire one share of the Company's common stock at a price between $0.55 and $0.67 per share, vesting immediately or at a specified time and expires five years from the date of grant or term of agreement.

During the year ended May 31, 2006, the Company granted an aggregate of 11,185,000 stock options to employees/directors of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.20 to $1.10 per share, being vested immediately or at a specified time and expires until seven years from date of grant or term of agreement.

The Company had the following stock option activity during the years ended May 31, 2007 and 2006:

       ------------------------------------------------------------------------------------------------
                                                                                       Weighted Average
                                                                         Shares          Exercise Price
       ------------------------------------------------------------------------------------------------

       Options outstanding, May 31, 2005                              7,780,000                   0.35
       Options granted                                               11,185,000                   0.50
       Options exercised                                              (760,000)                   0.22
       Options expired                                              (1,820,000)                   0.27
       ------------------------------------------------------------------------------------------------
       Options outstanding, May 31, 2006                             16,385,000                   0.46
       Options granted                                                4,414,999                   0.61
       Options exercised                                              (435,000)                   0.21
       Options expired                                                (325,000)                   0.57
       ------------------------------------------------------------------------------------------------

       Options outstanding, May 31, 2007                             20,039,999                   0.49
       ================================================================================================

Discussion of Operations for the year ended May 31, 2006 compared to May 31,
----------------------------------------------------------------------------
2005
----

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

The following table compares the General and Administrative expenses for the years ended May 31, 2006 and 2005:

                                               2006            2005     Increase/(Decrease)     %Increase/(Decrease)
                                               ----            ----     -------------------     --------------------

Legal                                      $426,776        $195,379                $231,397                     118%
Public Relations, Financing and
Corporate Development                     2,657,383         935,337               1,722,046                     184%
Management Fees                             524,113         261,883                 262,230                     100%
Consulting                                  443,559         692,690               (249,131)                    (36%)
Audit                                       281,620          51,110                 230,510                     451%
Operating Expenses                          815,918         483,125                 332,793                      69%
Total                                    $5,149,369      $2,619,524              $2,529,845                      97%

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

Warrants

The following table summarizes information about the warrants issued by the
Company:

                                                            Number of  Weighted Average
                                                               Shares    Exercise price

      Balance, May 31, 2004                                 9,386,449              0.60
      Issued - private placement                            1,851,500              0.25
      Issued - finder's fee                                    10,000              0.75
      Issued - services rendered                            5,270,000              0.32
      Exercised                                           (2,310,710)              0.26
      Cancelled/Expired                                   (7,043,220)              0.65
      Balance, May 31, 2005  - Regular                      7,164,019              0.45
      Balance, May 31, 2005 - Series "A"                    3,374,999              0.66
      Balance, May 31, 2005 - Series "C"                      674,997              0.66
      Regular:
         Issued - services rendered                         5,050,000              0.43
         Issued - private placement                            95,238              1.55
         Issued - finder's fee                                  9,524              1.55
         Exercised                                        (1,599,290)              0.40
         Expired                                             (30,000)              0.30
      Series "A":
         Issued -  private placement                        3,842,498              0.65
         Issued -  finder's fee                                62,500              0.65
         Exercised                                        (1,921,777)              0.66
     Series "B":
         Issued - private placement                         3,842,498              0.70
         Issued - finder's fee                                 62,500              0.70
      Series "C":
         Exercised                                          (445,692)              0.66
      Balance, May 31, 2006  - Regular                     10,689,491              0.46
      Balance, May 31, 2006 - Series "A"                    5,358,220              0.65
      Balance, May 31, 2006 - Series "B"                    3,904,998              0.70
      Balance, May 31, 2006 - Series "C"                      229,305              0.66
      Balance, May 31, 2006                                20,182,014              0.55

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

The Company had the following stock option activity during the years ended May 31, 2006 and 2005:

       ---------------------------------------------------------------------------------------
                                                                              Weighted Average
                                                                Shares          Exercise Price
       ---------------------------------------------------------------------------------------

       Options outstanding, May 31, 2004                     4,255,000                  $0.47
       Options granted                                       3,900,000                   0.28
       Options exercised                                      (75,000)                   0.30
       Options expired                                       (300,000)                   1.00
       ---------------------------------------------------------------------------------------
       Options outstanding, May 31, 2005                     7,780,000                   0.35
       Options granted                                      11,185,000                   0.50
       Options exercised                                     (760,000)                   0.22
       Options expired                                       (300,000)                   0.27
       ---------------------------------------------------------------------------------------

       Options outstanding, May 31, 2006                    16,385,000                  $0.46
       =======================================================================================

Cash Position

At May 31, 2007, the Company had cash and cash equivalents of $473,419 compared to a cash position of $1,573,822 at May 31, 2006. The decrease in the Company's cash position is due primarily to the increased loss from operations during the year. The working capital decreased from a surplus of $1,521,384 at May 31, 2006 to a deficiency of $718,679 as of May 31, 2007. Subsequent to May 31, 2007, the Company completed a financing for $12.55 million in gross proceeds.

The company intends to continue to raise additional funds through equity financings via private placements, as it may need to raise additional capital to fund operations over the long-term. There can be no guarantee that such funds will be available to the Company.

Accounts Payable

Accounts payable and other payables increased in the year ended May 31, 2007 to $1,617,358 compared to $185,624 at May 31, 2006.

Cash Requirements and Need for Additional Funding

To date, the Company has invested approximately US$11 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

In order to continue effectively the Company's R & D program and marketing efforts aiming at successful commercialization of its HAp coating technologies, the Company will require approximately US$11 million in the coming year. The funds will be used for animal and clinical trials of the Company as well as for the acquisition of additional manufacturing/R&D equipments and the hiring of additional people to complement its current R&D team. These funds could be provided through any combination of the exercise of existing warrants and/or through subsequent rounds of financing.

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

As of May 31, 2007, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been satisfied.


                                                     Payments due by period
Contractual Obligations                                                         More
                                             Less than      1-3        3-5     than 5
                                 Total         1 year      years      years    years
                               ----------    ----------  ---------  ---------  ------
Debt                             625,000       625,000       0          0        0
Capital Lease Obligations           0             0          0          0        0
Operating Leases                 378,081       105,511    211,022    61,548      0
Purchase Obligations                0             0          0          0        0
Other Long-Term Liabilities
Reflected on the Registrant's       0             0          0          0        0
Balance Sheet under GAAP
Total                           1,003,081      730,511    211,022    61,548      0


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our business is transacted in currencies other than the United States dollar. The Company's functional currency is the United States dollar. However, significant portion of the Company's operation and transactions is denominated in foreign currencies, i.e. the Canadian dollar, the new Israel Shekel and the Indian Rupee. As a result, the Company is subject to exposure from movements in foreign currency exchange rates. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure to manage its foreign currency fluctuation risk.

The Company has no long term debt and therefore the Company does not believe that it will be subject to interest rate risk. Further, the Company does not believe that inflation has had or will have a significant impact on the Company's results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

The Company has no off balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            MIV THERAPEUTICS INC.
            (A development stage company)

            Consolidated Financial Statements


            May 31, 2007 and 2006






            INDEX
            -----

            Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets
            Consolidated Statements of Operations and Other Comprehensive Loss Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MIV Therapeutics Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheet of MIV Therapeutics Inc. (a development stage company) as of May 31, 2007, the related consolidated statements of stockholders' equity (deficit), operations and other comprehensive loss, and cash flows for the year ended May 31, 2007 and for the period from January 20, 1999 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2006 and for the cumulative period from January 20, 1999 (inception) to May 31, 2006 were audited by other auditors whose report dated July 14, 2006 expressed an unqualified opinion on those statements, other than for the period from June 1, 2004 to May 31, 2005 which were audited by us and our report dated August 18, 2005 except for Notes 15 and 6d which are as of October 20, 2005 expressed an unqualified opinion. The financial statements for the period from January 20, 1999 (inception) to May 31, 2006 include total revenues and net loss of $nil and $31,972,121, respectively. Our opinion on the statements of stockholders' equity (deficit), operations and cash flows for the period January 20, 1999 (inception) to May 31, 2007, insofar as it relates to amounts for prior periods through May 31, 2004 and for the prior period from June 1, 2005 to May 31, 2006 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2007, and the results of its operations and other comprehensive loss, and its cash flows for the year ended May 31, 2007, and for the cumulative period from January 20, 1999 (inception) to May 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 2 to the Consolidated Financial Statements, effective June 1, 2006, the Company has adopted the provision of Statements of Financial Accounting Standards No. 123(R), Share Based Payment and No. 151, Inventory Cost
- an amendment of ARB No. 43, Chapter 4.




Vancouver, Canada                                       /s/ Ernst & Young LLP
July 16, 2007                                           Chartered Accountants


                                      F-1a

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of MIV Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheet of MIV Therapeutics, Inc. (a development stage company) as of May 31, 2006 and the consolidated statements of operations and other comprehensive loss, stockholders' deficit, and cash flows for the year then ended and the cumulative period from January 20, 1999 (inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of May 31, 2005 and for the period from January 20, 1999 (inception) to May 31, 2005 were audited by other auditors whose report dated August 18, 2005, except for notes 15 and 6(d) to those financial statements which were dated October 20, 2005, expressed an unqualified opinion on those financial statements. The consolidated financial statements for the period January 20, 1999 (inception) to May 31, 2005 reflect a total net loss of $22,033,109 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the MIV Therapeutics, Inc. as of May 31, 2006 and the results of its operations and other comprehensive loss and its cash flows and the changes in stockholders' equity for the year then ended and for the period from January 20, 1999 (inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

                                          /s/ Dale Mattheson Carr-Hilton LaBonte
                                                           CHARTERED ACCOUNTANTS
Vancouver, Canada
July 14, 2006

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on January 20, 1999 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters that raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1 to the financial statements. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
July 7, 2004                                          Chartered Accountants

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets
As at May 31, 2007 and 2006
(Expressed in US dollars)
(Basis of Presentation - Note 1)
-----------------------------------------------------------------------------------------------
                                                                      2007              2006
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    473,419    $  1,573,822
  Accounts receivable                                                    50,829          56,902
  Employee advances - current portion (Note 10)                          20,432              --
  Prepaid expenses and deposits (Note 3)                                423,396          84,365
  Inventories (Note 4)                                                  563,684              --
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  1,531,760       1,715,089

EMPLOYEE ADVANCES (NOTE 10)                                              14,343              --

PROPERTY AND EQUIPMENT, net (Note 6)                                  1,311,583         338,786

CE MARK LICENSE (Note 7)                                              1,389,279              --
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $  4,246,965    $  2,053,875
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 10)                    $  1,617,358    $    185,624
  Related party loan (Note 10)                                          100,000              --
  Loan payable (Note 15)                                                525,000              --
  Deferred lease inducement - current portion (Note 12)                   8,081           8,081
-----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             2,250,439         193,705
DEFERRED LEASE INDUCEMENT (Note 12)                                      19,529          27,609
DEFERRED INCOME TAX LIABILITY (Note 11)                                 297,000              --
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  $  2,566,968         221,314
-----------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES  (Notes 5 and 12)

STOCKHOLDERS' EQUITY

COMMON STOCK (Note 8)
  Authorized:
        230,000,000 common shares with a par value of $0.001
         20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
         83,785,056 common shares at May 31, 2007 and
         68,359,964 common shares at May 31, 2006                        83,785          68,360

ADDITIONAL PAID-IN CAPITAL                                           42,329,385      33,214,382

DEFERRED COMPENSATION                                                  (320,579)       (199,569)

COMMON STOCK ISSUABLE                                                 1,411,489          74,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    (41,627,415)    (31,127,944)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                   (196,668)       (196,668)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                            1,679,997       1,832,561
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,246,965    $  2,053,875
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations and Other Comprehensive Loss
Years Ended May 31, 2007 and 2006
(Expressed in US dollars)
-----------------------------------------------------------------------------------------------------------------
                                                           Period
                                                             from
                                                        inception
                                                      (January 20
                                                         1999) to
                                                          May 31,
                                                             2007        2007            2006             2005
-----------------------------------------------------------------------------------------------------------------

REVENUE                                              $    191,490    $    191,490    $         --    $         --
COST OF SALES                                             147,140         147,140              --              --
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                               44,350          44,350              --              --
EXPENSES
  General and administrative (Notes 10 and 13)         21,309,092       5,076,013       5,149,369       2,619,524
  Research and development                             11,022,344       3,008,928       2,702,651       1,523,166
  Stock-based compensation                              6,554,937       2,241,100       1,079,143         155,978
  Depreciation and amortization                           994,900          96,404         143,754         176,453
  Interest expense and finance fees (Note 8(b))         1,025,457          99,943          87,037              --
  Licenses acquired charged to operations                 479,780              --              --              --
  Finance cost on convertible debentures                  382,307              --              --         382,307
  Purchased in-process research and development         2,205,013              --              --       1,701,585
-----------------------------------------------------------------------------------------------------------------
                                                       43,973,830      10,522,388       9,161,954       6,559,013
-----------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (43,929,480)    (10,478,038)     (9,161,954)     (6,559,013)
Gain on extinguishment of debt                            462,249              --              --              --
Interest income                                           150,524          13,085          82,511           5,161
Gain (loss) on foreign exchange                            11,805         (61,518)        (15,392)        (55,030)
-----------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE TAX AND MINORITY INTEREST    (43,304,902)    (10,526,471)     (9,094,835)     (6,608,882)
DEFERRED INCOME TAX RECOVERY                               27,000          27,000              --              --
-----------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST            (43,277,902)    (10,499,471)     (9,094,835)     (6,608,882)
MINORITY INTEREST SHARE OF LOSS                           806,310              --              --              --
-----------------------------------------------------------------------------------------------------------------

NET LOSS                                             $(42,471,592)   $(10,499,471)   $ (9,094,835)   $ (6,608,882)
-----------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation                           (196,668)             --         (10,573)        (23,980)
-----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                   $(42,668,260)   $(10,499,471)   $ (9,105,408)   $ (6,632,862)
=================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                $      (1.32)   $      (0.15)   $      (0.14)   $      (0.15)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                  32,232,707      70,582,906      63,454,536      42,881,975
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                    Other        Deficit       Total
                                                                                                  Compre-    Accumulated      Stock-
                                        Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 -------------------------     Paid-in    Compen-      Stock       Income    Development      Equity
                                   Shares          Amount      Capital     sation   Issuable       (Loss)          Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                    $         $           $          $           $            $             $
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



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                    Other        Deficit       Total
                                                                                                  Compre-    Accumulated      Stock-
                                        Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 -------------------------     Paid-in    Compen-      Stock       Income    Development      Equity
                                   Shares          Amount      Capital     sation   Issuable       (Loss)          Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                     $            $          $            $           $           $             $
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


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                    Other        Deficit       Total
                                                                                                  Compre-    Accumulated      Stock-
                                        Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 -------------------------     Paid-in    Compen-      Stock       Income    Development      Equity
                                   Shares          Amount      Capital     sation   Issuable       (Loss)          Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                  $            $           $            $          $            $            $
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


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                    Other        Deficit       Total
                                                                                                  Compre-    Accumulated      Stock-
                                        Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 -------------------------     Paid-in    Compen-      Stock       Income    Development      Equity
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



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                   Other        Deficit       Total
                                                                                                 Compre-    Accumulated      Stock-
                                      Common Stock         Additional   Deferred     Common      hensive     During the    holders'
                                 -----------------------      Paid-in    Compen-      Stock       Income    Development      Equity
                                   Shares       Amount        Capital     sation   Issuable       (Loss)          Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                   $           $           $         $            $            $             $

Balance, May 31, 2004              40,092,993     40,093    18,032,242  (190,375)         -     (162,115)  (15,424,227)    2,295,618
Issuance of common stock:
- for share subscriptions             904,215        904       217,499          -         -             -             -      218,403
- for exercise of warrants          2,320,710      2,321       605,064          -         -             -             -      607,385
- for exercise of options              75,000         75        22,425          -         -             -             -       22,500
- for services                      1,904,703      1,905       543,123  (194,968)    74,000             -             -      424,060
- for finder's fee on private
    placements completed in
    prior year                         10,000         10          (10)          -         -             -             -            -
- in exchange of M-I shares
    (Note 12(c))                    3,209,399      3,209       613,376          -         -             -             -      616,585
- for acquisition of SagaX
    (Note 12(b))                    2,000,000      2,000       938,000          -    65,000             -             -    1,005,000
Fair value of warrants attached
to Convertible debentures                   -          -        48,920          -         -             -             -       48,920
Warrants issued for services                -          -       917,164  (917,164)         -             -             -            -
Stock options granted                       -          -       155,978          -         -             -             -      155,978
Amortization of deferred
  compensation                              -          -             -    746,369         -             -             -      746,369
Beneficial conversion feature
  of convertible debentures                 -          -       289,800          -         -             -                    289,800
Comprehensive income (loss):
  Foreign currency translation
   adjustment                               -          -             -          -         -      (23,980)             -     (23,980)
  Net loss                                  -          -             -          -         -             -   (6,608,882)  (6,608,882)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2005              50,517,020     50,517    22,383,581  (556,138)   139,000     (186,095)  (22,033,109)    (202,244)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                                 Other        Deficit       Total
                                                                                               Compre-    Accumulated      Stock-
                                     Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 ----------------------     Paid-in    Compen-      Stock       Income    Development      Equity
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




MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                                 Other        Deficit       Total
                                                                                               Compre-    Accumulated      Stock-
                                     Common Stock        Additional   Deferred     Common      hensive     During the    holders'
                                 ----------------------     Paid-in    Compen-      Stock       Income    Development      Equity
                                   Shares       Amount      Capital     sation   Issuable       (Loss)          Stage   (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                   $         $           $          $           $             $             $

Balance, May 31, 2006               68,359,964    68,360  33,214,382  (199,569)     74,000    (196,668)   (31,127,944)    1,832,561
Issuance of common stock: (Note 8)
   - for share subscriptions
       - Private placement          11,140,000    11,140   5,101,974          -    895,000            -              -    6,008,114
   - for exercise of warrants        1,518,281     1,518     140,232          -          -            -              -      141,750
   - for exercise of options           205,063       205       2,795          -     38,500            -              -       41,500
   - for services                    1,461,748     1,462     774,910  (407,866)    445,989            -              -      814,495
   - for license agreement (Note 5)    300,000       300     123,700   (50,000)   (74,000)            -              -            -
Subscription received                        -         -           -          -     32,000            -              -       32,000
Acquisition of Biosync Scientific
  Pvt. Ltd. (Note 7)                   800,000       800     527,200          -          -            -              -      528,000
Fair value of warrants issued for
  services                                   -         -      57,109   (57,109)          -            -              -            -
Fair value of extended warrants              -         -     145,983          -          -            -              -      145,983
Fair value of extended options               -         -     215,592          -          -            -              -      215,592
Fair value of stock options granted          -         -   2,025,508          -          -            -              -    2,025,508
Amortization of deferred
  compensation                               -         -           -    393,965          -            -              -      393,965
Comprehensive loss:
  Foreign currency translation
    adjustment                               -         -           -          -          -            -              -            -
  Net loss                                   -         -           -          -          -            -   (10,499,471) (10,499,471)
------------------------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2007               83,785,056    83,785  42,329,385  (320,579)  1,411,489    (196,668)   (41,627,415)    1,679,997
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
Years Ended May 31, 2007 and 2006
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Period from
                                                                    inception
                                                                  (January 20
                                                                     1999) to
                                                                 May 31, 2007             2007              2006               2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                     $ (42,471,592)   $ (10,499,471)    $  (9,094,835)     $  (6,608,882)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                     10,343,923        2,635,065         2,837,833            902,347
      Stock issued for other than cash                              6,080,231          814,495         1,222,124            424,060
      Interest expense on related party loan                          850,000                -                 -                  -
      Interest expense on convertible debentures                       34,730                -            34,730                  -
      Fair value of extended warrants                                 340,827          145,983           194,844                  -
      Depreciation and amortization                                 1,088,128          189,632           143,754            176,453
      Leasehold improvements written down                              13,300                -                 -                  -
      Project acquisition costs                                             -                -            53,426           (53,426)
      Purchased in-process research and  development                2,125,013                -                 -          1,621,585
      Intangible asset impairment                                     150,000                -                 -                  -
      Gain on extinguishment of debt                                (462,249)                -                 -                  -
      Provision for bad debt                                          160,000                -                 -                  -
      Beneficial conversion feature on convertible debenture          289,800                -                 -            289,800
      Deferred income tax recovery                                   (27,000)         (27,000)
      Minority interest                                             (806,310)                -                 -                  -
  Changes in operating assets and liabilities:
      Accounts receivable                                           (211,080)            6,073          (23,160)           (20,406)
      Due from related party                                         (34,775)         (34,775)            17,500           (17,500)
      Prepaid expenses and deposits                                 (349,214)        (264,291)          (43,226)            213,520
      Inventory                                                     (318,882)        (318,882)                 -                  -
      Accounts payable and other payables                           1,505,996        1,261,830          (86,055)            136,498
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                            (21,699,154)      (6,091,341)       (4,743,065)        (2,935,951)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common stock, less share issuance costs              21,716,273        6,191,364         6,144,602            848,288
  Due to related parties                                              950,000          100,000                 -           (13,585)
  Proceeds from (repayments of) convertible debentures                755,000                -          (50,000)            805,000
  Cash acquired in reverse acquisition                                 13,824                -                 -                  -
  Subscriptions received                                            1,389,310           32,000                 -                  -
  Common stock redemption                                           (120,000)                -                 -                  -
  Loan payable                                                      1,025,000          525,000                 -                  -
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          25,729,407        6,848,364         6,094,602          1,639,703
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Cash acquired on acquisition of Biosync (Note 7)                     17,557           17,557                 -                  -
  Acquisition of Biosync - net (Note 7)                           (1,415,885)      (1,415,885)                 -                  -
  Pre-acquisition advances to Biosync (Note 7)                      (121,870)        (121,870)                 -                  -
  Acquisition of license                                            (200,000)                -                 -                  -
  Purchase of property and equipment                              (1,597,652)        (337,228)         (259,851)          (221,593)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                             (3,317,850)      (1,857,426)         (259,851)          (221,593)
------------------------------------------------------------------------------------------------------------------------------------
Foreign exchange effect on cash                                     (238,984)                -          (10,573)           (23,980)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  473,419      (1,100,403)         1,081,113        (1,541,821)
Cash and cash equivalents, beginning of year                                -        1,573,822           492,709          2,034,530
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                         $      473,419   $      473,419    $    1,573,822     $      492,709
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-13

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         Basis of Presentation

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Since inception, MIV Therapeutics Inc. (the "Company") has suffered recurring losses, totaling $42,471,592 as of May 31, 2007. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


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

         During the year ended May 31, 2003, 2,043,788 common shares of the Company were exchanged on a one-for-one basis for shares of M-I. Accordingly, 2,043,788 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

         During the year ended May 31, 2004, 1,398,411 common shares of the Company were exchanged on a one-for-one basis for shares of M-I. Accordingly, 1,398,411 common shares were added to the number of shares outstanding along with the par value of such shares, a pro-rated amount to additional paid-in capital and as the Company has a shareholders' deficiency, an amount to deficit to the extent of the amount added to common stock and additional paid-in capital.

         In 2007, the Company acquired Biosync Scientific Pvt. Ltd. ("Biosync") a company incorporated in Gujarat, India. Biosync is in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as of the dates of the financial statements and revenues and expenses during the reporting period. Significant estimates include amortization of property and equipment, calculation of stock-based compensation, amortization of CE Mark License and valuation allowance for deferred income taxes. Actual results could differ from these estimates.

         (b)      Principle of Consolidation

                  The accompanying consolidated financial statements include the accounts of MIV Therapeutics Inc. (incorporated in Nevada,
                  USA), 90% of M-I Vascular Innovations, Inc. (incorporated in Delaware, USA), its wholly-owned subsidiaries, MIVI Technologies, Inc. (incorporated in Yukon, Canada), SagaX, Inc. (incorporated in Delaware, USA) SMT Research and Development Ltd. (incorporated in Jerusalem, Israel) and Biosync Scientific Pvt. Ltd. (incorporated in Gujarat, India). All significant inter-company transactions and balances have been eliminated upon consolidation.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (c)      Development Stage

                  The Company's activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital. Accordingly, the Company is considered to be in the development stage.

         (d)      Revenue Recognition

                  The Company recognizes revenue, net of returns, rebates and sales allowances, if any from the sale of products, at the time when the product is delivered to the customer and/or dealer. Revenues are recognized only when the Company has transferred to the customer and/or dealer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations and the customer and/or dealer bears the risk of loss.

         (e)      Cash and Cash Equivalents

                  The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As at May 31, 2007, the Company had deposits of $nil (2006 - $1,392,383) beyond the insured amount.

         (f)      Inventory

                  Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower and net realizable value with respect to finished goods and work in progress. Cost of work in progress and finished goods is determined on a first-in, first-out basis and includes direct material, direct labour and overheads. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

                  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.

                  SFAS No. 151 was adopted by the Company beginning June 1, 2006. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements during the year ended May 31, 2007.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (g)      Property and Equipment

                  Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over 3 to 14 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

                  The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that carrying amount of the asset may not be recovered. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Management has determined that no permanent impairment has occurred as of May 31, 2007 and 2006.

         (h)      License

                  CE Mark License that allows Biosync to manufacture and sell bare metal stents is recorded at cost and is amortized on a straight-line basis over its useful life of ten years.

                  The CE Mark License is tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of the License exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the carrying value over its fair value, with fair value being determined using a discounted cash flow analysis.

         (i)      Research and Development Costs

                  Research and development costs are expensed in the period incurred. For the year ended May 31, 2007, $721,642 (2006 - $89,600; 2005 - $55,242) of stock-based compensation expense was related to options granted to research and development personnel.

         (j)      Government Assistance and Other Subsidies

                  Government assistance and other subsidies are recorded as a reduction of the cost of the applicable assets or the related expenditures as determined by the terms and conditions of the agreement under which the assistance is provided to the Company.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (k)      Income Taxes

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

         (l)      Foreign Currency Translation

                  MIVI Technologies, Inc., SMT Research and Development Ltd. and Biosync Scientific Pvt. Ltd. maintain their accounting records in their local currencies (Canadian dollar, Israel Shekel and Indian Rupee, respectively), however, the Company's functional and reporting currency is U.S. dollars. The financial statements of the Company's subsidiaries are translated into United States dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

         (m)      Financial Instruments and Concentration of Credit Risk

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

                  The carrying value of cash and cash equivalents, accounts receivable, accounts payable, amounts due to related party and loan payable approximate their fair value because of the short-term nature of these instruments.

                  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

                  The Company operates and incurs significant expenditures outside of the United States and is exposed to foreign currency risk between the Canadian and U.S dollars, the new Israel Shekel and the Indian Rupee.

                  At May 31, 2007, approximately $nil of the cash and cash equivalents (2006 - $229,355) are held in Canadian dollars, $4,701 (2006 - $24,569) are held in Israeli Shekels and $146,907 (2006 - $nil) are held in Indian Rupees.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (n)      Earnings (Loss) Per Share

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

          (o)     Stock-Based Compensation

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

                  The Company has adopted the modified prospective method for the fiscal quarter beginning on June 1, 2006. Stock-based compensation expense for awards granted prior to June 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

                  The Company recorded stock-based compensation expense of $2,241,100 during the year ended May 31, 2007 as a result of the adoption of SFAS No. 123R.

                  As of May 31, 2007, $927,263 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of two years.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (o)      Stock-Based Compensation (continued)

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

                  The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended May 31, 2006:


                                                                       2006            2005
                                                                   ------------    ------------
                  Net loss, as reported                            $ (9,094,835)   $ (6,608,882)
                  SFAS No. 123 compensation expense                  (3,205,816)       (325,449)
                                                                   ------------    ------------

                  Pro-forma net loss                               $(12,300,651)   $ (6,934,331)
                                                                   ============    ============

                  Pro-forma basic and diluted net loss per share   $      (0.19)   $      (0.16)
                                                                   ============    ============

                  For the year ended May 31, 2007, $721,642 (2006 - $89,600) of stock-based compensation expense was related to options granted to research and development personnel.

         (p)      Comprehensive Loss

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

         (q)      Reclassifications

                  Certain amounts from prior years have been reclassified to conform to the current year presentation.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (r)      Recently Adopted Accounting Pronouncements

                  In December 2006, the Financial Accounting Standards Board ("FASB") issued FSP EITF 00-19-02, "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to date of issuance of this FSP. For registration payment and financial instrument subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance is effective for the fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this FSP does not have an impact to the company's consolidated financial position.

                  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial statements" ("SAB No. 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective as of the end of the Company's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of June 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB 108 did not have an impact on the Company's financial statements.

         (s)      Recent Accounting Pronouncements

                  The FASB has issued the following pronouncements:

                  In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (s)      Recent Accounting Pronouncements (continued)

                  begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                  In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                  In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have any effect on the Company.

                  In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.
                   SFAS 157 defines fair value, establishes a framework for
                  measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         (s)      Recent Accounting Pronouncements (continued)

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact of SFAS 159 on its' consolidated financial position or results of operation.

3.       PREPAID EXPENSES AND DEPOSITS

         Prepaid expenses and deposits consisted of the following at May 31:

                                                          2007             2006
         -----------------------------------------------------------------------

         Prepayment to suppliers                        $355,804        $ 31,608
         Other deposits                                   58,645          49,527
         Other prepaid expenses                            8,947           3,230
                                                        ------------------------

                                                         423,396          84,365
                                                        ========================

4.       INVENTORIES

         Inventories consisted of the following at May 31:

                                                          2007             2006
         -----------------------------------------------------------------------

         Raw materials                                  $248,496        $     --
         Work-in-progress                                190,854              --
         Finished goods                                  109,942              --
         Packing materials                                14,392              --
                                                        ------------------------

                                                        $563,684        $     --
                                                        ========================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


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

         (b) On March 15, 2004, the Company entered into a collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments were to be made to UBC for the continuation of the research program, estimated to be approximately CDN$220,800 ($164,445).

                  On October 28, 2004, the Company and UBC amended the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

                  In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CDN$110,400 ($87,633). As at May 31, 2005, the
                  Company had paid/accrued and recorded CDN$110,400 ($87,633) to research and development costs in accordance with Amendment No. 1.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


5.       LICENSES (continued)

                  In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CDN$400,400 ($317,828), being payable over the term of the Agreement at various stipulated intervals. As at May 31, 2007, the Company has paid CDN$400,400 ($317,828) for research and development costs in accordance with Amendment No. 2.

                  The Company obtained financial support of up to CDN$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at May 31, 2007, the Company had received CDN$265,791 ($228,638) from IRAP.

         (c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 5(a) above). Upon execution, the Company will issue 100,000 common shares to UBC. As of May 31, 2007, the new license agreement had not been executed but the related common shares were issued; however, the Company will retain the stock certificate until the negotiations are completed.

         (d) On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CDN$274,896 ($241,264). As at May 31, 2007, the Company had paid CDN$137,448 ($120,632) and charged the costs to research and development.


6.       PROPERTY AND EQUIPMENT

                                                       May 31, 2007
                                          --------------------------------------
                                                       Accumulated     Net Book
                                             Cost      Depreciation      Value
         -----------------------------------------------------------------------
         Land                             $   21,483    $       --    $   21,483
         Building                             12,450         3,501         8,949
         Construction-in-progress             85,282            --        85,282
         Furniture and fixtures              113,707        54,308        59,399
         Computer equipment                  199,165       137,646        61,519
         Laboratory equipment              2,014,315       939,364     1,074,951
         Leasehold improvements               49,158        49,158            --
         -----------------------------------------------------------------------
                                          $2,495,560    $1,183,977    $1,311,583
         =======================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


6. PROPERTY AND EQUIPMENT (continued)

                                                       May 31, 2006
                                          --------------------------------------
                                                       Accumulated     Net Book
                                             Cost      Depreciation      Value
         -----------------------------------------------------------------------
         Furniture and fixtures           $   62,077    $   45,972    $   16,105
         Computer equipment                  148,581       112,182        36,399
         Laboratory equipment                990,414       704,132       286,282
         Leasehold improvements               49,158        49,158            --
         -----------------------------------------------------------------------
                                          $1,250,230    $  911,444    $  338,786
         =======================================================================

         Depreciation expense for the year ended May 31, 2007 was $157,628 (2006
         - $143,754; 2005 - $176,453). Of this amount, $93,227 (2006 and 2005 -
         $nil) is included in research and development in the statement of operations.

7.       ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD.

         On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Biosync, a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

         Under the terms of the agreement in principle dated October 17, 2006, and the amending agreement dated February 16, 2007 (collectively the "Agreement"), in consideration for the acquisition of the shares of Biosync, the Company issued 50,000 shares of the Company's common stock with an estimated fair value of $33,000 and paid $500,000 to the vendors. As a further condition of the Agreement, the Company was required to satisfy any and all bank indebtedness of Biosync.

         The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the identifiable assets and liabilities of Biosync as of February 16, 2007 as follows:

         Cash and cash equivalents                                  $    17,557
         Prepaid expenses and other current assets                       74,740
         Inventory                                                      244,802
         Property and equipment                                         793,197
         CE Mark License (i)                                          1,421,283
                                                                    -----------
                                                                      2,551,579
         Accounts payable and other current liabilities                (161,824)
         Advances from MIV Therapeutics Inc.                           (121,870)
         Deferred income tax liability                                 (324,000)
                                                                    -----------
         Fair value of net assets acquired                          $ 1,943,885
                                                                    ===========

         (i) CE Mark License is being amortized on a straight-line basis over their estimated useful life of 10 years.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


7.       ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD. (continued)

                  Consideration paid:
                    Cash                                              $  500,000
                      800,000 shares of restricted common stock
                        valued at $0.66 per share                        528,000
                    Assumption of bank indebtedness                      908,351
                  Acquisition costs                                        7,534
                                                                      ----------
                                                                      $1,943,885
                                                                      ==========

         The purchase price allocation for this acquisition is preliminary and may be adjusted further as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

         The excess of the purchase price paid over the fair value of the tangible net assets acquired of $1,421,283 represent the fair value of CE Mark License that allows Biosync to manufacture and sell the stents. The CE Mark is being amortized over a period of 10 years and amortization expense of $32,004 has been expensed during the year ended May 31, 2007. For accounting purposes, the 750,000 shares issued (see below) on the condition of receiving CE Mark License with an estimated fair value of $495,000, has been included as consideration for the acquisition. The share price used to determine the purchase price for accounting purposes was based on the average closing market prices of the Company's common stock which includes the two trading days before and after the acquisition negotiated and announced on February 16, 2007.

         In addition, the Company and Biosync entered into a executive services agreement with the principal Vendor being employed as Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares upon receiving CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement. The fair value of the options and common shares are treated as stock based compensation expenses and amortized over the service period.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


7. ACQUISITION OF BIOSYNC SCIENTIFIC PVT. LTD. (continued)

         The statement of operations includes the operations of Biosync for the period February 16, 2007 to May 31, 2007. A summarized statement of operations for Biosync for the periods June 1, 2006 until February 15, 2007 acquisition date and for the period June 1, 2005 to May 31, 2006 is as follows:

                                                   June 1, 2006     June 1, 2005
                                                   Feb 15, 2007     May 31, 2006
                                                   (Unaudited)      (Unaudited)
                                                   -----------------------------
                  Sales                            $     60,692    $    498,001
                  Total operating expenses              272,495         274,297
                  Income (loss) for the period         (211,803)        223,704

         Pro-forma financial information for the years ended May 31, 2007 and 2006 assuming the acquisition occurred on June 1, 2005, are as follows:

                                                       2007             2006
                                                      (Unaudited)    (Unaudited)
                                                   -----------------------------

                  Sales                            $    252,182    $    498,001
                  Total operating expenses           10,990,456       9,369,132
                  Loss for the period               (10,738,274)     (8,871,131)
                  Loss per share                   $      (0.15)   $      (0.14)


8.       STOCKHOLDERS' EQUITY

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

                  (i) During the year ended May 31, 2007, the Company issued an aggregate of 1,461,748 (2006 - 901,405)
                           common shares for consulting, research and development and employee services with a fair value of $776,372 (2006 - $626,780) at the agreement dates.
                           Of this amount, $445,000 is being amortized on a straight-line basis and charged to operations over the period of completion of performance.

                  (ii)     During the year ended May 31, 2007, 1,562,611 (2006 -
                           803,692) warrants with an average exercise price of $0.25 (2006 - $0.48) were exchanged for 1,136,781
                           (2006 - 517,377) common shares and were exercised under certain cashless exercise provisions of the underlying agreements. Included in these cashless exercises, 762,611 (2006 - 678,692) warrants with an average exercise price of $0.50 (2006 - $0.51) issued through a private placement were exchanged for 349,781 (2006 - 419,048) common shares. As at May 31,
                           2007, the Company issued a total of 1,518,281 (2006 - 3,680,444) common shares pursuant to the exercise of stock purchase warrants for total proceeds of $141,750 (2006 - $1,812,257).

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (iii) During the year ended May 31, 2007, 270,000 (2006 - 65,000) options with an average exercise price of $0.19 (2006 - $0.27) were exchanged for 190,063 (2006
                           - 52,723) common shares and were exercised under certain cashless exercise provisions of the underlying agreements. As at May 31, 2007, the Company issued 205,063 (2006 - 747,723) common shares pursuant to an exercise of stock purchase options for total proceeds of $3,000 (2006 - $152,000).

                           On May 31, 2007, the Company also received cash proceeds of $38,500 from the exercise of 150,000 stock options. The common shares in relation to the options exercised had not been issued as at the year end date.

                  (iv) On May 8, 2007, the Company completed a private placement of 1,790,000 units at a price of $0.50 per unit for total proceeds of $854,873 (net of finder's fee of $38,650 and legal fee of $1,477). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares. The 1,790,000 common shares were recorded under common stock issuable in the Statement of Shareholders' Equity.

                           The warrants had an estimated fair value of $211,463 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.47%, discount rate: 4.68%, dividend: nil and expected life of one year.

                  (v) On April 4, 2007, the Company completed a private placement of 830,000 units at a price of $0.50 per unit for total proceeds of $366,814 (net of finder's fee of $44,550 and legal fee of $3,636). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $61,475 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.35%, discount rate: 4.61%, dividend: nil and expected life of one year.

                  (vi) On February 27, 2007, the Company completed a private placement of 375,000 units at a price of $0.50 per unit for total proceeds of $166,811 (net of finder's fee of $18,750 and legal fee of $1,939). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $40,507 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.59%, dividend: nil and expected life of one year.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                           In connection with the private placement, the Company issued to the finder 37,500 warrants. Each warrant entitles the finder to purchase one common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $4,072 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

                  (vii) On February 8, 2007, the Company completed a private placement of 1,125,000 units at a price of $0.50 per unit for total proceeds of $502,830 (net of finder's fee of $56,250 and legal fee of $3,420). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $152,763 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

                           In connection with the private placement, the Company issued to the finder 112,500 warrants. Each warrant entitles the finder to purchase one common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $15,276 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

                  (viii) On December 22, 2006, the Company completed a private placement of 5,900,000 units at a price of $0.50 per unit for total proceeds of $2,684,875 (net of finder's fee of $253,400 and legal fee of $11,725). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $342,706 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 30.40%, discount rate: 4.71%, dividend: nil and expected life of one year.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (ix) On November 8, 2006, the Company completed a private placement of 1,400,000 units at a price of $0.50 per unit for total proceeds of $698,228 (net of legal fee of $1,772). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $52,949 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.75%, dividend: nil and expected life of one year.

                  (x) On October 16, 2006, the Company completed a private placement of 600,000 units at a price of $0.50 per unit for total proceeds of $297,565 (net of legal fee of $2,435). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period of up to two years from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $42,228 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.85%, dividend: nil and expected life of one year.

                  (xi) On August 21, 2006, the Company completed a private placement of 290,000 units at a price of $0.50 per unit for total net proceeds of $136,866 (net of finder's fee of $2,000 and legal fee of $6,134). Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of (i) 18 months from August 21, 2006 or (ii) 12 months from registration of the undelrying warrant shares.

                           The warrants had an estimated fair value of $28,318 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.85%, dividend: nil and expected life of one year.

                  (xii) On July 10, 2006, the Company completed a private placement of 620,000 units at a price of $0.50 per unit for total proceeds of $299,250 (net of finder's fee of $3,500 and legal fee of $7,250). Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at an exercise price of $0.75 per share for a period which is the earlier of
                           (i) 18 months from July 10, 2006 or (ii) 12 months from registration of the underlying warrant shares.

                           The warrants had an estimated fair value of $164,831 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.17%, dividend: nil and expected life of one year.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (xiii) On October 6, 2005, the Company completed a private placement of 95,238 units at a price of $1.05 per unit for total proceeds of $100,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

                           The warrants had an estimated fair value of $64,208 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 81.23%, discount rate: 5.25%, fair value:
                           $0.67 and expected life of two years.

                           In connection with the private placement, a finder's fee comprised of $10,000 in cash was paid and 9,524 units were issued. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one common share for $1.55 per share for a period of two years from the date of grant.

                           The warrants had an estimated fair value of $2,306 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 87.29%, discount rate: 5.25%, fair value:
                           $0.24 and expected life of two years.

                  (xiv) On October 4, 2005, the Company issued an aggregate of 3,158,920 common shares pursuant to an exercise of Senior Convertible Debentures (the "Debentures") issued by the Company in a private placement on March 15, 2005. The Debentures were exercised at a conversion price, as determined by the terms of the Debenture Agreement, of $0.25 per common share. The conversion was for an aggregate of $755,000 principal amount and $34,730 accrued interest due under the Debentures. The remaining $50,000, including accrued interest of $2,278, of Debentures was repaid in cash.

                  (xv) On August 11, 2005, the Company completed a private placement of 7,545,001 units at the price of $0.45 per unit for total net proceeds of $3,370,250. Each unit is comprised of one common share together with one-half of one Series "A" non-transferable share purchase warrant (each a "Series A Warrant") and one-half of one Series "B" non-transferable share purchase warrant (each a "Series B Warrant"). Each whole Series A Warrant entitles the holder to purchase one common share at a price of $0.65 per share for a period which is the earlier of (i) 12 months from August 11, 2005 and (ii) six months commencing from the effective date of the Company's proposed "Registration Statement". Each whole Series B Warrant entitles the holder to purchase one common share at a price of $0.70 per share for the first 12 months, at a price of $0.85 per share for the next 6 months, and at a price of $1.00 per share thereafter. Series B Warrants are exercisable at the earlier of
                           (i) 30 months from August 11, 2005 and (ii) 24 months commencing from the effective date of the Company's proposed "Registration Statement".

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                           In connection to the private placement, a finder's fee comprised of $25,000 in cash was paid and 62,500 Series A Warrants and Series B Warrants were issued. In a separate transaction, 39,994 units and 100,000 units were issued for legal fees and investor relations services, respectively.

                           The warrants related to this private placement, 7,684,995 in aggregate, had an estimated fair value of $2,245,749 based on the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 81.20% and 57.41% for Series A and B, respectively, discount rate: 5.25% for both Series A and B and fair value:
                           $0.32 and $0.26 for Series A and B, respectively.

                  (xvi) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. As at May 31, 2007, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company. All regular warrants and Series A, B and C are exercisable on a one for one basis into common shares.

                                                                           Weighted
                                                                            Average
                                                              Number of    Exercise
                                                               Shares        price
                                                             -----------    -------
                   Balance, May 31, 2005  - Regular            7,164,019       0.45
                   Balance, May 31, 2005 - Series "A"          3,374,999       0.66
                   Balance, May 31, 2005 - Series "C"            674,997       0.66
                   Regular:
                      Issued - services rendered               5,050,000       0.43
                      Issued - private placement                  95,238       1.55
                      Issued - finder's fee                        9,524       1.55
                      Exercised                               (1,599,290)      0.40
                      Expired                                    (30,000)      0.30
                   Series "A":
                      Issued -  private placement              3,842,498       0.65
                      Issued -  finder's fee                      62,500       0.65
                      Exercised                               (1,921,777)      0.66
                  Series "B":
                      Issued - private placement               3,842,498       0.70
                      Issued - finder's fee                       62,500       0.70
                   Series "C":
                      Exercised                                 (445,692)      0.66
                                                             -----------    -------

                   Balance, May 31, 2006  - Regular           10,689,491       0.46
                   Balance, May 31, 2006 - Series "A"          5,358,220       0.65
                   Balance, May 31, 2006 - Series "B"          3,904,998       0.70
                   Balance, May 31, 2006 - Series "C"            229,305       0.66
                                                             -----------    -------

                   Balance, May 31, 2006                      20,182,014       0.55
                   Regular:
                         Issued - private placement           12,930,000       0.75
                         Issued - finder's fee                   150,000       0.75
                         Issued - services                       300,000       0.53
                         Issued - loan                           200,000       0.60
                         Exercised                            (1,473,000)      0.15
                         Expired                                (441,800)      0.71
                   Series "A":
                         Expired                              (3,904,998)      0.65
                         Exercised                              (361,111)      0.66
                   Series "C":
                         Exercised                              (110,000)      0.66
                                                             -----------    -------

                   Balance, May 31, 2007  - Regular           22,354,691       0.65
                   Balance, May 31, 2007 - Series "A"          1,092,111       0.66
                   Balance, May 31, 2007 - Series "B"          3,904,998       0.70
                   Balance, May 31, 2007 - Series "C"            119,305       0.66
                                                             -----------    -------

                   BALANCE, MAY 31, 2007                      27,471,105       0.65
                                                             ===========    =======

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants (continued)

                  During the year ended May 31, 2007, the Company issued 200,000 (2006 - 4,150,000) warrants for consulting services and 100,000 warrants (2006 - 900,000) for research and development services rendered to the Company. The warrants issued for consulting services have an exercise price of $0.50 (2006 - prices ranging from $0.50 to $0.85) per share and the warrants issued for research and development services have an exercise price of $0.60 (2006 - $0.01). These warrants had an estimated fair value of $57,109 (2006 - $2,067,663) based on the
                  Black-Scholes option pricing model. The fair value of 200,000 warrants was $41,047 using the Black-Scholes option pricing model with the following assumption: volatility: 57.35% - 57.47% (2006 - 62.72% - 90.01%), discount rate: 4.55% - 4.63%
                  (2006 - 5.25%) and expected life of one year. The fair value of 100,000 warrants was $16,062 using the Black-Scholes option pricing model with the following assumption: volatility:
                  57.71% (2006 - 62.77%), discount rate: 4.84% (2006 - 5.25%)
                  and expected life of one year.

                  During the year ended May 31, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

                           Number of
                            Warrants            From              Extended To      Extended Further To
                            --------            ----              -----------      -------------------
                              71,429      September 8, 2006      March 8, 2007      September 8, 2007
                             500,000       October 24, 2006     April 24, 2007         April 24, 2008
                           1,000,000       November 5, 2006        May 5, 2007            May 5, 2008

                  As a result of the warrant extensions, the Company recognized $72,452 and $73,531 of public relations expense and finance fees, respectively.

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of May 31, 2007, 3,765,001 options are available from the plan.

                  During fiscal 2007, the Company granted an aggregate of 4,414,999 (2006 - 11,185,000) stock options to employees and directors of the Company. Each option entitles its holder to acquire one common share of the Company at prices ranging from $0.55 to $0.67 (2006 - $0.20 to $1.10) per share, vests immediately or at a specified time, and expires up to ten years from date of grant or the term of agreement.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

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

                  The following assumptions were used in determining stock - based compensation costs under the Black-Scholes option pricing model:

                  -----------------------------------------------------------------------------
                                                                  2007      2006      2005
                  -----------------------------------------------------------------------------
                  Expected volatility                             125.99%   66.66%    78.58%
                  Risk-free interest rate                         4.68%     3.50%     3.50%
                  Expected life (years)                           6.0       6.0       3.0
                  Dividend yield                                  Nil       Nil       Nil
                  Weighted average fair value of options granted  $0.53     $0.42     $0.15
                  -----------------------------------------------------------------------------

                  The expected volatility related to 2007 and 2006 grants is based on company's historical stock prices. Computation of expected life was estimated after considering the contractual terms of the stock-based award, vesting schedules and expectations of future employee behavior. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

                  Compensation cost related to the stock options granted to employees during the year ended May 31, 2007 was charged to operations at the awards' fair value of $1,912,489 (using intrinsic value in 2006 - $1,079,143; 2005 - $155,978).

                  During the year ended May 31, 2007, the board of directors approved an extension to the expiry date of the following outstanding options:

                      Number of
                       Options                From                      To
                       -------                ----                      --
                       100,000           August 30, 2006         August 30, 2011
                       100,000           August 30, 2006         August 30, 2010
                       200,000           August 30, 2006         August 30, 2009
                       150,000            May 28, 2007             May 28, 2010

                  On May 1, 2007, the board of directors approved to lower the price of 150,000 options granted to an employee from $0.85 to $0.60. As a result of the option extensions and lowering of the exercise price, the Company recognized an additional $246,127 and $82,484, respectively, of stock-based compensation in the statement of operations.

                  The total stock based compensation expense related to stock options granted during the year of $1,912,489, options extension of $246,127, and the lowering of exercise price of $82,484, totaling to $2,241,100, has been charged to consolidated statements of operations and other comprehensive loss.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  A summary of the weighted average fair value of stock options granted during the year ended May 31, 2007 is as follows:

                  ------------------------------------------------------------------------------------------
                                                                             Number of   Weighted   Weighted
                                                                               Options    Average    Average
                                                                                         Exercise       Fair
                                                                                            Price      Value
                  ------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:          3,040,000   $   0.59   $   0.59

                  Exercise price less than market price at grant date:       1,374,999   $   0.65   $   0.67
                  ==========================================================================================

                  A summary of the weighted average fair value of stock options granted during the year ended May 31, 2006 is as follows:

                  ------------------------------------------------------------------------------------------
                                                                             Number of   Weighted   Weighted
                                                                               Options    Average    Average
                                                                                         Exercise       Fair
                                                                                            Price      Value
                  ------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:             50,000   $   0.80   $   0.80

                  Exercise price greater than market price at grant date:      150,000   $   0.85   $   0.84

                  Exercise price less than market price at grant date:      10,985,000   $   0.49   $   0.63
                  ==========================================================================================


                  Summary of stock options information for the years ended May
                  31, 2007 and 2006 is as follows:

                  -----------------------------------------------------------------------------------
                                                                             Weighted
                                                                 Shares       Average     Aggregate
                                                                             Exercise     Intrinsic
                                                                                Price         Value
                  -----------------------------------------------------------------------------------

                  Options outstanding, May 31, 2005             7,780,000     0.35
                  Options granted                              11,185,000     0.50
                  Options exercised                             (760,000)     0.22
                  Options expired                             (1,820,000)     0.27
                  -----------------------------------------------------------------------------------

                  Options outstanding, May 31, 2006            16,385,000     0.46
                  Options granted                               4,414,999     0.61
                  Options exercised                             (435,000)     0.21
                  Options expired                               (325,000)     0.57

                  Options outstanding as at May 31, 2007       20,039,999     0.49      $  2,025,850
                  ===================================================================================

                  Exercisable as at May 31, 2007               16,589,998     0.47      $  1,956,350
                  ===================================================================================


MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


8.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options (continued)

                  The following summarizes information about the stock options outstanding and exercisable at May 31, 2007:

                             Options Outstanding                   Options Exercisable
                                                 Weighted
                                                  Average  Weighted                  Weighted
                     Range of      Number of    Remaining   Average       Number of   Average
                     Exercise        Options  Contractual  Exercise         Options  Exercise
                      Prices     Outstanding    Life (yr)     Price     Exercisable     Price
                 -----------------------------------------------------------------------------
                      $0.17         700,000     1.39         $0.17         700,000     $0.17
                      $0.20       1,250,000     2.71         $0.20       1,250,000     $0.20
                      $0.21         500,000     0.89         $0.21         500,000     $0.21
                      $0.30       1,910,000     2.24         $0.30       1,910,000     $0.30
                      $0.40       3,875,000     3.94         $0.40       3,875,000     $0.40
                      $0.50         350,000     2.16         $0.50         350,000     $0.50
                      $0.55       1,920,000     3.29         $0.55       1,920,000     $0.55
                      $0.56          50,000     4.34         $0.56          50,000     $0.56
                      $0.60       6,700,000     6.30         $0.60       4,400,000     $0.60
                      $0.62         300,000     4.99         $0.62         100,000     $0.62
                      $0.64          50,000     4.17         $0.64          50,000     $0.64
                      $0.65       1,274,999     4.92         $0.65         474,998     $0.65
                      $0.67         400,000     4.04         $0.67         250,000     $0.67
                      $0.75         200,000     3.90         $0.75         200,000     $0.75
                      $0.80         160,000     3.51         $0.80         160,000     $0.80
                      $0.85         150,000     3.72         $0.85         150,000     $0.85
                      $1.00         200,000     4.97         $1.00         200,000     $1.00
                      $1.10          50,000     3.48         $1.10          50,000     $1.10
                 -----------------------------------------------------------------------------
                  $0.17 - $1.10  20,039,999     4.32         $0.49      16,589,998     $0.47
                 =============================================================================

         Stock based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

         The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $249,600 and $193,400 for 2007 and 2006, respectively, determined at each of respective year end.

         As at May 31, 2007, there was approximately $927,263 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 24 months. The estimated fair value of stock options vested during 2007 and 2006 was $2,437,433 and $2,999,296, respectively.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


9.       PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO., LTD.

         On September 5, 2006, as amended on March 1, 2007, the Company entered into an Equity Transfer Agreement (the "Agreement") with each of Chimex Hong Kong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), pursuant to which, and subject to the satisfaction of certain conditions precedent, the Company acquired the right to purchase 100% of the outstanding equity and shareholders' loans of Vascore Medical from the Vendors. Vascore Medical is a China-based manufacturer of advanced cardiovascular stents and other medical devices.

         The proposed closing of the terms and conditions of the Agreement remains subject to the prior satisfaction of certain conditions precedent which, from the Company's perspective, have not yet been satisfied. In addition, the terms of the Agreement require the same to close on or before August 31, 2007; failing which the Agreement automatically terminates without the prior written consent of each of parties thereto which has not been secured by the Company. Correspondingly, the Company does not expect the Agreement to close in accordance with its present terms and conditions and within the time period presently required thereunder. The Company is in the midst of discussions with each of the Vendors and Vascore Medical in order to determine if either an Agreement extension or new terms and conditions to the proposed acquisition of Vascore Medical are achievable.

         As of May 31, 2007, total costs of $169,800 which represents legal and consulting fees incurred as a result of the proposed acquisition has been charged to operations.

10.      RELATED PARTY TRANSACTIONS

         The related party transactions not disclosed elsewhere in these financial statements are disclosed as follows. These transactions, recorded at exchange amounts agreed to by all parties.

         During the year ended May 31, 2007, the Company paid or accrued $1,002,702 (2006 - $757,859) of management and consulting fees to 5 directors (2006 - 4 directors) and 2 officers of the Company. Of this amount, $234,768 (2006 - $201,987) was charged to research and development. Included in accounts payable is $63,310 (2006 - $9,106).

         The details of the contracts with directors and officers are as follows:

         The Company entered into a Development Services Agreement with Alan Lindsay and Associates Ltd. (the "Consultant") dated March 1, 2005. Pursuant to the Agreement the Company agrees to retain the Consultant, and through the Consultant Mr. Lindsay, to provide development and financing services as may be necessary and determined by the Company to both develop and finance the Company's technology and business. The term of the agreement is five years commencing March 1, 2005 and expiring on March 1, 2010. Under the terms of the Development Services Agreement, Mr. Lindsay shall be paid $17,250 per month, subject to a 10% increase on an annual basis and receive 1,200,000 options to purchase shares of common stock of the Company at $0.17 - $0.30 per share. In the event of a change in control, all of Mr. Lindsay's outstanding options shall immediately vest. Mr. Lindsay's agreement may be terminated by the Company without cause upon 360 calendar days notice.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


10.      RELATED PARTY TRANSACTIONS (continued)

         The Company entered into a Management Services Agreement with Simba Biomed Venture Partners LLC dated March 31, 2006. Pursuant to the agreement we have agreed to retain such company, and, through such company, Dr. Landy, to provide management and consulting services as may be necessary and determined by the Company to both develop and commercialize the Company's technology and business. The term of the agreement is four years commencing March 31, 2006 and expiring on March 31, 2010. Under the terms of the Management Services Agreement, Dr. Landy shall be paid a monthly fee of $19,000 per month and receive options to purchase 5,000,000 shares of common stock of the Company at $0.60 per share. Dr. Landy's agreement was subsequently amended increasing his monthly fee to $25,000 since April 2007.

         The Company entered into an Executive Employment Agreement with Mr. Patrick McGowan dated January 1, 2005. Pursuant to the Agreement, the Company will employ Mr. McGowan in an executive capacity, commenced on January 1, 2005 and will continue until May 1, 2007. Mr. McGowan's Executive Employment Agreement was amended for an additional two years until May 2009. Under the terms of the amendment, Mr. McGowan shall be paid a total annual salary of CDN$169,400 ($158,000) up to April 30, 2008. Thereafter, the Company shall increase Mr. McGowan's salary by 10%. In addition, Mr. McGowan will receive options to purchase 10% common shares held by Mr. McGowan on the first business day of each calendar year 2008 and 2009. The exercise price of the options shall be based on the closing share price as of such dates.

         The Company entered into a 36 month Consulting Services Agreement with Dr. Dov Shimon dated May 1, 2005 and expiring on May 1, 2008. Pursuant to the Agreement, Dr. Shimon will work as Chief Medical Officer to the Company. Dr. Shimon is also President of Sagax, a subsidiary of the Company. Dr. Shimon's initial salary shall be at the rate of $11,000 per month, with an annual increase of 10%. In addition, the Company has issued 200,000 Directors Options with an exercise price of $0.30 and an expiry date of July 31, 2009, and 300,000 Officers Options with an exercise price of $0.30 and an expiry date of March 1, 2010 to Dr. Shimon. Dr. Shimon ceased to be Chief Medical Officer of the Company on August 7, 2006.

         At May 31, 2007, amounts due from the employees of a subsidiary of the Company totaled $34,775 (2006 - $nil). These amount are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

         At May 31, 2007, an amount of $100,000 was due to the Chief Executive Officer of the Company. This amount was unsecured, non-interest bearing and due on demand. The full amount has been paid subsequent to year-end.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


11.      INCOME TAXES

         The parent Company is subject to income taxes in the United States while its subsidiaries are subject to income taxes in Canada, India and Israel. U.S. federal net operating loss carryforwards of approximately $25,300,000, if not utilized to offset taxable income in future periods, expire between 2021 and 2027. Canadian net operating loss carryforwards of approximately $6,200,000, if not utilized to offset taxable income in future periods, expire between the years 2008 and 2027, Indian net operating loss carryforwards of approximately $160,000, if not utilized to offset taxable income in future periods, expire in 2015 and Israeli net operating losses of approximately $1,692,000 can be carried forward indefinitely to offset future taxable income. Canadian undeducted scientific research and experimental development ("SRED") expenditures of approximately $5,286,000 can be carried forward indefinitely to offset future taxable income. In addition, Canadian non-refundable SRED investment tax credits of approximately $1,331,000, if not utilized to reduce Canadian taxes payable in future periods, expire between the years 2008 and 2027.

         The following is a reconciliation between the expected and actual income tax benefits using the applicable average statutory income tax rate of 34%, 34% and 35% for the years ended May 31, 2007, 2006 and 2005, respectively:

                                                        2007           2006           2005
                                                    -----------------------------------------

         Income tax benefit at statutory rate       $(3,561,000)   $(3,081,000)   $(2,313,000)
         Foreign rate differential                       46,000          3,000        (12,000)
         Temporary and permanent differences, net       821,000         64,000        140,000
         Acquisition intangibles                             --             --        596,000
         Research and development                            --             --        279,000
         Change in valuation allowance                2,667,000      3,014,000      1,310,000
                                                    -----------------------------------------

                                                    $   (27,000)   $        --    $        --
                                                    =========================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at May 31, 2007 and 2006:

         Deferred income tax assets:
                                                       2007            2006
                                                   ----------------------------
          Tax benefit relating to net operating
            loss carryforwards undeducted SRED
            expenditures and SRED investment tax
            credit carryforwards                   $ 14,100,000    $  9,961,000
          Plant and equipment                            80,000          91,000
          Valuation allowance                       (14,180,000)    (10,052,000)
                                                   ----------------------------

                                                   $         --    $         --
                                                   ============================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


11.      INCOME TAXES (continued)

         Deferred income tax liability:
                                                             2007        2006

          CE Mark license                                 $(297,000)  $      --
                                                          ---------------------
          Deferred income tax liability                   $(297,000)  $      --
                                                          =====================
          Net deferred income tax liability               $(297,000)  $      --
                                                          =====================

         Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382. It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future.

12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next four annual periods ending May 31 are as follows:

                      2008                                 $       105,511
                      2009                                         105,511
                      2010                                         105,511
                      2011                                          61,548
                                                           ----------------
                      Total                                $       378,081
                                                           ================

                  The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 and long-term portion of $19,529 and is being amortized over the term of the lease. During the year ended May 31, 2007, amortization of $8,081 (2006 - $4,714; 2005 - $nil) was recorded as a reduction of rent expense in the statement of operations. Rent expense for the year ended May 31, 2007 was $211,932 (2006 - $172,024; 2005 - $137,797).

         b) On March 14, 2005, the Company acquired 100% of SagaX, Inc. ("SagaX") a Delaware corporation with operations in Israel. The Company agreed to issue 4,200,000 common shares in exchange for all of the issued and outstanding shares of SagaX. The 4,200,000 shares will be issued in three intervals:
                  2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The Company has also agreed to pay $145,000 (paid) of SagaX's vendor debt owed to its parent company.

                  As of May 31, 2007, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been satisfied.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


12. COMMITMENTS AND CONTINGENCIES (continued)

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

                  On December 29, 2004, the Company issued 3,192,399 common shares to exchange for 3,192,399 common shares of M-I on a one-for-one basis. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003. On May 26, 2005, the Company issued 17,000 common shares to exchange for 17,000 common shares of M-I on a one-for-one basis.

                  In a counterclaim filed in the Supreme Court of British Columbia, the Company continues to dispute the plaintiff's entitlement to the 3,192,399 M-I shares and any Company shares that he may received pursuant to court order.

                  No gain or loss provisions have been provided as of May 31, 2007 as the outcome of this legal proceeding is uncertain at this time.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


13.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consisted of the following for the years ended May 31, 2007, 2006 and 2005:

                                               2007         2006         2005
                                            ------------------------------------
         Legal                              $  517,063   $  426,776   $  195,379
         Public relations, financing and
         corporate development               1,198,955    2,657,383      935,337
         Management fees                     1,161,613      524,113      201,883
         Consulting                            631,792      443,559      692,690
         Audit                                 158,155      281,620       51,110
         Operating expenses                  1,408,435      815,918      483,125
                                            ------------------------------------
                                            $5,076,013   $5,149,369   $2,619,524
                                            ====================================

         General and administrative expenses include $129,070 (2006 - $1,517,090; 2005 - $322,202) and $132,045 (2006 - $218,503; 2005 -
         $390,429) of amortized deferred compensation in public relations and consulting, respectively. For the year ended May 31, 2007, $1,519,458 (2006 - $989,543; 2005 - $100,736) of general and administrative expense was included in stock-based compensation in the statement of operations.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                        -------------------------------------------------
                                                       Period from
                                                        inception
                                                       (January 20,           Years ended May 31,
                                                       1999) to May  ------------------------------------
                                                         31, 2007       2007         2006        2005
                                                        -------------------------------------------------
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid in cash                       $   52,339   $   18,458   $    4,198           --
                                                        ==========   ==========   ==========   ==========

          SUPPLEMENTAL NON-CASH TRANSACTIONS:
            Debt settlement with shares                 $  621,375   $       --   $       --           --
            Gain on extinguishment of debt                 462,249           --           --           --
            Conversion of convertible debentures
                and accrued interest to common shares      740,810           --      740,810           --
            Shares issued for services                   4,134,269      776,372      671,582      545,028
            Warrants issued for services                 3,747,600       57,109    1,298,856      917,164
                                                        ==========   ==========   ==========   ==========

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


15.      LOAN PAYABLE

         As at May 31, 2007, the Company has loan payable totaling $525,000 with interest rate of 12.5% per annum. Of this amount, $400,000 is due on June 15, 2007 and $125,000 is due on July 13, 2007.

         In connection with the $400,000 loan, the Company issued the lender 150,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $0.60 per share for a period of three years. The warrants had an estimated fair value of $29,049 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.35%, discount rate: 4.61%, dividend: nil and expected life of one year.

         In connection with the $125,000 loan, the Company issued the lender 50,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $0.60 per share for a period of three years. The warrants had an estimated fair value of $7,675 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.47%, discount rate: 4.85%, dividend: nil and expected life of one year.

         On June 27, 2007, the due date of the $400,000 was extended to July 31, 2007. An additional 150,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $0.60 per share for a period of three years was issued to the lender.

         As at May 31, 2007, the Company accrued interest of $6,302 and $1,927 for the $400,000 and $125,000 loan, respectively.

         Both the $400,000 and the $125,000 loan and the corresponding interest were repaid subsequent to year-end.

16.      SUBSEQUENT EVENTS

         On July 9, 2007, the Company completed a brokered private placement of an aggregate of 25,100,000 units at the price of $0.50 per unit for total proceeds of $12,550,000. Each unit is comprised of one common share (25,100,000 common shares) together with one-half of one share purchase warrant (12,550,000 share purchase warrants). Each warrant entitles the holder to purchase one common share at a price of $0.55 per share for a period of five years.

         In connection with the above, the Company issued 251,000 common shares and 753,000 share purchase warrants as finder's fee. Each warrant entitles the holder to purchase one common share at a price of $0.55 per share for a period of five years.

         The Company agreed to file a registration statement with the United States Securities and Exchange Commission to register for resale the shares and shares underlying the warrants issued under the private placement, and to have the registration statement declared effective within four months from the date of the issuance of the units. In the event that (i) the registration statement is not declared effective by that date, (ii) if the Company fails to keep its shares of common stock continuously listed for trading on the OTC Bulletin Board (or such other market on which the shares are listed or quoted for trading) or
         (iii) after its effective date, the registration statement ceases for any reason to remain continuously effective, the holders are not

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


16.      SUBSEQUENT EVENTS (CONTINUED)

         permitted to utilize the prospectus contained in the registration statement to resell the securities registered for an aggregate of more than 10 consecutive trading days or for more than an aggregate of 20 trading days in any 12 month period (which need not be consecutive), the Company agreed to pay to each holder of the units an amount in cash, as liquidated damages, equal to 1% of the aggregate purchase price paid by such holder for the units, and on each monthly anniversary thereof until the event is cured, to pay each holder an amount in cash, as partial liquidated damages, equal to 1% of the aggregate purchase price paid by such holder for the units. In addition, the Company agreed that, if it fails to pay any partial liquidated damages in full within seven days after the date payable, to pay interest thereon at a rate of 1.5% per month to the holder, accruing daily from the date such partial liquidated damages are due until such amounts (including all interest) are paid in full.

17.      SEGMENTED INFORMATION

         The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

         The following is a summary of the Company's geographical information for the years ended May 31, 2007, 2006 and 2005 and as of May 31, 2007, 2006 and 2005.

                                                 Canada          India        Israel         Total
                                               -----------------------------------------------------
         2007
         Net revenue                           $        --   $   191,490   $        --   $   191,490
         Gross profit                                   --        44,350            --        44,350
         Depreciation and amortization             103,827        73,416        12,389       189,632
         Net loss                                9,279,254       190,634     1,029,583    10,499,471

         AS AT MAY 31, 2007
         Total assets                            2,082,113     1,712,686       452,166     4,246,965
         Additions to property and equipment       197,998       211,893        32,117       442,008
         License                                        --     1,389,279            --     1,389,279

         2006
         Net revenue                           $        --   $        --   $        --   $        --
         Gross profit                                   --            --            --            --
         Depreciation and amortization             140,183            --         3,571       143,754
         Net loss                                8,577,213            --       517,622     9,094,835

         AS AT MAY 31, 2006
         Total assets                            1,771,664            --       282,211     2,053,875
         Additions to property and equipment       221,140            --        38,666       259,806

         License                                        --            --            --            --



MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)
--------------------------------------------------------------------------------


17.      SEGMENTED INFORMATION (continued)

         2005
         Net revenue                           $        --   $        --   $        --   $        --
         Gross profit                                   --            --            --            --
         Depreciation and amortization             176,407            --            46       176,453
         Net loss                                6,464,464            --       144,418     6,608,882


         During the year ended May 31, 2007, there was one (2006 and 2005 - nil) customer who individually and collectively accounted for 92% (2006 and 2005 - nil) of total revenue of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged Ernst & Young LLP as its principal independent registered public accounting firm effective June 1, 2007. Concurrent with this appointment, we terminated the client-auditor relationship with Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL") effective June 1, 2007. The decision to change its principal independent registered public accounting firm was approved by the Company's Board of Directors.

The report of DMCL on the Company's consolidated financial statements for the fiscal year ended May 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern. During the Company's fiscal year ended May 31, 2006 and the subsequent period through to the date of DMCL's dismissal, there were no disagreements between the Company and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their report on the Company's audited consolidated financial statements.

In connection with the audit of the fiscal year ended May 31, 2006 and through the subsequent interim period preceding the change, there have been no reportable events as defined in paragraphs (a)(1)(iv)(A) through (D) of Item 304 of Regulation S-B.

In connection with the Company reaching decision of appointing Ernst & Young LLP as the Company's principal registered accounting firm at this time, the Company did not Consult with Ernst & Young LLP on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company's financial statements.

As previously disclosed in the Company's Current Report on Form 8-K filed on June 7, 2006 (as amended pursuant to the Company's Current Report no Form 8-K/A filed on June 20, 2007), the Company previously engaged DMCL as its principal independent registered public accounting firm on June 6, 2006, prior to which Ernst & Young LLP served as the Company's principal independent registered accounting firm. On June 6, 2007, our Board of Directors approved the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, of Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada, V6E 4G1, as our principal independent accountant, and dismissed Ernst & Young LLP, Chartered Accountants, as principal independent accountants.

Ernst & Young LLP's report on the Company's consolidated financial statements for the fiscal year ended May 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as indicated in the following paragraph.

Ernst & Young LLP's report on the consolidated financial statements of the Company for the fiscal year ended May 31, 2005 contained an explanatory paragraph with respect to the restatement of certain information and regarding uncertainty as to the Company's ability to continue as a going concern. In connection with the audit of the fiscal year ended May 31, 2005 and for any subsequent interim period preceding the change, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such year.

In connection with the audit of the fiscal year ended May 31, 2005 and through the subsequent interim period preceding the change, there have been no reportable events as defined in paragraphs (a)(1)(iv)(A) through (D) of Item 304 of Regulation S-B.

At the time of our decision to replace Ernst & Young LLP with DMCL, we had not consulted DMCL on the application of accounting principles to a specific completed or contemplated transaction, or on the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was then provided by DMCL that was an important factor considered by our company in reaching any decision as to accounting, auditing or financial reporting issues.

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Disclosure controls and procedures

The Company maintains internal controls over financial reporting designed to provide reasonable assurance regarding the completeness and reliability of financial reporting and the preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). The Company has in place polices and procedures regarding the maintenance of records to ensure they are complete and accurate and fairly reflect the transactions of the Company and provide reasonable assurance that only authorized expenditures and asset dispositions are undertaken.

The Company has a limited number of staff and it is not always possible to achieve a complete segregation of incompatible duties. Management attempts to mitigate the risk of any material misstatement occurring through compensating controls and the "hands-on" involvement and knowledge of the senior management, however, a control system, no matter how well designed and functioning, can only provide reasonable, not absolute assurance the objectives of the control system are met.


Disclosure controls and procedures are designed to provide reasonable assurance that all relevant information is gathered and reported to senior management, including the Company's Chief Executive Officer and Chief Financial officer, on a timely basis so that appropriate decisions can be made regarding public disclosure. As at the end of the period covered by this 10-K, management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, of the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this 10-K, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's annual and interim filings and other reports filed or submitted under U.S. securities laws is recorded, processed, sum marized and reported within the time period specified by those laws and that material information is accumulated to management of the Company including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for accurate disclosure to be made on a timely basis.

Based on their evaluation as of May 31, 2007, the Company's principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, in accordance with paragraph (b) of Rule 13a-15.

(b)      Evaluation of disclosure controls and procedures

         Not applicable

(c)      Attestation report of the registered public accounting firm

         Not applicable

(d)      Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 9B.  OTHER INFORMATION

Subsequent to the year ended May 31, 2007, on July 9, 2007, the Company completed a private placement of an aggregate of 25,100,000 units at the price of $0.50 per unit for total proceeds of $12,550,000. Each unit is comprised of one common share (25,100,000 common shares) together with one half of one share purchase warrant (12,550,000 share purchase warrants). Each warrant entitles the holder to purchase one common share at a price of $0.55 per share for a period of five years.

                                    Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 31, 2007.

Name                            Age             Title

Alan P. Lindsay                 57              Chairman of the Board,
                                                Chief Executive Officer

Mark Landy                      39              Director and President

Patrick A. McGowan              68              Director, Executive Vice
                                                President, Chief Financial
                                                Officer, Secretary

Dr. Dov Shimon                  57              Director, President of
                                                SagaX, Inc.

Dr. Daniel Savard               50              Director

Dr. Tom Troczynski              53              Vice President of Coatings

Rajesh Vaishnav                 46              President and Chief
                                                Operation Officer of
                                                BioSync Scientific Pvt.
                                                Ltd.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay            100%             Dr. Daniel Savard              10%
Mark Landy                 100%             Dr. Tom Troczynski             35%
Patrick A. McGowan         100%             Rajesh Vaishnav                100%
Dr. Dov Shimon             100%

The term of office for each director is one year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

There is no family relationship among the directors and executive officers.

Business Experience

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

ALAN P. LINDSAY, Chairman of the Board and Chief Executive Officer

Alan P. Lindsay has been MIV's Chairman and CEO since October 2001 and its President until recently with the appointment of Dr. Landy. Mr. Lindsay has extensive experience in building companies and taking them public on recognized stock exchanges. Before coming to MIV, Mr. Lindsay was the Chairman, President and CEO of Azco Mining, Inc., a base metals exploration company he co-founded and took public on the Toronto and AMEX exchanges. Mr. Lindsay served as Azco Mining, Inc.'s CEO and President from 1991 to 1994, its Chairman and CEO from 1994 to 1997 and its President, Chairman and CEO from 1997 to 2000. Azco Mining, Inc. was listed on the Toronto Stock Exchange in 1993 and on AMEX in 1994.

Mr. Lindsay was recently reappointed as a director of TapImmune, Inc., a company he co-founded 1999 and assisted with its financing. Mr. Lindsay initially resigned as Chairman prior to the company going public. In 2002 this company was taken public through a reverse take over and was listed on the OTCBB under the name GeneMax Corp. It currently trades under the stock symbol "TPIM". TapImmune, Inc., through GeneMax Pharmaceuticals, is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Prior to becoming an entrepreneur, Mr. Lindsay was responsible for building a significant business and marketing organization in Vancouver, Canada, for Manulife Financial, a major international financial services corporation. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

DR. I. MARK LANDY, Director and President

Dr. Landy had been MIV's President since April 1, 2006; replacing Mr. Lindsay who continues as the Company's Chairman and CEO. Dr. Landy is also a director of the Ccompany. Dr. Landy's mission is to strengthen the Company's internal procedures and move its technologies to market. He is a recognized medical device analyst and industry authority who brings a wealth of industry and physician relationships to the Company that will be used to raise the company's corporate profile, to optimize and accelerate the development of the Company's key strategic partnerships and to assist the company in bringing to market its technologies.

Dr. Landy most recently distinguished himself as the Senior Research Analyst of Medical Supplies and Devices at the Susquehanna Research Group where he was voted the firm's top-ranked healthcare analyst by institutional clients in both 2004 and 2005. He is a familiar financial pundit who has made frequent appearances on CNBC, Reuters, Dow Jones, Bloomberg, The Wall Street Journal and Business Week, among other outlets. From 2001 to 2004 Dr. Landy was the Senior Medical Device Analyst at Leerink Swann and Company

Dr. Landy holds a degree in business from the Wharton School of Business at the University of Pennsylvania, and also holds the degree equivalent of Doctor of Dental Surgery from the University of Witwatersrand, in Johannesburg, South Africa. He spent three years in London, U.K., in private practice focusing on post-traumatic facial reconstructive surgery, and he has had articles published in both business and health care journals. Dr. Landy has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

PATRICK A. McGOWAN, Director, Executive Vice President, Chief Financial Officer, and Secretary

Patrick A. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. From November 1, 2001 to the present, Mr. McGowan has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of the Company. From September 1997 to the time Mr. McGowan joined MIV, he served as CEO of American Petro-Hunter, Inc., an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American Petro-Hunter including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American Petro-Hunter is currently listed on the OTCBB under the stock symbol AAPH.

Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

DR. DANIEL SAVARD, Director

Dr. Daniel Savard brings to MIV more than 20 years of clinical practice and clinical research in cardiology. From 1997 to the present, Dr. Savard has been President of Medi-Recherche Inc. and Assistant-Medical Director of the Quebec Blue Cross (Canassistance, Inc.). In 2001 Dr. Savard became a member of the Board of Governors of the Quebec Blue Cross. He is also member of La Societe des Medecins Experts du Quebec. Since 2000, he has been a consultant for La Regie des Rentes du Quebec. Recently, he joined Biomundis, a Canadian venture capital company in biotechnology, as medical Director.

Dr. Savard holds a doctorate degree in medicine from the Faculty of Medicine of Montreal University (1971-1976) and a license from the Medical Council of Canada. Dr. Savard completed postdoctoral training in Internal Medicine and Cardiology at Montreal University (1976 to 1980) and a one year fellowship in clinical and research echocardiography at the Quebec Heart Institute of Laval University. Dr. Savard has been certified in Cardiology by the Corporation des Medecins du Quebec and by the Royal College of Physicians and Surgeons of Canada. Dr. Savard is assistant professor of Medicine at the University of Montreal and practices at the Centre Hospitalier Universitaire de Montreal and Notre-Dame Hospital in Montreal. Dr. Savard's research interests are coronary heart disease, congestive heart failure, arterial hypertension, hyperlipidemia, angiogenesis therapy in coronary heart disease, circadian cycle and ambulatory blood pressure monitoring.

Dr. Savard is highly involved in clinical research. He has participated in 65 clinical trials, several of which were international multicenter studies. Dr. Savard has served on several pharmaceuticals clinical advisory boards for companies such as Pfizer, Hoechst Marion Roussel, Biovail Corp, Crystal Corp. and Aventis Pharma Inc. He is currently consulting for Biovail Corp. and for Medisys, an important Canadian health care management company.

Dr. Savard is an active member of several associations including L'Association des Cardiologues du Quebec, L'Association des Medecins Specialistes du Quebec and of La Societe des Medecins Experts du Quebec. He has published more than 40 papers and articles relating to his research. Dr. Savard has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

DR. DOV SHIMON, Director, President of SagaX, Inc.

Dr. Dov Shimon is a renowned cardiac and thoracic surgeon. He graduated with honors from Hadassah Hebrew University Medical School in 1977 and trained from 1978 to 1984 as a general and cardiothoracic surgeon at Hadassah University Hospital in Israel. From 1984 to 1986 Dr. Shimon was the chief resident in cardiovascular surgery at the University of Toronto, Canada, and in 1986 he became the heart transplantation fellow at the Medical College of Virginia in Richmond, Virginia. Dr. Shimon was appointed as senior Cardiothoracic Surgeon at Hadassah in 1987 and tenured in 1989. He was head of the Israel Transplant Program from 1987 to 1992. Dr. Shimon pioneered heart transplantation in Israel
(1987), lung transplantation (1989) and heart-lung transplantation (1993). He has performed more than 8,000 open-heart operations and thousands of other thoracic operations. Dr. Shimon also has more than 17 years of experience in animal and clinical testing of medical devices.

In addition to his clinical duties as head of cardiovascular surgery, Dr. Shimon was a director at the Artificial Heart Institute in Salt Lake City, Utah. Dr. Shimon is a member of numerous medical and scientific societies and has authored many peer reviewed publications. Dr. Shimon retired as a Major from the IDF Medical Corps reserves (Paratroopers Battalion) where he had been decorated. Dr. Shimon gained wide experience and has served as a senior military surgeon during the war in Lebanon in 1982-3. Dr. Shimon completed Senior Business Management Studies at Tel-Aviv University, School of management, in 1996. He has been working since 1999 with medical device companies in the design and implementation of preclinical and clinical studies. Dr. Shimon founded and has been serving as CEO of SagaX Technologies for Medicine Inc. since inception. Dr. Shimon has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

DR. TOM TROCZYNSKI, Vice President of Coatings

Dr. Tom Troczynski joined the Company in February 2002 to assist in the development of its proprietary coating technologies and in the supervision of the Research and Development team at the University of British Columbia. Since 2001, Dr. Troczynski has been a Full Professor in Metals and Materials Engineering Dept. at the UBC and leads UBCeram, one of the largest ceramics research groups in Canada. Dr. Troczynski's bio-ceramics development program is focused on biocompatible hydroxyapatite coatings for metallic substrates, such as implants and stents. From 1997 to 2001 Dr. Troczynski was an Associate Professor, and from 1991 to 1997 an Assistant Professor at UBC. Dr. Troczynski graduated from McMaster University in Hamilton, Ontario in Materials Science and Engineering in 1987. Dr. Troczynski has published many journal articles and other publications, as well as filed a number of patents. Dr. Troczynski has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

RAJESH VAISHNAV, President and Chief Operating Officer of BioSync Scientific Pvt. Ltd.

Rajesh L. Vaishnav has been President and COO of Biosync Scientific Pvt. Ltd. since November 2006. He was the Chairman and Managing Director of Biosync from April 2005 to January 2007. Prior to joining Biosync, he was a Technical Director with Sahajanand Medical Technologies Pvt. Ltd. from March 2000 to March 2005. He has to his credit the development of various stents and stent systems including SS316L, CoCr, PES & SES. He has over eight years experience with various stent manufacturing technologies, marketing and regulatory affairs and two years experience in finance, acquisition & mergers. Mr. Vaishnav has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-K.

Audit and Nominating Committees

Due to the size of the Company, the Company does not have a separate audit or nominating committee. Instead, the Board of Directors serves as both the audit and nominating committees. Further, no member of the Board of the Directors, other than Mr. McGowan, is deemed to be an audit committee financial expert. With respect to nominations to the Board, the Board of Directors will consider nominations to the Board by its shareholders. Requests for consideration should be made to the Company's Secretary, Patrick McGowan.

The Board of Director is currently evaluating the composition of its Board and intends to seek nominees who are experts in areas to be beneficial to the Company and who will be deemed independent.

Code of Ethics

At this time, the Company has not yet adopted a Code of Ethics that is applicable to the officers, directors and employees of the Company. The Board intends to adopt a Code of Ethics in the near future.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of the full Board of Directors who also discuss the compensation of the executive officers of the Company.

Audit Committee Report

The Board of Directors serves as the Audit Committee. None of the members of the Board are considered independent as defined under the applicable Nasdaq listing standards and the Securities and Exchange Commission rules currently in effect, except for Mr. Savard.

The Audit Committee hereby submits the following report:

     o We have reviewed and discussed with management the Company's audited financial statements as of, and for, the year ended May 31, 2007.
     o We have discussed with the independent auditors, Ernst & Young, LLC, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as may be modified or supplemented.
     o We have received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and have discussed with the independent auditors the auditors' independence.

Based on the review and discussions referred to above, we recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

This report furnished by the Board of Directors serving as the Audit Committee:
Alan P. Lindsay, Dr. I. Mark Landy, Patrick A. McGowan, Dr. Daniel Savard, Dr. Dov Shimon

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities and Exchange Commission, we believe that our executive officers and directors and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Exchange Act.


ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy

The Company's Board of Directors is responsible for establishing and administering the Company's executive and director compensation.

Executive Compensation

The Board of Director's compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Board compensates executive management consisting primarily of a base salary and equity compensation designed to be competitive with comparable employers in the location of countries in which it operates primarily North America, India and Israel, and to align management's compensation with the long-term interests of shareholders. In determining an executive management's compensation, the Board also takes into consideration the financial condition of the Company and discussions with the executive.

In determining the compensation for Messrs. Lindsay, Landy, and McGowan, the Board considered compensation paid to other executive officers of other companies within the industry, the executive's performance in meeting goals, and the complexity of the management position and the experience of the person. Of the amount of the compensation paid to the executive officer, the majority of the compensation was in the form of options. The number of options granted was determined in large part due to the financial condition of the Company which currently has minimal revenues. The Board did not have a specific formula to determine the amount of the executive compensation and what portion of such compensation would be in the form of cash and equity securities. Therefore, the determination of an executive salary including the amount of cash and equity securities may be considered arbitrary taking into the foregoing factors. The compensation paid to Messrs. Shimon and Vaishnav were based on individual negotiations with such individuals in connection with the acquisition of their respective companies.

Directors to not receive cash compensation for there service as such, but do receive options. The number of options granted to each director is based on the experience of the director, time spent on Company matters and the director compensation paid to other directors of companies in the industry.

The Board of Directors is currently evaluating its overall Board of Directors compensation in connection with its evaluation of new directors.

Compensation Committee Report

The Board of Directors reviewed and discussed the above Compensation Discussion and Analysis. Based on the review and discussions, the Board of Directors recommended that this Compensation Discussion and Analysis be included in this Annual Statement.

Alan P. Lindsay, Dr. I. Mark Landy, Patrick A. McGowan, Dr. Daniel Savard, Dr. Dov Shimon

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and three highest paid executive officers that earned in excess of $100,000 for the year ended May 31, 2007 (collectively, the "Named Executive Officers"):

                                                SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                       Non-Equity   Non-Qualified   All
                                                                       Incentive      Deferred     other
Name and                                        Stock      Option         Plan      Compensation   Compen-
Principal                  Salary     Bonus    Awards      Awards     Compensation    Earnings     sation       Total
Position           Year      ($)       ($)       ($)         ($)          ($)           ($)          ($)         ($)
------------------------------------------------------------------------------------------------------------------------
Alan P. Lindsay,   2007    256,732             27,987      235,283(1)                                          520,002
Chairman and       -----------------------------------------------------------------------------------------------------
Chief Executive    2006    233,393      -         -      1,582,183(1)      -             -            -      1,815,576
Officer            -----------------------------------------------------------------------------------------------------
                   2005    185,244                          62,853(1)                                          248,097
------------------------------------------------------------------------------------------------------------------------
Dr. Mark Landy,    2007    240,000             45,600      235,283(2)                                          520,883
President and      -----------------------------------------------------------------------------------------------------
Director           2006     38,000      -         -      2,049,208(2)      -             -            -      2,087,208
------------------------------------------------------------------------------------------------------------------------
Patrick A.         2007    141,311             12,847       56,467(3)                                          210,625
McGowan, Chief     -----------------------------------------------------------------------------------------------------
Financial          2006    130,481      -         -         71,752(3)      -             -            -        202,233
Officer,           -----------------------------------------------------------------------------------------------------
Executive Vice     2005    101,941                          50,283(3)                                          152,224
President,
Secretary
------------------------------------------------------------------------------------------------------------------------
Dr. Dov Shimon,    2007    146,410             14,080          -                                               160,490
Chief Executive    -----------------------------------------------------------------------------------------------------
Officer and        2006    133,100      -         -        151,923(4)      -             -            -        285,023
President of       -----------------------------------------------------------------------------------------------------
SagaX Inc. and     2005    101,000                          71,712(4)                                          172,712
Director
------------------------------------------------------------------------------------------------------------------------
Dr. Tom            2007     74,278                             -                                                74,278
Torczynski, Vice   -----------------------------------------------------------------------------------------------------
President of       2006     68,887      -         -                        -             -            -         68,887
Coatings           -----------------------------------------------------------------------------------------------------
                   2005     57,718                                                                              57,718
------------------------------------------------------------------------------------------------------------------------
Rajesh Vaishnav,   2007     43,457                         513,760(5)                                          557,217
President and
Chief Operating
Officer of
BioSync
Scientific Pvt.
Ltd
------------------------------------------------------------------------------------------------------------------------

(1) Represents options to acquire 500,000 shares in 2007; 3,800,000 shares in 2006 and 500,000 shares in 2005
(2)  Represents options to acquire 500,000 shares in 2007; 5,000,000 shares in
     2006
(3) Represents options to acquire 120,000 shares in 2007; 200,000 shares in 2006 and 400,000 shares in 2005
(4) Represents options to acquire 400,000 shares in 2006 and 500,000 shares in 2005
(5)  Represents options to acquire 1,000,000 shares in 2007

The following table sets forth information for the year ended May 31, 2007 relating to options that have been granted to the Named Executive Officers:

                                                      GRANTS OF PLAN-BASED AWARDS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         All other   All other   Exercise
                                                                                           stock      option        or
                                   Estimated future payouts   Estimated future payouts    awards:     awards:      base    Grant
      Name               Grant         under non-equity             under equity         Number of   Number of    price   date fair
                         date       incentive plan awards       incentive plan awards    shares of   securities     of    value of
                                 --------------------------  --------------------------   stock or   underlying   option  stock and
                                 Threshold  Target  Maximum  Threshold  Target  Maximum    units      options     awards   option
                                    ($)       ($)     ($)       (#)       (#)     (#)       (#)         (#)       ($/Sh)   awards
------------------------------------------------------------------------------------------------------------------------------------
Alan P. Lindsay         Apr. 3,                                                                        500,000    0.55    235,283
                         2007
------------------------------------------------------------------------------------------------------------------------------------
Dr. Mark Landy          Apr. 3,                                                                        500,000    0.55    235,283
                         2007
------------------------------------------------------------------------------------------------------------------------------------
Patrick A. McGowan      Apr. 3,                                                                        120,000    0.55     56,467
                         2007
------------------------------------------------------------------------------------------------------------------------------------
Dr. Dov Shimon            Nil
------------------------------------------------------------------------------------------------------------------------------------
Dr. Tom Torczynski        Nil
------------------------------------------------------------------------------------------------------------------------------------
Rajesh Vaishnav         Apr. 9,                                                                      1,000,000    0.60    513,760
                         2007
------------------------------------------------------------------------------------------------------------------------------------

                                       38

                               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
----------------------------------------------------------------------------------------------------------------------
                                Option Awards                                               Stock Awards
----------------------------------------------------------------------------------------------------------------------
                                                                                                            Incentive
                                                                                                 Equity     Plan
                                                                                                 Incentive  Awards:
                                                                                        Market   Plan       Market
                                                                               Number   Value    Awards:    or
                                              Equity                           of       of       Number     Payout
                                             Incentive                         Shares   Shares   of         Value of
                                               Plan                            or       or       Unearned   Unearned
                                              Awards:                          Units    Units    Shares,    Shares,
                  Number of    Number of     Number of                         of       of       Units or   Units or
                 Securities    Securities   Securities                         Stock    Stock    Other      Other
                 Underlying    Underlying   Underlying                         That     That     Rights     Rights
                 Unexercised  Unexercised   Unexercised   Option     Option    Have     Have     That       That
                   Options      Options      Unearned    Exercise  Expiration  Not      Not      Have Not   Have Not
                     (#)          (#)         Options     Price       Date     Vested   Vested    Vested     Vested
   Name          Exercisable  Unexercisable     (#)        ($)      (M/D/Y)      (#)      ($)       (#)        ($)
----------------------------------------------------------------------------------------------------------------------
Alan P.              300,000       -             -           0.17   04/23/08         -        -          -        -
Lindsay,             500,000                                 0.20   02/15/10
Chairman and         200,000       -             -           0.21   04/23/08
Chief                200,000       -             -           0.30   12/16/08
Executive          3,800,000       -             -           0.40   05/17/11
Officer              500,000       -             -           0.55   04/03/12
----------------------------------------------------------------------------------------------------------------------
                     200,000
                   2,500,000                                 0.60   05/21/07
                     Options                                 0.60   05/17/13
Dr. Mark             400,000     2,500,000
Landy,               400,000       Options                   0.30   09/24/09
President and       Warrants           Nil                   0.30   03/04/10
Director             500,000      Warrants      Nil          0.55   04/03/12         -        -          -        -
----------------------------------------------------------------------------------------------------------------------
Patrick A.
McGowan, Chief       300,000                                 0.17   04/23/08
Financial            400,000             -            -      0.20   02/15/10
Officer,             200,000             -            -      0.21   04/23/08
Executive Vice       100,000             -            -      0.30   12/16/08
President,           200,000             -            -      0.60   03/17/11
Secretary            120,000             -            -      0.55   04/03/12         -        -          -        -
----------------------------------------------------------------------------------------------------------------------
Dr. Dov
Shimon,              200,000             -            -      0.30   07/31/09
President and        300,000             -            -      0.30   03/01/10
CEO of SagaX,        200,000             -            -      0.30   06/13/10
Inc.                 200,000             -            -      0.60   05/17/11         -        -          -        -
----------------------------------------------------------------------------------------------------------------------
Dr. Tom
Torczynski,
Vice President
of Coatings          200,000      Nil           Nil          0.30   12/16/08         -        -          -        -
----------------------------------------------------------------------------------------------------------------------
Rajesh
Vaishnav,
President and
Chief
Operating
Officer of
BioSync                                                      0.60   04/09/17
Scientific                      375,000                      0.60   04/09/17
Pvt. Ltd             250,000    375,000                      0.60   04/09/17
----------------------------------------------------------------------------------------------------------------------

                                          OPTION EXERCISES AND STOCK VESTED
----------------------------------------------------------------------------------------------------------------------
                                                Option awards                            Stock awards
----------------------------------------------------------------------------------------------------------------------
                                    Number of shares          Value                                      Value
        Name                          acquired on          realized on        Number of shares        realized on
                                        exercise            exercise        acquired on vesting         vesting
                                          (#)                  ($)                  (#)                   ($)
----------------------------------------------------------------------------------------------------------------------
Alan P. Lindsay                           Nil
----------------------------------------------------------------------------------------------------------------------
Dr. Mark Landy                            Nil
----------------------------------------------------------------------------------------------------------------------
Patrick A. McGowan                        Nil
----------------------------------------------------------------------------------------------------------------------
Dr. Dov Shimon                            Nil
----------------------------------------------------------------------------------------------------------------------
Dr. Tom Torczynski Nil Rajesh Vaishnav    Nil
----------------------------------------------------------------------------------------------------------------------

We paid no compensation to our directors in 2007. Certain directors, however, are officers of the Company for which they received compensation. See Summary Compensation Table above.

                                            DIRECTOR COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                              Non-Equity   Non-qualified
                  Fees Earned                                 Incentive      Deferred
                  or Paid in                                     Plan      Compen-sation    All Other
                     Cash       Stock Awards  Option Awards  Compen-sation   Earnings     Compen-sation     Total
     Name             ($)           ($)            ($)           ($)            ($)            ($)           ($)
----------------------------------------------------------------------------------------------------------------------
Alan P. Lindsay                                                                                              Nil
----------------------------------------------------------------------------------------------------------------------
Dr. Mark Landy Nil
----------------------------------------------------------------------------------------------------------------------
Patrick A. McGowan                                                                                           Nil
----------------------------------------------------------------------------------------------------------------------
Dr. Daniel Savard                                  (1)                                                       (1)
----------------------------------------------------------------------------------------------------------------------
Dr. Dov Shimon Nil
----------------------------------------------------------------------------------------------------------------------

     (1) During the fiscal year ended May 31, 2007 we did not award Dr. Savard any additional options for serving as director, however we extended his previously issued 150,000 options due to expire for an additional 3 years and recognized a compensation expense of $71,494.

Long-Term Incentive Plans

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Employment Contracts

The Company entered into a Development Services Agreement with Alan Lindsay and Associates Ltd. (the "Consultant") dated March 1, 2005. Pursuant to the Agreement the Company agrees to retain the Consultant, and through the Consultant Mr. Lindsay, to provide development and financing services as may be necessary and determined by the Company to both develop and finance the Company's technology and business. The term of the agreement is five years commencing March 1, 2005 and expiring on March 1, 2010. Under the terms of the Development Services Agreement, Mr. Lindsay shall be paid US$ 17,250 per month, subject to a 10% increase on an annual basis and receive 1,200,000 options to purchase shares of common stock of the Company at $0.20 per share. In the event of a change in control, all of Mr. Lindsay's outstanding options shall immediately vest. Mr. Lindsay's agreement may be terminated by the Company without cause upon 360 calendar days notice. In the event that Mr. Lindsay's agreement is terminated without cause or is not renewed at the end of its term, then in addition to the amounts due to him under his agreement, Mr. Lindsay will receive a termination fee equal to the aggregate remaining fee due to him for the unexpired remainder of the Term plus three months fee ("Termination Fee"). Further, in the event Mr. Lindsay is remove or not reappointed as an officer;
(2) there is a change in control of the Board of Directors or the Company; or
(3) Mr. Lindsay' agreement is terminated without cause, then Mr. Lindsay will receive a fee equal to two times the Termination Fee.

The Company entered into a Management Services Agreement with Simba Biomed Venture Partners LLC dated March 31, 2006. Pursuant to the agreement we have agreed to retain such company, and, through such company, Dr. Landy, to provide management and consulting services as may be necessary and determined by the Company to both develop and commercialize the Company's technology and business. The term of the agreement is four years commencing March 31, 2006 and expiring on March 31, 2010. Under the terms of the Management Services Agreement, Dr. Landy shall be paid a monthly fee of US$19,000 per month and receive options to purchase 5,000,000 shares of common stock of the Company at $0.60 per share. Dr. Landy's agreement was subsequently amended increasing his monthly fee to US$25,000. Dr. Landy's agreement may be terminated by the Company without cause upon 360 calendar days notice. In the event that Dr. Landy's agreement is terminated without cause or is not renewed at the end of its term, then in addition to the amounts due to him under his agreement, Dr. Landy will receive a termination fee equal to the aggregate remaining fee due to him for the unexpired remainder of the Term plus six months fee ("Termination Fee"). In the event of a change in control, all Dr. Landy's outstanding options shall immediately vest and he will receive an amount equal to 36 months of his monthly salary.

The Company entered into an Executive Employment Agreement with Mr. Patrick McGowan dated January 1, 2005. Pursuant to the Agreement, the Company will employ Mr. McGowan in an executive capacity, commenced on January 1, 2005 and will continue until May 1, 2007. Mr. McGowan's Executive Employment Agreement was amended for an additional two years until May 2009. Under the terms of the amendment, Mr. McGowan shall be paid a total annual salary of CAD$169,400 up to April 30, 2008. Thereafter, the Company shall increase Mr. McGowan's salary by 10%. In addition, Mr. McGowan will receive 10% of options held by Mr. McGowan at the time of issuance ineach calendar year 2008 and 2009. The exercise price of the options shall be based on the closing share price as of such dates. In the event of a change in control, the Company can either (i) pay Mr. McGowan a lump sum equal to two times Mr. McGowan's then current annual income in addition to any amounts owing to Mr. McGowan under his Executive Employment Agreement or
(ii) renew the term of this Amendment for no less than 12 months beginning on the effective date of the change of control.

The Company entered into a 36 month Consulting Services Agreement with Dr. Dov Shimon dated May 1, 2005 and expiring on May 1, 2008. Pursuant to the Agreement, Dr. Shimon will work as Chief Medical Officer to the Company. Dr. Shimon is also President of Saga X, a subsidiary of the Company. Dr. Shimon's initial salary shall be at the rate of US$11,000 per month, with an annual increase of 10%. In addition, the Company has issued 200,000 Directors Options with an exercise price of $0.30 USD and an expiry date of July 31, 2009, and 300,000 Officers Options with an exercise price of $0.30 USD and an expiry date of March 1, 2010, Dr. Shimon. Dr. Shimon ceased to be Chief Medical Officer on August 7, 2006.

The Company entered into an two year Executive Services Agreement with Mr. Rajesh Vaishnav (the "Executive") and Biosync Scientific Pvt. Ltd. ("Biosync") dated February 16, 2007. Pursuant to the Agreement, the Company will employ Mr. Vaishnav as the President and Chief Operating Officer of Biosync. Under the terms of the Executive Services Agreement Mr. Vaishnav will be paid US$12,000 per month and will receive up to an aggregate of 4,000,000 shares of common stock of the Company. Mr. Vaishnav will receive (i) 750,000 share when BioSync receives a CE Mark for its present bare-metal stent; (ii) 750,000 shares upon the earlier of (a) the date upon which BioSync first launches the sale of a HAp stent in India; (b) the date upon which BioSync first launches the sale of a drug-eluting stent in India; or (c) the date upon which BioSync first reaches U.S. $3,000,000 in gross product sales during any fiscal year after the Effective Date of this Agreement; (iii) 1,000,000 shares upon which BioSync first reaches U.S. $6,000,000 in gross product sales; and (iv) 1,500,000 shares to be distribute in equal in 375,000 share increments for each of the six month period over the next two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of our shares of common stock owned beneficially as of July 31, 2007 by: (i) each person (including any group) known to us to own more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares they own.

----------------------------------------------------------------------------------------------------------------------
                                                            Number of Shares of                Percentage of
    Name and Address of Beneficial Owner                       Common Stock                   Common Stock(1)
----------------------------------------------------------------------------------------------------------------------
Directors and executive officers:
----------------------------------------------------------------------------------------------------------------------
Alan P. Lindsay                                                 5,969,969(2)                        5.01%
Suite 1, 8765 Ash Street
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
Dr. I. Mark Landy                                               5,447,332(3)                        4.58%
880 Glengate Place,
Atlanta, Georgia, U.S.A., 30328
----------------------------------------------------------------------------------------------------------------------
Patrick A. McGowan                                              1,376,665(4)                        1.20%
Suite 1, 8765 Ash Street
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
Dr. Daniel Savard                                                 400,000(5)                        0.35%
Suite 1, 8765 Ash Street
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
Dr. Dov Shimon                                                  2,522,700(6)                        2.20%
Suite 1, 8765 Ash Street
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
Dr. Tom Troczynski                                              1,319,139(7)                        1.16%
Suite 1, 8765 Ash Street
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
Rajesh Vaishnav
Suite 1, 8765 Ash Street                                          850,000(8)                        0.75%
Vancouver, B.C., Canada,
V6P 3T3
----------------------------------------------------------------------------------------------------------------------
All directors and executive officers as a group:               17,885,805(9)                       15.25%
----------------------------------------------------------------------------------------------------------------------
5% Stockholders:
----------------------------------------------------------------------------------------------------------------------
Millennium Partners, L.P.
666 Fifth Ave., 8th Floor.,
New York, NY 10103                                             10,000,000(10)                       8.80%
----------------------------------------------------------------------------------------------------------------------
Pequot Capital Management, Inc,
500 Nyala Farm Road,
Westport, CT 06880                                             15,000,000(11)                      12.65%
----------------------------------------------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2007. Unless otherwise indicated herein below, we are informed that each person has sole dispositive and voting power with respect to their shares of common stock owned. The applicable percentage of ownership is based on 113,590,811 shares of common stock outstanding as of July 31, 2007.
(2) Consists of 469,969 shares held by Mr. Lindsay and 5,500,000 shares that can be acquired by Mr. Lindsay upon exercise of options to purchase shares held by Mr. Lindsay within 60 days of the date hereof.
(3) Consists of 114,000 shares held by Mr. Landy, 4,333,332 shares that can be acquired indirectly through Simba Biomed, a company which is controlled by Mr. Landy, upon exercise of options to purchase shares held, 800,000 shares that can be acquired by Simba Enterprises, a company wholly owned by Mr. Landry's wife, upon exercise of warrants, and 200,000 shares by Mr. Landy upon the exercise of options within 60 days of the date hereof.
(4) Consists of 56,665 shares held by Mr. McGowan and 1,320,000 shares that can be acquired by Mr. McGowan upon exercise of options to purchase shares held by Mr. McGowan within 60 days of the date hereof.
(5) Consists of 400,000 shares that can be acquired by Dr. Savard upon exercise of options to purchase shares held by Dr. Savard within 60 days of the date hereof.
(6) Consists of 1,587,500 shares held by Shimoco LLC (a corporation over which Dr. Shimon has 86.2% voting and dispositive power), 35,200 shares held by Dr. Shimon and 900,000 shares that can be acquired by Dr. Shimon upon exercise of options to purchase shares held by Dr. Shimon within 60 days of the date hereof.
(7) Consists of 625,896 shares held by Mr. Troczynski, 493,243 shares held by 725515 B.C. Ltd. (50% owned by Mr. Troczynski) and 200,000 shares that can be acquired by Mr. Troczynski upon exercise of options to purchase shares held by Mr. Troczynski within 60 days of the date hereof.
(8) Consists of 600,000 shares held by Mr. Vaishnav and 250, 000 shares that can be acquired by Mr. Vaishnav upon exercise of options to purchase shares held by Mr. Vaishnav within 60 days of the date hereof.
(9) Consists of 3,982,473 shares held by our directors and executive officers and 13,903,332 shares that can be acquired by our directors and executive officers upon exercise of options and warrants to purchase shares held by our directors and executive officers within 60 days of the date hereof.
(10) Millennium Partners may be deemed to be the beneficial owner of an aggregate of 10,000,000 shares of Common Stock. While Millennium Partners acquired 5,000,000 Warrants in connection with the July 2007 Securities Purchase Agreement, the number of shares of Common Stock into which the Warrants are exercisable is limited pursuant to the terms of the Warrant to that number of shares which would result in Millennium Partners having aggregate beneficial ownership of not more than 4.99% of the total issued and outstanding shares of Common Stock and thus, the Warrants are not currently exercisable.
(11) Consist of 10,000,00 shares held by Pequot Capital Management, Inc. and 5,000,000 shares that can be acquired by Pequot Capital Management, Inc. upon exercise of warrants within 60 days of the date hereof.

Equity Compensation Plans

We have stock option plans approved by our stockholders, the 2001, 2004 and 2006 Stock Option Plan (the "Plans"). The table set forth below presents information relating to our equity compensation plans as of May 31, 2007:

                                Number of Securities to be    Weighted-Average Exercise      Number of Securities
                                  Issued Upon Exercise of       Price of Outstanding        Remaining Available for
                                   Outstanding Options,         Options, Warrants and        Future Issuance Under
                                    Warrants and Rights                Rights              Equity Compensation Plans
       Plan Category                        (a)                          (b)                 (excluding column (a))
------------------------------ ---------------------------   --------------------------   ---------------------------
Equity Compensation Plans
Approved by Security Holders
(2001, 2004 and 2006 Stock
Option Plans)                           20,039,999                      0.50                      3,765,001

Equity Compensation Plans Not
Approved by Security Holders            27,831,105(1)                   0.66                            N/A

(1) Represents shares of our common stock to be issued upon the exercise of warrants issued pursuant to private placements and consulting agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

During the year ended May 31, 2007, the Company paid or accrued $1,002,702 of management and consulting fees to four directors and two officers of the Company ($284,719 to Alan Lindsay, $154,158 to Patrick McGowan, $285,600 to Mark Landy, $43,457 to Rajesh Vaishnav, $160,490 to Dov Shimon and $74,278 to Tom Troczynski). Of this amount, $234,768 was charged to research and development.

During the year ended May 31, 2006, the Company paid or accrued $757,859 of management and consulting fees to four directors and officers of the Company ($233,393 to Alan Lindsay, $130,481 to Patrick McGowan, $153,998 to Dhirajlal Kotadia, $38,000 to Mark Landy, $133,100 to Dov Shimon and $68,887 to Tom Troczynski). Of this amount, $201,987 was charged to research and development expense. Included in accounts payable at May 31, 2006 is $9,106 due to these parties.

Director Independence

Mr. Savard is our only director who may be deemed independent because each of our other directors are also officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2007, Ernst & Young LLP was engaged by us to provide both audit and non-audit services. For the year ended May 31, 2006, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants(DMCL), was engaged by us to provide accountant fees and services. The following fees were paid for services provided by Ernst & Young LLP and DMCL.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended May 31, 2007 and 2006 and the review of our quarterly reports for such years, amounted to approximately $234,150 and $208,398, respectively.

Audit Related Fees. We did not engage audit related services and paid no audit related fees for the years ended May 31, 2007 and 2006.

Tax Fees. We engaged tax services with DMCL and paid $6,000 tax fees for the years ended May 31, 2007.

All Other Fees. We did not engage in any non-audit services and paid no non-audit services for the years ended May 31, 2007 and 2006.

The above-mentioned fees are set forth as follows in tabular form:

                                            May 31,            May 31,
                                               2007               2006
        Audit Fees                         $234,150           $208,398
        Audit Related Fees                        0                  0
        Tax Fees                             $6,000                  0
        All Other Fees                            0                  0

Board of Director Approval of Audit and Non-Audit Services of Independent Accountants

The Board of Directors approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. The Company does not have a separate Audit Committee with such functions being handled by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

-------------------- -------------------------------------------------------------------------------------------------
  Exhibit Number                                          Description of Exhibit
-------------------- -------------------------------------------------------------------------------------------------
        3.1          Articles of Incorporation (Incorporated by reference to Form 10-SB filed with the Commission on April 2000)
-------------------- -------------------------------------------------------------------------------------------------
       3.1.1         Amendment to Articles of Incorporation.
-------------------- -------------------------------------------------------------------------------------------------
        3.2          Bylaws (Incorporated by reference to Form 10-SB filed with the Commission on April 2000)
-------------------- -------------------------------------------------------------------------------------------------
       10.1          Development Services Agreement between Alan Lindsay and Associates Ltd. and the Company dated
                     March 1, 2005  (Incorporation by reference to registration statement on Form SB-2 originally filed with the Commission on July 17, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.2          Management Services Agreement between Simba Biomed Venture Partners LLC and the Company dated
                     March 29, 2006 (Incorporation by reference to registration statement on Form SB-2 originally filed with the Commission on July 17, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.3          Executive Employment Agreement between the Company and Patrick McGowan dated January 1, 2005
                     (Incorporation by reference to registration statement on Form SB-2 originally filed with the Commission on July 17, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.4          Consulting Services Agreement between the Company and Dr. Dov Shimon dated May 1, 2005
                     (Incorporation by reference to registration statement on Form SB-2 originally filed with the Commission on July 17, 2006)
-------------------- -------------------------------------------------------------------------------------------------

-------------------- -------------------------------------------------------------------------------------------------
  Exhibit Number                                          Description of Exhibit
-------------------- -------------------------------------------------------------------------------------------------
       10.5          Form of Securities Purchase Agreement as entered into between the Company and each Selling
                     Shareholder dated July 5, 2007 (Incorporation by reference to registration statement on
                     Form SB-2 originally filed with the Commission on July 17, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.6          Form of Registration Rights Agreement as entered into between the Company and each Selling
                     Shareholder dated July 5, 2007 (Incorporation by reference to registration statement on
                     Form SB-2 originally filed with the Commission on July 11, 2007)
-------------------- -------------------------------------------------------------------------------------------------
       10.7          Form of Warrant Certificate provided by the Company to each Selling Shareholder dated July 9,
                     2007 (Incorporation by reference to registration statement on Form SB-2 originally filed with the Commission on July 11, 2007)
-------------------- -------------------------------------------------------------------------------------------------
       10.8          Agreement in principle between MIV Therapeutic, Inc and BioSync Scientific Pvt, Ltd. dated
                     October 17, 2006 (Incorporated by reference to Form 8-K filed with the Commission on
                     December 12, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.9          Equity Transfer Agreement amoung Chimex Hong Kong Incorporated Limited and Vascore Scientific
                     Co. Ltd. and MIV Therapeutic, Inc. and Vascore Medical (Suzhou) Co. Ltd. dated September 5,
                     2006  (Incorporated by reference to Form 8-K filed with the Commission on September 13, 2006)
-------------------- -------------------------------------------------------------------------------------------------
       10.10         Acquisition Agreement effective March 14, 2005 between Shimoco LLC, Saga X, Inc. and MIV
                     Therapeutic, Inc.  (Incorporated by reference to Form 8-K filed with the Commission on March
                     18, 2005)
-------------------- -------------------------------------------------------------------------------------------------
       10.11         Executive Services Agreement with Mr. Rajesh Vaishnav and Biosync Scientific Pvt. Ltd. dated
                     February 16, 2007
-------------------- -------------------------------------------------------------------------------------------------
       23.1          Consent of Independent Auditors, Dale Matheson Carr-Hilton LaBonte
-------------------- -------------------------------------------------------------------------------------------------
       23.2          Consent of Independent Auditors, Ernst & Young LLP
-------------------- -------------------------------------------------------------------------------------------------
       23.3          Consent of Independent Auditors, Moore Stephens Ellis Foster Ltd.
-------------------- -------------------------------------------------------------------------------------------------
       23.4          Consent of previous Independent Auditors, Morgan & Company
-------------------- -------------------------------------------------------------------------------------------------
       31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
-------------------- -------------------------------------------------------------------------------------------------
       31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
-------------------- -------------------------------------------------------------------------------------------------
       32.1          Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
-------------------- -------------------------------------------------------------------------------------------------
       32.2          Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
-------------------- -------------------------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 29, 2007                        MIV THERAPEUTICS, INC.

                                              /s/ Alan P. Lindsay
                                              ----------------------------------
                                              Alan P. Lindsay
                                              Chairman and CEO
                                              (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alan P. Lindsay                                     August 29, 2007
------------------------------------
Alan P. Lindsay, Chairman and
Chief Executive Officer


/s/ Mark Landy                                          August 29, 2007
------------------------------------
Mark Landy, Director and President


/s/ Patrick McGowan                                     August 29, 2007
------------------------------------
Patrick McGowan, Director and
Chief Financial Officer
(Principal Accounting Officer)


/s/ Dov Shimon                                          August 29, 2007
------------------------------------
Dov Shimon, Director


/s/ Daniel Savard                                       August 29, 2007
-------------------------------------
Daniel Savard, Director