Form 10-Q
period 2007-08-31
MIV THERAPEUTICS INC
filed 2007-10-15
CIK 1083011

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2007

                              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

        For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-30453

                              MIV Therapeutics, Inc
          (Exact name of registrant issuer as specified in its charter)


                Nevada                                      N/A
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


            Suite 1-8765 ASH STREET, VANCOUVER, B.C., CANADA, V6P 6T3
                    (Address of principal executive offices)

                                 (604) 301-9545
                           (Issuer's telephone number)

                  --------------------------------------------
                 (Former address if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of "accelerated filer and large and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerate filer [ ]   Accelerated filer  [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act).
         Yes [  ]                  No [X]

Number of shares of common stock outstanding as of October 4, 2007:  114,490,811

           MIV THERAPEUTICS INC.
           (A development stage company)

           Consolidated Financial Statements


           August 31, 2007

           (Unaudited)




           INDEX

           Consolidated Balance Sheets

           Consolidated Statements of Operations and Other Comprehensive Loss

           Consolidated Statements of Stockholders' Equity (Deficit)

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets
(Unaudited)
(Expressed in US dollars)
(Basis of Presentation - Note 1)
--------------------------------------------------------------------------------------------------
                                                                August 31, 2007      May 31, 2007
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $  9,000,999         $    473,419
  Accounts receivable                                               134,230               50,829
  Employee advances  - current portion (Note 11)                     28,472               20,432
  Prepaid expenses and deposits (Note 3)                            329,995              423,396
  Inventories (Note 4)                                              701,707              563,684
--------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                             10,195,403            1,531,760

EMPLOYEE ADVANCES (Note 11)                                            --                 14,343

PROPERTY AND EQUIPMENT, net (Note 6)                              1,439,648            1,311,583

CE MARK LICENSE (Note 7)                                          1,344,297            1,389,279
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $ 12,979,348         $  4,246,965
==================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 11)                $  1,494,782         $  1,617,358
  Related party loan (Note 11)                                         --                100,000
  Loan payable (Note 8)                                             525,000
  Deferred lease inducement - current portion (Note 12)               8,081                8,081
--------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         1,502,863            2,250,439
DEFERRED LEASE INDUCEMENT (Note 12)                                  17,508               19,529
DEFERRED INCOME TAX LIABILITY                                       249,000              297,000
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                              $  1,769,371            2,566,968
--------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES  (Notes 5 and 12)
STOCKHOLDERS' EQUITY

COMMON STOCK (Note 9)
  Authorized:
230,000,000 common shares with a par value of $0.001
20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
111,090,811 common shares at August 31, 2007 and
83,785,056 common shares at May 31, 2007                            111,091               83,785

ADDITIONAL PAID-IN CAPITAL                                       55,193,891           42,329,385

DEFERRED COMPENSATION                                              (260,105)            (320,579)

COMMON STOCK ISSUABLE                                             1,123,835            1,411,489

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (44,762,067)         (41,627,415)

ACCUMULATED OTHER COMPREHENSIVE LOSS                               (196,668)            (196,668)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       11,209,977            1,679,997
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 12,979,348         $  4,246,965
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
(Expressed in US dollars)
----------------------------------------------------------------------------------------------------------------
                                                                  Period
                                                          from inception
                                                             (January 20            Three months ended
                                                                1999) to                August 31,
                                                         August 31, 2007          2007                2006
----------------------------------------------------------------------------------------------------------------

REVENUE                                                   $    493,100         $    301,610         $       --
COST OF SALES                                                  385,663              238,523                 --
----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                   107,437               63,087                 --
EXPENSES
  General and administrative (Notes 11 and 13)              23,088,974            1,779,882            1,048,369
  Research and development                                  12,182,324            1,159,980              839,689
  Stock-based compensation                                   6,801,650              246,713              439,138
  Depreciation                                               1,013,575               50,679               25,062
  Amortization of CE Mark License                               76,986               44,982                 --
  Interest expense and finance fees                          1,047,518               22,061                 --
  Licenses acquired charged to operations                      479,780                 --                   --
  Finance cost on convertible debentures                       382,307                 --                   --
  Purchased in-process research and development              2,205,013                 --                   --
----------------------------------------------------------------------------------------------------------------
                                                            47,278,127            3,304,297            2,352,258
----------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                       (47,170,690)          (3,241,210)          (2,352,258)
Gain on extinguishment of debt                                 462,249                 --                   --
Interest income                                                205,359               54,835                6,010
Gain (loss) on foreign exchange                                 15,528                3,723              (19,584)
----------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE TAX AND MINORITY INTEREST         (46,487,554)          (3,182,652)          (2,365,832)
DEFERRED INCOME TAX RECOVERY                                    75,000               48,000                 --
----------------------------------------------------------------------------------------------------------------

LOSS FOR THE YEAR BEFORE MINORITY INTEREST                 (46,412,554)          (3,134,652)          (2,365,832)
MINORITY INTEREST SHARE OF LOSS                                806,310                 --                   --
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                  $(45,606,244)        $ (3,134,652)        $ (2,365,832)
----------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE LOSS
  Foreign currency translation                                (196,668)                --                   --
----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                        $(45,802,912)        $ (3,134,652)        $ (2,365,832)
================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                                     $      (1.33)        $      (0.04)        $      (0.03)
================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                       34,322,995           86,928,598           69,389,321
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)
(Expressed in US dollars)
----------------------------------------------------------------------------------------------------------------------------


                                                                 Common Stock           Additional    Deferred     Common
                                                         -----------------------------   Paid-in      Compen-      Stock
                                                            Shares         Amount        Capital      sation     Issuable
----------------------------------------------------------------------------------------------------------------------------
                                                                                $           $            $           $
BALANCE, May 31, 2007                                       83,785,056         83,785    42,329,385   (320,579)   1,411,489
Issuance of common stock: (Note 9)
   - for share subscriptions - Private placement            27,141,000         27,141    12,554,336           -   (664,500)
   - for exercise of options                                   150,000            150        38,214           -    (38,364)
   - for services                                               14,755             15         8,838    (70,000)     415,210
Fair value of warrants issued for loan (Note 8)                      -              -        16,405           -           -
Fair value of stock options granted                                  -              -       246,713           -           -
Amortization of deferred compensation                                -              -             -     130,474           -
Comprehensive loss:
  Net loss                                                           -              -             -           -           -
----------------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2007                                   111,090,811        111,091    55,193,891   (260,105)   1,123,835
============================================================================================================================

[table continued]


-------------------------------------------------------------------------------------------------
                                                      Accumulated      Deficit         Total
                                                         Other       Accumulated      Stock-
                                                         Compre-      During the      holders'
                                                        hensive      Development      Equity
                                                         Loss           Stage        (Deficit)
-------------------------------------------------------------------------------------------------
                                                           $              $              $
BALANCE, May 31, 2007                                    (196,668)    (41,627,415)     1,679,997
Issuance of common stock: (Note 9)
   - for share subscriptions - Private placement                 -               -    11,916,977
   - for exercise of options                                     -               -             -
   - for services                                                -               -       354,063
Fair value of warrants issued for loan (Note 8)                  -               -        16,405
Fair value of stock options granted                              -               -       246,713
Amortization of deferred compensation                            -               -       130,474
Comprehensive loss:
  Net loss                                                       -     (3,134,652)   (3,134,652)
-------------------------------------------------------------------------------------------------

BALANCE, August 31, 2007                                 (196,668)    (44,762,067)    11,209,977
=================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------------------------------------------------
                                                                     Period from
                                                                       inception
                                                                     (January 20              Three months ended
                                                                        1999) to                  August 31,
                                                                 August 31, 2007            2007                2006
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(45,606,244)        $ (3,134,652)        $ (2,365,832)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                                        10,721,110              377,187              598,636
      Stock issued for other than cash                                 6,434,294              354,063              132,349
      Interest expense on related party loan                             850,000                 --                   --
      Interest expense on convertible debentures                          34,730                 --                   --
      Fair value of warrants included in operating expenses              357,232               16,405                 --
      Depreciation and amortization                                    1,211,909              123,781               25,062
      Leasehold improvements written down                                 13,300                 --                   --
      Purchased in-process research and  development                   2,125,013                 --                   --
      Intangible asset impairment                                        150,000                 --                   --
      Gain on extinguishment of debt                                    (462,249)                --                   --
      Provision for bad debt                                             160,000                 --                   --
      Beneficial conversion feature on convertible debenture             289,800                 --                   --
      Deferred income tax recovery                                       (75,000)             (48,000)
      Minority interest                                                 (806,310)                --                   --
  Changes in operating assets and liabilities:
      Accounts receivable                                               (294,481)             (83,401)             (66,098)
      Due from related party                                             (28,472)               6,303                 --
      Prepaid expenses and deposits                                     (255,813)              93,401                1,782
      Inventory                                                         (456,905)            (138,023)                --
      Accounts payable and other payables                              1,381,399             (124,597)             228,830
--------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (24,256,687)          (2,557,533)          (1,445,271)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                 33,633,250           11,916,977              455,000
  Due to related parties                                                 850,000             (100,000)                --
  Proceeds from (repayments of) convertible debentures                   755,000                 --                   --
  Cash acquired in reverse acquisition                                    13,824                 --                   --
  Subscriptions received                                               1,389,310                 --                   --
  Common stock redemption                                               (120,000)                --                   --
  Loan payable                                                           500,000             (525,000)                --
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             37,021,384           11,291,977              455,000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Biosync                                 17,557                 --                   --
  Acquisition of Biosync                                              (1,415,885)                --                   --
  Pre-acquisition advances to Biosync                                   (121,870)                --                   --
  Acquisition of license                                                (200,000)                --                   --
  Purchase of property and equipment                                  (1,804,516)            (206,864)             (25,579)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (3,524,714)            (206,864)             (25,579)
--------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                         (238,984)                --                    733
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   9,000,999            8,527,580           (1,015,117)
CASH AND CASH EQUIVALENTS, beginning of year                                --                473,419            1,573,822
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                              $  9,000,999         $  9,000,999         $    558,705
==========================================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         Basis of Presentation

         The accompanying unaudited interim consolidated balance sheets, statements of operations and other comprehensive loss, stockholders' equity (deficit) and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics Inc. (the "Company"), at August 31, 2007, and the results of operations and cash flows for the interim periods ended August 31, 2007 and 2006.

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles using the same accounting policies and methods of application as those disclosed in Note 2 of the Company's annual consolidated financial statements for the year ended May 31, 2007 except as disclosed in Note 2 and accordingly should be read in conjunction with the Company's annual consolidated financial statements for the year ended May 31, 2007. In the opinion of management, all adjustments considered necessary for the fair presentation of results for the periods presented have been reflected in these unaudited interim consolidated financial statements. Those adjustments consist only of normal recurring adjustments. Operating results of these interim periods are not necessary indicative of result that may be expected for the full fiscal year ending May 31, 2008.

         Since inception, the Company has suffered recurring losses, totaling $45,606,244 as of August 31, 2007. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


2.       ACCOUNTING POLICY CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

         (a)      Adoption of New Accounting Policy

         In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

         The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada, India and Israel. Examinations of income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIV Therapeutics Inc. for May 31, 1999, and subsequent years, MIVI Technologies, Inc. for May 31, 2006 and subsequent years, Biosync Scientific Pvt. Ltd. for March 31, 2006 and subsequent years and SMT Research and Development Ltd. for December 31, 2005 and subsequent years. Interest and penalties related to tax positions taken in tax returns are recorded in the unaudited interim consolidated statement of operations. There were no interest and penalties related to tax positions taken in our tax returns during the first quarter of 2008.

         The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

         (b)      New Accounting Pronouncements

          In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


3.             PREPAID EXPENSES AND DEPOSITS

         Prepaid expenses and deposits consisted of the following at:

                                                                     August 31,       May 31,
                                                                       2007            2007
         -------------------------------------------------------------------------------------
          Prepayment to suppliers                                    $201,758        $355,804
          Other deposits                                               80,378          58,645
          Other prepaid expenses                                       47,859           8,947
          ------------------------------------------------------------------------------------

                                                                     $329,995        $423,396
          =====================================================================================

4.       INVENTORIES

         Inventories consisted of the following at:

                                                                   August 31,        May 31,
                                                                      2007             2007
         ------------------------------------------------------------------------------------

          Raw materials                                              $343,851        $248,496
          Work-in-progress                                            207,036         190,854
          Finished goods                                              138,423         109,942
          Packing materials                                            12,397          14,392
          ------------------------------------------------------------------------------------

                                                                     $701,707        $563,684
          ====================================================================================

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


5. LICENSES (continued)

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

                  The Company obtained financial support of up to CDN$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at August 31, 2007, the Company had received CDN$265,791 ($228,638) from IRAP.

(c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 5(a) above). Upon execution, the Company will issue 100,000 common shares to UBC. As of August 31, 2007, the new license agreement had not been executed but the related common shares were issued during the year ended May 31, 2007; however, the Company will retain the stock certificate until the negotiations are completed.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


5.                LICENSES (continued)

                  On September 14, 2007, the Company and UBC executed the new license agreement with an effective date of September 1, 2007. The stock certificate of the 100,000 common shares has been delivered to UBC on September 18, 2007. In consideration of granting the license, the Company will pay UBC a royalty of 2.5% or 5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development.

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

                  On April 4, 2007, the Company and UBC amended the tasks and objectives of the existing collaborative research agreement. On August 29, 2007, the total costs of the project was revised to be estimated at CDN$190,479 ($167,175) from CDN$274,896
                  ($241,264). During the three month period ended August 31, 2007, the Company did not make additional payments to UBC.

6.       PROPERTY AND EQUIPMENT

                                                                            August 31,          May 31,
                                                                               2007               2007
          ----------------------------------------------------------------------------------------------
          Land                                                              $   21,483        $   21,483
          Building                                                              12,450            12,450
          Construction-in-progress                                             112,844            85,282
          Furniture and fixtures                                               162,535           113,707
          Computer equipment                                                   210,118           199,165
          Laboratory equipment                                               2,133,836         2,014,315
          Leasehold improvements                                                49,158            49,158
          ----------------------------------------------------------------------------------------------
                                                                             2,702,424         2,495,560
          Less:  accumulated depreciation                                    1,262,776         1,183,977
          ----------------------------------------------------------------------------------------------
                                                                            $1,439,648        $1,311,583
          ==============================================================================================

         Depreciation expense for the three month period ended August 31, 2007 was $78,799 (2006 - $25,062). Of this amount, $28,120 (2006 - $nil) is included in research and development in the statement of operations.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


7.       CE MARK LICENSE

         On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Biosync Scientific Pvt. Ltd. ("Biosync"). The excess of the purchase price paid over the fair value of the tangible net assets acquired of $1,421,283 represent the fair value of CE Mark License that allows Biosync to manufacture and sell stents. The CE Mark is being amortized over a period of 10 years.

         The following is a summary of the amortization of the CE Mark License as at August 31, 2007:


                    CE Mark License                        $1,421,283
                    Less:  accumulated amortization            76,986
                    -------------------------------------------------
                                                           $1,344,297
                    =================================================

8.       LOAN PAYABLE

         As at May 31, 2007, the Company had a loan payable totaling $525,000 with interest rate of 12.5% per annum. Of this amount, $400,000 was due on June 15, 2007 and $125,000 was due on July 13, 2007.

         On June 27, 2007, the due date of the $400,000 was extended to July 31, 2007. An additional 150,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $0.60 per share for a period of three years was issued to the lender. The warrants had an estimated fair value of $16,405 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.91%, dividend: nil and expected life of one year.

         As at August 31, 2007, the Company has repaid the two loans totaling $525,000 and interest of $13,325.

9.       STOCKHOLDERS' EQUITY

(a)      Common Stock

                  (i) On June 6, 2007, the Company issued 1,790,000 common shares pursuant to a private placement completed during the previous fiscal year. As at May 31, 2007, the shares were recorded as common stock issuable in the Statement of Shareholder's Equity.

                  (ii) On July 9, 2007, the Company completed a brokered private placement of 25,100,000 units at a price of $0.50 per unit for total proceeds of $11,696,765 (net of finder's fee of $753,000 and legal fees of $100,235). Each unit is comprised of one common share and one-half of one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.55 per share for a period of five years.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


9.       STOCKHOLDERS' EQUITY (continued)

         (a)   Common Stock (continued)

                  The warrants had an estimated fair value of $2,034,048 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 5.03%, dividend: nil and expected life of one year.

                  In connection with the private placement, the Company issued to the finder 251,000 common shares and 753,000 share purchase warrants. Each warrant entitles the finder to purchase one common share at an exercise price of $0.55 per share for a period of five years.

                  The 753,000 warrants had an estimated fair value of $122,043 using the Black Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 5.03%, dividend: nil and expected life of one year.

                  The Company agreed to file a registration statement with the United States Securities and Exchange Commission to register for resale the shares and shares underlying the warrants issued under the private placement, and to have the registration statement declared effective within four months from the date of the issuance of the units. In the event that
                  (i) the registration statement is not declared effective by that date, (ii) if the Company fails to keep its shares of common stock continuously listed for trading on the OTC Bulletin Board (or such other market on which the shares are listed or quoted for trading) or (iii) after its effective date, the registration statement ceases for any reason to remain continuously effective, the holders are not permitted to utilize the prospectus contained in the registration statement to resell the securities registered for an aggregate of more than 10 consecutive trading days or for more than an aggregate of 20 trading days in any 12 month period (which need not be consecutive), the Company agreed to pay to each holder of the units an amount in cash, as liquidated damages, equal to 1% of the aggregate purchase price paid by such holder for the units, and on each monthly anniversary thereof until the event is cured, to pay each holder an amount in cash, as partial liquidated damages, equal to 1% of the aggregate purchase price paid by such holder for the units. In addition, the Company agreed that, if it fails to pay any partial liquidated damages in full within seven days after the date payable, to pay interest thereon at a rate of 1.5% per month to the holder, accruing daily from the date such partial liquidated damages are due until such amounts (including all interest) are paid in full.


                  The Company filed the registration statement on July 16, 2007 and will file an amendment to incorporate the latest annual audited consolidated financial statements as of May 31, 2007.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------

9.       STOCKHOLDERS' EQUITY (continued)

         (a)      Common Stock (continued)

                  (iii) On August 31, 2007, the Company completed a private placement of 525,000 units at a price of $0.50 per unit for total proceeds of $252,212 (net of finder's fee of $5,385 and legal fees of $4,903). Of this amount, $32,000 was received in May 2007 and recorded as common stock issuable. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.75 per share for the 475,000 warrants and $0.70 for the 50,000 warrants for a period of up to two years from registration of the underlying warrant shares. The 525,000 common shares were recorded under common stock issuable in the Statement of Shareholder's Equity.

                           The 475,000 warrants had an estimated fair value of $14,055 and the 50,000 warrants had an estimated fair value of $1,797 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.19%, dividend: nil and expected life of one year.

                  (iv) On August 31, 2007, the Company issued 400,000 share purchase warrants as finder's fee in connection with a private placement completed in December 2006. The warrants had an estimated fair value of $26,070 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.19%, dividend: nil and expected life of one year.

                  (v) During the three months ended August 31, 2007, 150,000 options with an average exercise price of $0.26 were exchanged for 150,000 common shares for total gross proceeds of $38,500. These shares were recorded as common stock issuable as at May 31, 2007. The Company also received a notice for the cashless exercise of 265,000 stock options. The 265,000 options convert to 135,521 common shares which had not been issued as at August 31, 2007.

                  (vi) During the three months ended August 31, 2007, the Company issued an aggregate of 14,755 common shares for research and development services with a fair value of $8,853. These shares were recorded as common stock issuable as at May 31, 2007.

                  (vii) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. As at August 31, 2007, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------

9.       STOCKHOLDERS' EQUITY (continued)

         (b)      Warrants

                  The following table summarizes information about the warrants issued by the Company. All regular warrants and Series A, B and C are exercisable on a one for one basis into common shares.

                                                                     Number of      Weighted Average
                                                                       Shares        Exercise price
                                                                  -------------------------------------

                   Balance, May 31, 2007  - Regular                  22,354,691            0.65
                   Balance, May 31, 2007 - Series "A"                 1,092,111            0.66
                   Balance, May 31, 2007 - Series "B"                 3,904,998            0.70
                   Balance, May 31, 2007 - Series "C"                   119,305            0.66
                                                                  -------------------------------------

                   Balance, May 31, 2007                             27,471,105            0.65

                   Regular:
                         Issued - private placement                  13,075,000            0.56
                         Issued - finder's fee                        1,153,000            0.55
                         Issued - loan (Note 7)                         150,000            0.60
                                                                  -------------------------------------

                   Balance, August 31, 2007  - Regular               36,732,691            0.61
                   Balance, August 31, 2007 - Series "A"              1,092,111            0.66
                   Balance, August 31, 2007 - Series "B"              3,904,998            0.70
                   Balance, August 31, 2007 - Series "C"                119,305            0.66
                                                                  -------------------------------------

                   BALANCE, AUGUST 31, 2007 (Unaudited)              41,849,105            0.43
                                                                  =====================================

         (c)      Stock Options

                  The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of August 31, 2007, 3,278,701 options are available from the plan.

                  During the three months ended August 31, 2007, the Company granted an aggregate of 486,300 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at a price of $0.65 per share, vests over a specified time and expires up to five years from date of grant.

                  Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------

9.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options

                  The following assumptions were used in determining stock - based compensation costs under the Black-Scholes option pricing model:

                                                                                     Three months ended
                                                                                          August 31
                                                                                    2007            2006
                  -------------------------------------------------------------------------------------------
                  Expected volatility                                               122.66%           62.74%
                  Risk-free interest rate                                             4.57%            3.50%
                  Expected life (years)                                                 5.0              5.0
                  Dividend yield                                                        Nil              Nil
                  Weighted average fair value of options granted                      $0.35            $0.37
                  -------------------------------------------------------------------------------------------

                  The expected volatility is based on the Company's historical stock prices. Computation of expected life was estimated after considering the contractual terms of the stock-based award, vesting schedules and expectations of future employee behavior. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

                  Compensation cost related to the stock options granted to employees during the three months ended August 31, 2007 was charged to operations at the awards' fair value of $246,713 (2006 - $25,062).

                  A summary of the weighted average fair value of stock options granted during the three months ended August 31, 2007 is as follows:

                  -----------------------------------------------------------------------------------------------------------
                                                                                       Number of       Weighted      Weighted
                                                                                         Options        Average       Average
                                                                                                       Exercise          Fair
                                                                                                          Price         Value
                  -----------------------------------------------------------------------------------------------------------
                  Exercise price equals market price at grant date:
                                                                                             -             $Nil           $Nil

                  Exercise price less than market price at grant date:                       -             $Nil           $Nil

                  Exercise price greater than market price at grant date:                486,300          $ 0.65        $ 0.43
                  =============================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


9.       STOCKHOLDERS' EQUITY (continued)

         (c)      Stock Options

                  Summary of stock options information for the three months ended August 31, 2007 is as follows:

                  ---------------------------------------------------------------------------------------------------------
                                                                                               Weighted
                                                                                                Average         Aggregate
                                                                                               Exercise         Intrinsic
                                                                                     Shares       Price             Value
                  ---------------------------------------------------------------------------------------------------------
                  Options outstanding as at May 31, 2007                          20,039,999      0.49
                  Options granted                                                    486,300      0.65
                  Options exercised (Note 8(a)(v))                                 (265,000)      0.30
                  ---------------------------------------------------------------------------------------------------------
                  Options outstanding as at August 31, 2007                       20,261,299      0.50      $    2,025,850
                  =========================================================================================================
                  Exercisable as at August 31, 2007                               16,822,253      0.47      $    1,963,850
                  =========================================================================================================

                  The following summarizes information about the stock options outstanding and exercisable at August 31, 2007:

          Options Oustanding                                                   Options Exercisable
                                               Weighted
                                                Average        Weighted                           Weighted
            Range of          Number of       Remaining         Average          Number of         Average
            Exercise            Options     Contractual        Exercise            Options        Exercise
              Prices        Outstanding        Life (yr)          Price        Exercisable           Price
-----------------------------------------------------------------------------------------------------------
       $0.17                    700,000            1.14           $0.17            700,000           $0.17
       $0.20                  1,250,000            2.46           $0.20          1,250,000           $0.20
       $0.21                    500,000            0.64           $0.21            500,000           $0.21
       $0.30                  1,645,000            1.94           $0.30          1,645,000           $0.30
       $0.40                  3,875,000            3.68           $0.40          3,875,000           $0.40
       $0.50                    350,000            1.91           $0.50            350,000           $0.50
       $0.55                  1,920,000            3.04           $0.55          1,920,000           $0.55
       $0.56                     50,000            4.09           $0.56             50,000           $0.56
       $0.60                  6,700,000            6.05           $0.60          4,649,995           $0.60
       $0.62                    300,000            4.74           $0.62            100,000           $0.62
       $0.64                     50,000            3.92           $0.64             50,000           $0.64
       $0.65                  1,761,299            4.74           $0.65            572,258           $0.65
       $0.67                    400,000            3.79           $0.67            400,000           $0.67
       $0.75                    200,000            3.65           $0.75            200,000           $0.75
       $0.80                    160,000            3.26           $0.80            160,000           $0.80
       $0.85                    150,000            3.47           $0.85            150,000           $0.85
       $1.00                    200,000            4.72           $1.00            200,000           $1.00
       $1.10                     50,000            3.23           $1.10             50,000           $1.10
-----------------------------------------------------------------------------------------------------------
       $0.17 - $1.10         20,261,299            4.11           $0.50         16,822,253           $0.47
===========================================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


9.       STOCKHOLDERS' EQUITY (continued)

(c)      Stock Options

         Stock based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method. The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $90,100 and $46,800 for the three month period ended August 31, 2007 and 2006, respectively, determined at the date of option exercise.

         As at August 31, 2007, there was approximately $850,623 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 25 months. The estimated fair value of stock options vested during 2007 and 2006 was $224,704 and $505,191, respectively.

         During the three month period ended August 31, 2007, $145,064 and $Nil (2006 - $193,773 and $25,174) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

10.      TERMINATION OF THE PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU)
         CO., LTD.

         In light of the Company's inability to complete its final due diligence and satisfy all remaining conditions precedent to the proposed closing of the terms and conditions of that previously disclosed Equity Transfer Agreement, dated for reference effective on September 5, 2006, as previously entered into among the Company, each of Chimex Hongkong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively, the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), the Company terminated the Equity Transfer Agreement to acquire the various equity interests and shareholders' loans of Vascore Medical from the Vendors effective as at August 31, 2007 (the "Termination"). As a consequence the Company has informed each of the Vendors and Vascore Medical of the Termination and thereby requested that any previous government approved ownership and Board appointments to Vascore Medical be immediately reverted to the direction of the Vendors (see Note 16).

11.      RELATED PARTY TRANSACTIONS

         The related party transactions not disclosed elsewhere in these financial statements are disclosed as follows. These transactions, recorded at exchange amounts agreed to by all parties. During the three month period ended August 31, 2007, the Company paid or accrued $632,704 (2006 - $210,296) of management and consulting fees to 4 directors and 2 officers (2006 - 1 officer) of the Company. Of this amount, $39,761 (2006 - $55,079) was charged to research and development. Included in accounts payable is $13,310 as at August 31, 2007 (2006 - $Nil).

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


11.      RELATED PARTY TRANSACTIONS (continued)

         Included in the amount of $632,704 is the accrued amount of $354,063 due to the Chief Operating Officer and President of Biosync Scientific Pvt. Ltd. ("Biosync") which will be issued in common stock on time periods stipulated in the agreement. Please see related information in
         Note 10 (e) below.

         The details of the contracts with directors and officers are as follows:

         (a) The Company entered into a Development Services Agreement with Alan Lindsay and Associates Ltd. (the "Consultant") dated March 1, 2005. Pursuant to the Agreement the Company agrees to retain the Consultant, and through the Consultant Mr. Lindsay, to provide development and financing services as may be necessary and determined by the Company to both develop and finance the Company's technology and business. The term of the agreement is five years commencing March 1, 2005 and expiring on March 1, 2010. Under the terms of the Development Services Agreement, Mr. Lindsay shall be paid $17,250 per month, subject to a 10% increase on an annual basis and receive 1,200,000 options to purchase shares of common stock of the Company at $0.17 - $0.30 per share. In the event of a change in control, all of Mr. Lindsay's outstanding options shall immediately vest. Mr. Lindsay's agreement may be terminated by the Company without cause upon 360 calendar days notice.

         (b) The Company entered into a Management Services Agreement with Simba Biomed Venture Partners LLC dated March 31, 2006. Pursuant to the agreement we have agreed to retain such company, and, through such company, Dr. Landy, to provide management and consulting services as may be necessary and determined by the Company to both develop and commercialize the Company's technology and business. The term of the agreement is four years commencing March 31, 2006 and expiring on March 31, 2010. Under the terms of the Management Services Agreement, Dr. Landy shall be paid a monthly fee of $19,000 per month and receive options to purchase 5,000,000 shares of common stock of the Company at $0.60 per share. Dr. Landy's agreement was subsequently amended increasing his monthly fee to $25,000 since April 2007.

         (c) The Company entered into an Executive Employment Agreement with Mr. Patrick McGowan dated January 1, 2005. Pursuant to the Agreement, the Company will employ Mr. McGowan in an executive capacity, commenced on January 1, 2005 and will continue until May 1, 2007. Mr. McGowan's Executive Employment Agreement was amended for an additional two years until May 2009. Under the terms of the amendment, Mr. McGowan shall be paid a total annual salary of CDN$169,400 up to April 30, 2008. Thereafter, the Company shall increase Mr. McGowan's salary by 10%. In addition, Mr. McGowan will receive options to purchase 10% common shares held by Mr. McGowan on the first business day of each calendar year 2008 and 2009. The exercise price of the options shall be based on the closing share price as of such dates.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------



11.      RELATED PARTY TRANSACTIONS (continued)

         (d) The Company entered into a 36 month Consulting Services Agreement with Dr. Dov Shimon dated May 1, 2005 and expiring on May 1, 2008. Pursuant to the Agreement, Dr. Shimon will work as Chief Medical Officer to the Company. Dr. Shimon is also President of Sagax, a subsidiary of the Company. Dr. Shimon's initial salary shall be at the rate of $11,000 per month, with an annual increase of 10%. In addition, the Company has issued 200,000 Directors Options with an exercise price of $0.30 and an expiry date of July 31, 2009, and 300,000 Officers Options with an exercise price of $0.30 and an expiry date of March 1, 2010 to Dr. Shimon. Dr. Shimon ceased to be Chief Medical Officer of the Company on August 7, 2006.

         (e) The Company and Biosync entered into an Executive Services Agreement with the principal vendor, being Mr. Rajesh Vaishnav, on February 16, 2007. Mr. Vaishnav will assume the position of Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus monthly allowance of $500, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and,
                  (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares (issued as of May 31, 2007) upon receiving CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement, of which, 375,000 has been recorded as common stock issuable as of August 31, 2007 and subsequently issued on September 28, 2007. The fair value of the options and common shares are treated as stock based compensation expenses and amortized over the service period.


         At August 31, 2007, amounts due from the employees of a subsidiary of the Company totaled $28,472 (May 31, 2007 - $34,775). These amount are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

         At August 31, 2007, an amount of $100,000 was repaid to the Chief Executive Officer of the Company.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------



12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next four annual periods ending August 31 are as follows:

                        2008        $105,511
                        2009         105,511
                        2010         105,511
                        2011          35,170
                                    --------
                       Total        $351,703
                                    ========

                  The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 (May 31, 2007 - $8,081) and long-term portion of $17,508 (May 31, 2007 - $19,529) and is being amortized over the term of the lease. During the three month period ended August 31, 2007 and 2006, amortization of $2,020 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the three month period ended August 31, 2007 was $59,047 (2006 - $53,265). Of this amount, $26,477 was charged to research and development.

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

                  As of August 31, 2007, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been satisfied.

         (c) On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.

                  The statement of claim, arising from a settlement agreement dated September 14, 2001, seeks the exchange of 3,192,399 common shares of the Company for 3,192,399 shares in the capital of one of the Company's subsidiaries or, alternatively, damages and costs.

                  The Company and M-I Vascular Innovations, Inc. ("M-I") attended a court hearing in chambers during April 2003 on a summary trial application by the plaintiff for an order for a declaration of specific performance that the plaintiff is entitled to an exchange of 3,192,399 common shares of M-I for 3,192,399 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001. The plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


12. COMMITMENTS AND CONTINGENCIES (continued)

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

                  No gain or loss provisions have been provided as of August 31, 2007 as the outcome of this legal proceeding is uncertain at this time.

13.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consisted of the following for the three months ended August 31, 2007 and 2006:


                                                               2007              2006
                                                           ----------------------------
          Legal                                            $  102,307        $  127,530
          Public relations, financing and corporate
          development                                         219,773           290,779
          Management fees                                     572,978           155,217
          Consulting                                          190,652            74,902
          Audit                                               246,825            78,926
          Operating expenses                                  447,347           321,015
                                                           ----------------------------
                                                           $1,779,882        $1,048,369
                                                           ============================

         General and administrative expenses include $7,940 (2006 - $124,151) and $84,464 (2006 - $12,155) of amortized deferred compensation in public relations and consulting, respectively. For the three month period ended August 31, 2007, $101,649 and $Nil (2006 - $140,500 and
         $79,691) of stock-based compensation pertains to options granted and extended, respectively, to administrative personnel.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------



14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                             ----------------------------------------------
                                                              Period from
                                                               inception
                                                              (January 20,           Three months ended
                                                              1999) to                    August 31,
                                                              August 31,         --------------------------
                                                                200                2007             2006
                                                             ----------------------------------------------
          SUPPLEMENTAL CASH FLOW INFORMATION:
            Interest paid in cash                            $   57,995        $    5,656        $     --
                                                             ==============================================

          SUPPLEMENTAL NON-CASH TRANSACTIONS:
            Debt settlement with shares                      $  621,375        $     --          $     --
            Gain on extinguishment of debt                      462,249              --                --
            Conversion of convertible debentures
                and accrued interest to common shares           740,810              --                --
            Shares issued for finders' fees                     236,868              --                --
            Shares issued for services                        4,143,122             8,853            82,349
            Warrants issued for services                      3,747,600              --                --
            Warrants issued for loan extension                   16,405            16,405              --
                                                             ==============================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
August 31, 2007
(Unaudited)
(Expressed in US dollars)
--------------------------------------------------------------------------------


15.      SEGMENTED INFORMATION

         The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

         The following is a summary of the Company's geographical information for the three month period ended August 31, 2007 and 2006.

                                                                  Canada              India             Israel             Total
                                                               --------------------------------------------------------------------
         THREE MONTHS ENDED AUGUST 31, 2007

         Net revenue                                           $         -         $   301,610         $       -      $    301,610
         Gross profit                                                    -              63,087                 -            63,087
         Depreciation and amortization                              29,529              90,381             3,871           123,781
         Net loss                                                2,588,381             259,788           286,483         3,134,652

         AS AT AUGUST 31, 2007
         Total assets                                            9,206,873           3,570,350           202,125        12,979,348
         Additions to property and equipment                        29,347             176,580               937           206,864
         License                                                         -           1,344,297                 -         1,344,297

         THREE MONTHS ENDED AUGUST 31, 2006

         Net revenue                                           $         -         $         -         $       -      $          -
         Gross profit                                                    -                   -                 -                 -
         Depreciation and amortization                              22,443                   -             2,619            25,062
         Net loss                                                2,184,648                   -           181,184         2,365,832

         AS AT AUGUST 31, 2006
         Total assets                                              758,941                   -           344,650         1,103,591
         Additions to property and equipment                        12,436                   -            13,143            25,579

         License                                                         -                   -                 -                 -


16.      SUBSEQUENT EVENT

         Subsequent to August 31, 2007, the Company and certain senior officers and directors was served with a Summons and Complaint for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the termination by the Company of the proposed acquisition of Vascore Medical (see Note 10). The Company believes that this Action was brought improperly and intends to seek a stay of this Action pending arbitration in the appropriate forum, where the Company intends to vigorously defend itself.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discusses the Company's financial condition and results of operations for the three months ended August 31, 2007 based upon the Company's unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other financial information included in the Company's Form 10-K for the fiscal year ended May 31, 2007.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO AUGUST 31, 2006

Revenues. During the three months ended August 31, 2007, revenues from the sale of stents were $301,610 compared to nil for the same quarter of the prior year. Sales were attributed to stents sold by Biosync Scientific in India. There were no comparable sales by the Company for the prior year due the acquisition of Biosync Scientific in February 2007. Cost of goods sold during the quarter ended August 31, 2007 were $258,041 resulting in a gross profit of $43,569. There was no comparable data for the same quarter for the prior year.

General & Administrative Expenses

General and administrative expenses increased to $1,799,882 during the quarter ended August 31, 2007, from $1,048,369 during the quarter ended August 31, 2006. The majority of the overall increase is attributable to an increase in management fees due to share and cash compensation to Biosync Scientific's President and Chief Operating Officer. Audit fees increased related to the Company's audit, registration statement filing and accounting work related to acquisition of Biosync Scientific.

The following table compares the General and Administrative expenses for the quarters ended August 31, 2007 and 2006:

--------------------------------------------------------------------------------------------------------------------------
                                                                   August 31,
--------------------------------------------------------------------------------------------------------------------------
                                                             2007            2006            Increase/      %Increase/
                                                                                            (Decrease)      (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Legal                                                       $102,307          $127,530       ($25,223)            (19.8%)
--------------------------------------------------------------------------------------------------------------------------
Public Relations, Financing and Corporate
Development                                                 $219,773          $290,779       ($71,006)            (24.4%)
--------------------------------------------------------------------------------------------------------------------------
Management Fees                                             $572,978          $155,217        $417,761             269.1%
--------------------------------------------------------------------------------------------------------------------------
Consulting                                                  $190,652           $74,902        $115,750             154.5%
--------------------------------------------------------------------------------------------------------------------------
Audit                                                       $246,825           $78,926        $167,899             212.7%
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses                                          $447,347          $321,015        $126,332              39.4%
--------------------------------------------------------------------------------------------------------------------------
Total                                                     $1,779,882        $1,048,369        $731,513              69.8%
--------------------------------------------------------------------------------------------------------------------------


Research & Development Expenses

Research and development costs increased during the quarter ended August 31, 2007 to $1,159,980 compared to $839,689 for the quarter ended August 31, 2006. The increase in 2007 resulted primarily from the addition of several R&D people and increased payments to purchase materials.

Stock Based Compensation

During the three months ended August 31, 2007 the Company recognized stock based compensation of $246,713 compared to $439,138 for the three months ended August 31, 2006. The Company issued options to purchase an aggregate of 486,300 of the Company's common stocks during the quarter ended August 31, 2007, to employees of Biosync Scientific compared to options to purchase an aggregate of 520,000 shares of common stock to employees of the Company during the quarter ended August 31, 2006.

Depreciation and Amortization Expense

Depreciation expenses increased to $50,679 during the quarter ended August 31, 2007 compared to $25,062 for the quarter ended August 31, 2006. This increase is due to additional laboratory equipment and other property and equipment acquired during the year.

Net Loss

The Company incurred a net loss of $3,134,652 for the three months ended August 31, 2007 compared to a net loss of $2,365,832.

Liquidity and Capital Resources

Since inception, the Company has incurred losses and has financed its operations primarily from private financing, the exercise of warrants and interest income. As of August 31, 2007, the Company had working capital of $8,692,540 as a result of private placements completed during the quarter. See Part II, Item 2 of this Form 10-Q. The Company intends to use the proceeds from the private placement for clinical trials for its product in Brazil and believes that it will have sufficient capital for the next 12 months.

Accounting Policy Change and New Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS

Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada, India and Israel. Examinations of income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIV Therapeutics Inc. for May 31, 1999, and subsequent years, MIVI Technologies, Inc. for May 31, 2006 and subsequent years, Biosync Scientific Pvt. Ltd. for March 31, 2006 and subsequent years and SMT Research and Development Ltd. for December 31, 2005 and subsequent years. Interest and penalties related to tax positions taken in tax returns are recorded in the unaudited interim consolidated statement of operations. There were no interest and penalties related to tax positions taken in our tax returns during the first quarter of 2008.

The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

ITEM 4.    CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the quarter pursuant to Exchange Act Rule 13a-15(b)), and concluded that MIVT's disclosure controls and procedures are effective to ensure that information required to be disclosed in MIVT's reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including MIVT's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that MIVT's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by MIV within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

        Subsequent to August 31, 2007, the Company and certain senior officers and directors was served with a Summons and Complaint for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the termination by the Company of the proposed acquisition of Vascore Medical (see Note 10). The Company believes that this Action was brought improperly and intends to seek a stay of this Action pending arbitration in the appropriate forum, where the Company intends to vigorously defend itself.

ITEM 1.A.        RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended May 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On August 31, 2007, the Company completed a private placement of 525,000 units at a price of $0.50 per unit for total proceeds of $252,212 (net of finder's fee of $5,385 and legal fees of $4,903). Of this amount, $32,000 was received in May 2007 and recorded as common stock issuable. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.75 per share for the 475,000 warrants and $0.70 for the 50,000 warrants for a period of up to two years from registration of the underlying warrant shares. The 525,000 common shares were recorded under common stock issuable in the Statement of Shareholder's Equity.

         The Units were sold to accredited investors and the transaction was exempt from registration pursuant to Regulation D and Section 4(2) under the 1933 Act

         MIV completed the Offering of 25,100,000 units on July 9, 2007. The Units were offered and sold at a price of $0.50 per Unit, for aggregate gross proceeds of $12.55 million. Each Unit is comprised of one share of common stock of the Company (a "Purchaser Share") and one-half of one Warrant. Each whole Warrant entitles the holder to purchase one share of common stock of MIV (each a "Warrant Share") for a period of five years at a price of $0.55 per Warrant Share.

         Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement under the 1933 Act in order to register the resale of the Purchaser Shares, the Warrant

Shares, the Agent's Shares and the Agent's Warrant Shares (collectively, the "Registrable Securities"). If the Company does not file a registration statement with respect to the Registrable Securities within one month following the closing of the Offering, then the Company must pay to each Purchaser as a liquidity incentive an amount equal to 1% of the purchase price paid by the Purchaser for its Units. The Company must pay an additional liquidity incentive equal to 1% of the purchase price paid by the Purchaser for its Units for each additional month that the Company fails to file a registration statement covering the Registrable Securities. The amount of the aggregate liquidity incentive payable by Company to all Purchasers under the Registration Rights Agreement is limited to 18% of the purchase price of the Offering.

         The Company received net proceeds of $11.7 million. It intends to use the funds to further the development of its novel drug eluting stents, commercial activities, and for general corporate purposes. The Purchaser Shares, the Warrants, the Warrant Shares, the Agent's Shares, the Agent's Warrants, and the Agent's Warrant Shares have not been registered under the 1933 Act and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the 1933 Act. A total of 25,100,000 Units were sold to institutional "accredited investors" (as defined in Rules 501(a)(1), (2), (3) and (7) of Regulation D under the 1933 Act), pursuant to Rule 506 of Regulation D and/or Section 4(2) of the 1933 Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS

                 EXHIBIT NO.
                 -----------

                  31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                  31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                  32.1 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MIV Therapeutic, Inc.
                                                     (Registrant)


Date:  October 12, 2007                              /s/ Alan Lindsay
                                                     ------------------------
                                                     Alan Lindsay
                                                     Chief Executive Officer



Date:  October 12, 2007                              /s/ Patrick McGowan
                                                     ------------------------
                                                     Patrick McGowan
                                                     Chief Financial Officer