Form 10QSB/A
period 2007-02-28
MIV THERAPEUTICS INC
filed 2007-10-23
CIK 1083011

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

[X]       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

[ ]        Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 000-30453

MIV Therapeutics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (IRS Employer Identification No.)

1-8765 Ash St., Vancouver, B.C. Canada V6P 6T3
(Address of principal executive offices)

(604) 301-9545
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes                  No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)             [ ] Yes           [X] No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court [ ] Yes [ ] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 81,772,334 as of February 28, 2007

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

Explanatory Note

The Company is filing this amendment to adjust the accounting for the acquisition of BioSync Scientific Pvt. Ltd ("Biosync") in its financial statements under Item 1. Financial Statements. The Company originally recorded the acquisition of BioSync at a purchase price of $900,000 with $493,154 recorded as purchased research and development, which was subsequently expensed. Upon further reflection, the Company adjusted the purchase price to $1,943,885 and recorded $1,421,283 of the acquisition price to BioSync's CE Mark license which allows Biosync to produce and sell stents in India. The CE Mark License was capitalized and is being amortized over 10 years. Further, the Company has recognized an increase in stock based compensation of $178,293 issued to an individual in connection with the acquisition

The result of the above is that the assets in the amended financial statements have been increased by $931,447 and the loss for the period has been reduced by $262,711.

Item 1. Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)

Amended Consolidated Financial Statements

February 28, 2007

(Unaudited)

Index

Amended Consolidated Balance Sheets

Amended Consolidated Statements of Operations and Comprehensive Income (Loss)

Amended Consolidated Statement of Stockholders' Equity

Amended Consolidated Statements of Cash Flows

Notes to Amended Consolidated Financial Statements

MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Balance Sheets
(Unaudited)
(Expressed in US dollars)		Restated
(Basis of Presentation - Note 1)		(Note 3)
		February 28, 2007	May 31, 2006
ASSETS
Current assets
Cash and cash equivalents		$517,121	$1,573,822
Accounts receivable		58,714	56,902
Employee advances (Note 9(a))		35,098	-
Prepaid expenses and deposits (Note 4)		334,626	84,365
Inventories (Note 5)		221,723	-
Total current assets		1,167,282	1,715,089
Property and equipment, net (Note 7)		1,139,901	338,786
CE Mark License (Note 3)		1,416,711	-
Total assets		$3,723,894	$2,053,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable and other payables (Note 9)		$1,066,214	$185,624
Deferred lease inducement - current portion (Note 10(a))		8,081	8,081
Total current liabilities		1,074,295	193,705
Deferred lease inducement (Note 10(a))		21,549	27,609
Deferred income tax liability (Note 3)		310,000	-
Total liabilities		1,405,844	221,314

Commitments and contingencies (Note 10)
Stockholders' Equity
Common stock (Note 8)
Authorized:
230,000,000	common shares with a par value of $0.001
20,000,000	preferred shares with a par value of $0.001
Issued and outstanding:
81,772,334	common shares at February 28, 2007 and
68,359,964	common shares at May 31, 2006	81,773	68,360
Additional paid-in capital		39,805,465	33,214,382
Deferred compensation		(386,747)	(199,569)
Common stock issuable		670,449	74,000
Deficit accumulated during the development stage		(37,656,222)	(31,127,944)
Accumulated other comprehensive loss		(196,668)	(196,668)
Total stockholders' equity		2,318,050	1,832,561
Total liabilities and stockholders' equity		$3,723,894	$2,053,875
The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Expressed in US dollars)
	Restated
	Period from
	inception	Restated		Restated
	(January 20,	(Note 3)		(Note 3)
	1999) to	Nine Months Ended		Three Months Ended
	February 28,	February 28,		February 28,
	2007	2007	2006	2007	2006

Revenue	$1,461	$1,461	$-	$1,461	$-
Cost of sales	646	646	-	646	-
Gross profit	815	815	-	815	-
Expenses
General and administrative (Notes 9 and 11)	19,446,678	3,250,607	3,736,131	1,370,634	1,217,411
Research and development (Note 9)	10,318,081	2,304,665	1,398,040	698,278	555,723
Stock-based compensation (Note 2)	5,224,799	910,962	512,643	318,793	7,000
Depreciation	984,490	85,994	118,885	34,993	47,872
Amortization of CE Mark License	4,572	4,572	-	4,572	-
Interest expense and finance fees	973,817	11,295	42,362	9,236	5,354
Licenses acquired charged to operations	479,780	-	-	-	-
Finance cost on convertible debentures	382,307	-	-	-	-
Purchased in-process research and development	2,205,013	-	-	-	-
	40,019,537	6,568,095	5,808,061	2,436,506	1,833,360

Loss from operations	(40,018,722)	(6,567,280)	(5,808,061)	(2,435,691)	(1,833,360)

Gain on extinguishment of debt	462,249	-	-	-	-
Interest income	148,333	10,894	61,746	1,696	28,615
Gain (loss) on foreign exchange	87,431	14,108	(3,725)	36,704	(1,810)

Loss before tax and minority interest	(39,320,709)	(6,542,278)	(5,750,040)	(2,397,291)	(1,806,555)
Deferred income tax recovery	14,000	14,000	-	14,000	-

Loss before minority interest	(39,306,709)	(6,528,278)	(5,750,040)	(2,383,291)	(1,806,555)
Minority interest share of loss	806,310	-	-	-	-

Net loss	$(38,500,399)	$(6,528,278)	$(5,750,040)	$(2,383,291)	$(1,806,555)
Other comprehensive income (loss)
Foreign currency translation	(196,668)	-	(193,079)	-	17,570

Comprehensive loss	$(38,697,067)	$(6,528,278)	$(5,943,119)	$(2,383,291)	$(1,788,985)
Loss per common share
- basic and diluted	$(1.26)	$(0.09)	$(0.09)	$(0.03)	$(0.03)
Weighted average number of common
shares outstanding
- basic and diluted	30,561,489	72,915,205	62,008,648	75,143,989	66,752,020

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statement of Stockholders' Equity							Restated
(Unaudited)							(Note 3)
						Accumulated	Deficit	Total
						Other	Accumulated	Stock-
			Additional	Deferred	Common	Compre-	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	hensive	Development	Equity
	Shares	Amount	Capital	sation	Issuable	Loss	Stage	(Deficit)
		$	$	$	$	$	$	$

Balance, May 31, 2006	68,359,964	68,360	33,214,382	(199,569)	74,000	(196,668)	(31,127,944)	1,832,561
Issuance of common stock: (Note 8)
- for share subscriptions - Private placement	10,310,000	10,310	4,776,117	-	-	-	-	4,786,427
- for exercise of warrants	1,238,505	1,239	49,761	-	-	-	-	51,000
- for exercise of options	205,063	205	2,795	-	-	-	-	3,000
- for services	1,358,802	1,359	710,456	(387,866)	92,449	-	-	416,398
- for license agreement (Note 6)	300,000	300	123,700	(50,000)	(74,000)	-	-	-
Subscription received	-	-	-	-	50,000	-	-	50,000
Acquisition of Biosync Scientific Pvt. Ltd. (Note 3)	-	-	-	-	528,000	-	-	528,000
Fair value of warrants issued for services	-	-	16,062	(16,062)	-	-	-	-
Fair value of extended warrants	-	-	1,230	-	-	-	-	1,230
Fair value of extended options	-	-	174,634	-	-	-	-	174,634
Fair value of stock options granted	-	-	736,328	-	-	-	-	736,328
Amortization of deferred compensation	-	-	-	266,750	-	-	-	266,750
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,528,278)	(6,528,278)

Balance, February 28, 2007	81,772,334	81,773	39,805,465	(386,747)	670,449	(196,668)	(37,656,222)	2,318,050

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statements of Cash Flows
(Unaudited)
	Restated
	Period from
	inception	Restated
	(January 20,	(Note 3)
	1999) to	Nine months ended
	February 28,	February 28,
	2007	2007	2006
Cash flows from operating activities
Net loss	$(38,500,399)	$(6,528,278)	$(5,750,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,886,570	1,177,712	1,821,949
Stock issued for other than cash	5,682,134	416,398	393,575
Interest expense on related party loan	850,000	-	-
Interest expense on convertible debentures	34,730	-	34,730
Fair value of extended warrants	196,074	1,230	-
Depreciation and amortization	989,062	90,566	118,885
Leasehold improvements written down	13,300	-	-
Project acquisition costs	-	-	53,426
Purchased in-process research and development	2,125,013	-	-
Intangible asset impairment	150,000	-	-
Gain on extinguishment of debt	(462,249)	-	-
Provision for bad debt	160,000	-	-
Beneficial conversion feature on convertible debenture	289,800	-	-
Deferred income tax recovery	(14,000)	(14,000)	-
Minority interest	(806,310)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(218,965)	(1,812)	(46,294)
Due from related party	(35,098)	(35,098)	17,500
Prepaid expenses and deposits	(260,444)	(175,521)	(71,327)
Inventory	23,079	23,079	-
Accounts payable and other payables	956,872	712,706	(96,739)
Net cash used in operating activities	(19,940,831)	(4,333,018)	(3,524,335)
Cash flows from financing activities
Issuance of common stock, less share issuance costs	20,365,336	4,840,427	5,909,352
Due to related parties	850,000	-	-
Proceeds from (repayments of) convertible debentures	755,000	-	(50,000)
Cash acquired in reverse acquisition	13,824	-	-
Subscriptions received	1,407,310	50,000	-
Common stock redemption	(120,000)	-	-
Loan payable	500,000	-	-
Net cash provided by financing activities	23,771,470	4,890,427	5,859,352
Cash flows from investing activities
Cash acquired on acquisition of Biosync Scientific Pvt. Ltd.-net (Note 3)	17,557	17,557	-
Acquisition of Biosync Scientific Pvt. Ltd. - net (Note 3)	(1,415,885)	(1,415,885)	-
Pre-acquisition advances to Biosync Scientific Pvt. Ltd. (Note 3)	(121,870)	(121,870)
Acquisition of license	(200,000)	-	-
Purchase of property and equipment	(1,354,336)	(93,912)	(170,669)
Net cash used in investing activities	(3,074,534)	(1,614,110)	(170,669)
Foreign exchange effect on cash	(238,984)	-	(6,984)
Net increase (decrease) in cash and cash equivalents	517,121	(1,056,701)	2,157,364
Cash and cash equivalents, beginning	-	1,573,822	492,709
Cash and cash equivalents, ending	$517,121	$517,121	$2,650,073

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive income (loss), stockholders' equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics Inc. (the "Company"), at February 28, 2007, and the results of operations and cash flows for the interim periods ended February 28, 2007 and 2006.

The unaudited interim consolidated financial statements include the Company's newly-acquired subsidiary, Biosync Scientific Pvt. Ltd ("Biosync"). The acquisition was completed on February 16, 2007 (Note 13).

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Since inception, the Company has suffered recurring losses, totaling $38,500,399 as of February 28, 2007. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

2.     Adoption of New Accounting Policies and New Accounting Pronouncements

(a)     Adoption of New Accounting Policies

(i)     Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that permitted most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company has adopted the modified prospective method for the fiscal quarter beginning on June 1, 2006 and recorded the compensation expense for all unvested stock options existing prior to the adoption in the first quarter of fiscal 2007. Stock-based compensation expense for awards granted prior to June 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

The Company recorded stock-based compensation expense of $910,962 during the nine months ended February 28, 2007 and $318,793 during the three months ended February 28, 2007 as a result of the adoption of SFAS No. 123R.

As of February 28, 2007, $84,238 of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of two years.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

2.     Adoption of New Accounting Policies and New Accounting Pronouncements (continued)

(a)     Adoption of New Accounting Policies (continued)

(i)     Stock-based Compensation (continued)

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the nine months and three months ended February 28, 2006:

		Nine Months Ended	Three Months Ended
		February 28, 2006

Net loss	As reported	$ (5,750,040)	$ (1,806,555)
SFAS No. 123R compensation expense	Pro-forma	(291,936)	(80,821)

Net loss	Pro-forma	$ (6,041,976)	(1,887,376)

Basic and diluted net loss per share	Pro-forma	$ (0.10)	$ (0.03)

For the three and nine months ended February 28, 2007, $39,181 (2006 - $7,000) and $273,423 (2006 - $80,600) of stock-based compensation expenses were related to options granted to research and development personnel, respectively.

(ii)    Inventory

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

SFAS No. 151 was adopted by the Company beginning June 1, 2006. The adoption of SFAS No. 151 did not have an impact on the Company's unaudited interim consolidated financial statements during the period ended February 28, 2007.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

2.     Adoption of New Accounting Policies and New Accounting Pronouncements (continued)

(a)     Adoption of New Accounting Policies (continued)

(iii)   Revenue Recognition

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

(iv)    License

CE Mark License that allows Biosync to manufacture and sell bare metal stents is recorded at cost and is amortized on a straight-line basis over its useful life of ten years.

The CE Mark License is tested for impairment whenever events or circumstances indicate that its carrying amount may not be recoverable.  An impairment loss would be recognized when the carrying amount of the License exceeds the estimated undiscounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the carrying value over its fair value, with fair value being determined using a discounted cash flow analysis.

(b)     New Accounting Pronouncements

The FASB has issued the following pronouncements:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

2.     Adoption of New Accounting Policies and New Accounting Pronouncements (continued)

(b)     New Accounting Pronouncements (continued)

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

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have any effect on the Company.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

2.     Adoption of New Accounting Policies and New Accounting Pronouncements (continued)

(c)     Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

3.     Restatement

On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Biosync Scientific Pvt. Ltd ("Biosync"), a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

Under the terms of the agreement in principle dated October 17, 2006, and the amending agreement dated February 16, 2007 (collectively the "Agreement"), in consideration for the acquisition of the shares of Biosync, the Company will issue 50,000 shares of the Company's common stock with an estimated fair value of $33,000 and paid $500,000 to the vendors. As a further condition of the Agreement, the Company was required to satisfy any and all bank indebtedness of Biosync. The 50,000 shares are included in common stock issuable in the Statement of Shareholders' Equity as of February 28, 2007.

The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the identifiable assets and liabilities of Biosync as of February 16, 2007.

The Company originally recorded the acquisition of Biosync at a purchase price of $900,000 with $493,154 recorded as purchased research and development, which was subsequently expensed. The Company adjusted the purchase price to $1,943,885 and recorded $1,421,283 of the acquisition price to Biosync's CE Mark license which allows Biosync to produce and sell stents in India. The CE Mark License was capitalized and is being amortized on a straight-line basis over 10 years.

In addition to the CE Mark, adjustments were made to Biosync's financial statements as of February 16, 2007 to conform to U.S. generally accepted accounting principles.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

3.     Restatement (continued)

	As previously reported	Adjustments	As restated

Cash and cash equivalents	$21,848	$(4,291)	$17,557
Prepaid expenses and other current assets	223,690	(148,950)	74,740
Inventory	665,524	(420,722)	244,802
Property and equipment	683,011	110,186	793,197
In-process research and development	493,154	(493,154)	-
CE Mark License	-	1,421,283	1,421,283

	2,087,227	464,352	2,551,579
Accounts payable and other current liabilities	(155,332)	(6,492)	(161,824)
Advances from MIV Therapeutics Inc.	(121,870)	-	(121,870)
Bank indebtedness	(910,025)	910,025	-
Deferred income tax liability	-	(324,000)	(324,000)

Fair value of net assets acquired	$900,000	$1,043,885	$1,943,885

Consideration paid:
Cash	$500,000	$-	$500,000
800,000 shares of restricted common stock	400,000	128,000	528,000
Assumption of bank indebtedness	-	908,351	908,351
Acquisition costs	-	7,534	7,534

	$900,000	$1,043,885	$1,943,885

The excess of the purchase price paid over the fair value of the tangible net assets acquired of $1,421,283 represent the fair value of CE Mark License that allows Biosync to manufacture and sell the stents. The CE Mark is being amortized over a period of 10 years and amortization expense of $4,572 has been expensed during the three month period ended February 28, 2007. For accounting purposes, the 750,000 shares to be issued (see below) on the condition of receiving CE Mark License with an estimated fair value of $495,000, has been included as consideration for the acquisition. The 750,000 shares are included in common stock issuable in the Statement of Shareholders' Equity as of February 28, 2007.

The share price used to determine the purchase price for accounting purposes was based on the average closing market prices of the Company's common stock which includes the two trading days before and after the acquisition negotiated and announced on February 16, 2007.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

3.     Restatement (continued)

In addition, the Company and Biosync entered into a executive services agreement with the principal Vendor being employed as Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus allowance of $500, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares upon receiving CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement. The fair value of the options and common shares are treated as stock based compensation expenses and amortized over the service period.

The statement of operations includes the operations of Biosync for the period February 16 to 28, 2007. A summarized statement of operations for Biosync for the periods June 1, 2006 until February 15, 2007 acquisition date and for the period June 1, 2005 to May 31, 2006 is as follows:

	June 1, 2006 Feb 15, 2007	June 1, 2005 May 31, 2006

Sales	$60,692	$174,185
Total operating expenses	272,495	68,353
Income (loss) for the period	(211,803)	32,061

Restated pro-forma financial information for the nine months ended February 28, 2007 and 2006 assuming the acquisition occurred on June 1, 2005, are as follows:

	2007	2006
Sales	$62,153	$174,185
Total operating expenses	6,815,588	5,818,393
Loss for the period	(6,754,081)	(5,717,979)
Loss per share	$ (0.09)	$ (0.09)

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

3.     Restatement (continued)

	As previously reported	Adjustments	As restated

As of February 28, 2007
Accounts receivable	$55,101	$3,613	$58,714
Prepaid expenses and deposits	370,143	(35,517)	334,626
Inventories	639,706	(417,983)	221,723
Accounts payable and other payables	1,057,162	9,052	1,066,214
Deferred income tax liability	-	310,000	310,000

For the nine months ended February 28, 2007
Operating loss	$6,773,825	$(206,545)	$6,567,280
Other income (expense) - net	(17,164)	42,166	25,002
Loss before tax and minority interest	6,790,989	(248,711)	6,542,278
Deferred income tax recovery	-	14,000	14,000
Loss before minority interest	6,790,989	(262,711)	6,528,278
Minority interest share of loss	-	-	-
Net loss	$6,790,989	$(262,711)	$6,528,278
Loss per share - Basic and diluted	$0.09		$0.09

For the three months ended February 28, 2007
Operating loss	$2,642,235	$(206,544)	$2,435,691
Other income (expense) - net	(3,767)	42,167	38,400
Loss before tax and minority interest	2,646,002	(248,711)	2,397,291
Deferred income tax recovery	-	-	-
Loss before minority interest	2,646,002	(248,711)	2,397,291
Minority interest share of loss	-	-	-
Net loss	$2,646,002	$(248,711)	$2,397,291
Loss per share - Basic and diluted	$0.03		$0.03

4.     Prepaid expenses and deposits

Prepaid expenses and deposits consisted of the following at;

	Restated (Note 3) February 28, 2007	May 31, 2006

Supplier prepayments	$282,952	$31,608
Other deposits	34,556	49,527
Other prepaid expenses	17,118	3,230

	$334,626	$84,365

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

5.     Inventories

Inventories consisted of the following at;

	Restated (Note 3) February 28, 2007	May 31, 2006

Raw materials	$82,426	$-
Work-in-progress	70,003	-
Finished goods	62,865	-
Packing materials	6,429

	$221,723	$-

6.     Licenses

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

6.     Licenses (continued)

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

In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CDN$110,400 ($87,633). As of May 31, 2005, the Company had paid/accrued and recorded CDN$110,400 ($87,633) to research and development costs in accordance with Amendment No. 1.

In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company were estimated at CDN$400,400 ($317,828), being payable over the term of the agreement at various stipulated intervals. As of February 28, 2007, the Company had paid CDN$387,000 ($344,663) and accrued the final payment of CDN$13,400 ($11,897) for research and development costs in accordance with Amendment No. 2.

The Company obtained financial support of up to CDN$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of February 28, 2007, the Company had received CDN$185,391 ($157,806) from IRAP.

(c)     On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 6(a) above). Upon execution, the Company will issue 100,000 common shares to UBC. As of February 28, 2007, the new license agreement had not been executed but the related common shares were issued; however, the Company will retain the stock certificate until the negotiations are completed.

(d)     On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CDN$274,896 ($241,264). As at February 28, 2007, the Company had paid CDN$68,724 ($60,316) and charged the costs to research and development.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

7.     Property and Equipment

Property and equipment consisted of the following at:

	Restated (Note 3) February 28, 2007	May 31, 2006

Land	$21,483	$-
Building	12,450	-
Construction-in-progress	47,299	-
Laboratory equipment	1,836,762	990,414
Computer equipment	188,769	148,581
Furniture and fixtures	94,820	62,077
Leasehold improvements	49,158	49,158
	2,250,741	1,250,230
Less: accumulated depreciation	(1,110,840)	(911,444)

	$1,139,901	$338,786

Depreciation expense for the nine months ended February 28, 2007 was $85,994 (2006 - $118,885).

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

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

The warrants had an estimated fair value of $164,381 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.17%, dividend: nil and expected life of one year.

(viii)

During the nine months ended February 28, 2007, the Company issued an aggregate of 1,358,802 common shares for consulting, research and development and employee services with a fair value of $711,815 at the agreement dates. This amount is being amortized on a straight-line basis and charged to operations over the period of completion of performance.

(ix)

During the nine months ended February 28, 2007, the Company issued 100,000 warrants for research and development services. Each warrant entitles the holder to purchase one common share at an exercise price of $0.60 per share until February 1, 2012.

The warrants had an estimated fair value of $16,062 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.84%, dividend: nil and expected life of one year.

(x)

During the nine months ended February 28, 2007, 1,462,611 warrants with an average exercise price of $0.27 were exchanged for 1,038,505 common shares and were exercised under certain cashless exercise provisions of the underlying agreements. Included in these cashless exercises, 762,611 warrants with an average exercise price of $0.50 issued through a private placement were exchanged for 349,781 common shares. As at February 28, 2007, the Company issued a total of 1,238,505 common shares pursuant to the exercise of stock purchase warrants for total proceeds of $51,000.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

(a)     Common Stock (continued)

(xi)

During the nine months ended February 28, 2007, 270,000 options with an average exercise price of $0.19 were exchanged for 190,063 common shares and were exercised under certain cashless exercise provisions of the underlying agreements. As at February 28, 2007, the Company issued 205,063 common shares pursuant to an exercise of stock purchase options for total proceeds of $3,000.

(xii)

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

(b)     Warrants

The following table summarizes information about the warrants issued by the Company during the nine months ended February 28, 2007:

	Number of Shares	Weighted Average Exercise price
Balance, May 31, 2006 - Regular	10,689,491	$0.46
Balance, May 31, 2006 - Series "A"	5,358,220	0.65
Balance, May 31, 2006 - Series "B"	3,904,998	0.70
Balance, May 31, 2006 - Series "C"	229,305	0.66

Balance, May 31, 2006	20,182,014	0.55

Regular:
Issued - private placement	10,310,000	0.75
Issued - finder's fee	150,000	0.75
Issued - services	100,000	0.60
Exercised	(1,191,500)	0.11
Expired	(441,800)	0.71
Series "A":
Expired	(3,904,998)	0.65
Exercised	(361,111)	0.66
Series "C":
Exercised	(110,000)	0.66

Balance, February 28, 2007 - Regular	19,616,191	0.63
Balance, February 28, 2007 - Series "A"	1,092,111	0.66
Balance, February 28, 2007 - Series "B"	3,904,998	0.70
Balance, February 28, 2007 - Series "C"	119,305	0.66

Balance, February 28, 2007	24,732,605	$0.64

During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

Number of Warrants	From	To
71,429	September 8, 2006	March 8, 2007
500,000	October 24, 2006	April 24, 2007
1,000,000	November 5, 2006	May 5, 2007

As a result of the warrant extensions, the Company recognized $976 and $254 of public relations expense and finance fees, respectively.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

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

The following assumptions were used in determining stock - based compensation costs under the Black-Scholes option pricing model:

	Nine months ended
	February
	2007	2006
Expected volatility	132.16%	88.87%
Risk-free interest rate	5.01%	3.50%
Expected life (years)	5.0	5.0
Dividend yield	Nil	Nil
Weighted average fair value of options granted	$0.58	$0.47

The expected volatility is based on the Company's historical stock prices. Computation of expected life was estimated after considering the contractual terms of the stock-based award, vesting schedules and expectations of future employee behavior. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation cost related to the stock options granted to employees during the nine and three months ended February 28, 2007 was charged to operations at the awards' fair value of $736,328 and $187,130 (2006 - $512,643 and $7,000), respectively.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

(c)     Stock Options (continued)

During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding options:

Number of Options	From	To
100,000	August 30, 2006	August 30, 2011
100,000	August 30, 2006	August 30, 2010
200,000	August 30, 2006	August 30, 2009

As a result of the option extensions, the Company recognized an additional $174,634 of stock-based compensation in the statement of operations.

The total stock based compensation expense related to stock options granted during the nine months ended February 28, 2007 of $736,328 and options extended of $174,634 totaling $910,962 has been charged to the consolidated statements of operations and other comprehensive loss.

A summary of the weighted average fair value of stock options granted during the nine months period ended February 28, 2007 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price equals market price at grant date:	$ 0.66	$ 0.66
Exercise price greater than market price at grant date:	$ -	$ -
Exercise price less than market price at grant date:	$ -	$ -

A summary of the weighted average fair value of stock options granted during the nine months ended February 28, 2006 is as follows:

	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price equals market price at grant date:	$ -	$ -
Exercise price greater than market price at grant date:	$ 0.85	$ 0.84
Exercise price less than market price at grant date:	$ 0.28	$ 0.57

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.      Stockholders' Equity (continued)

(c)      Stock Options (continued)

A summary of employee stock options information for the nine months ended February 28, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding, May 31, 2006	16,385,000	$ 0.46
Options granted	570,000	0.66
Options exercised	(285,000)	0.19
Options expired	(325,000)	0.57
Options outstanding, February 28, 2007	16,345,000	$ 0.46

The following summarizes information about the stock options outstanding and exercisable at February 28, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.17	700,000	1.65	$0.17	700,000	$0.17
$0.20	1,315,000	2.96	$0.20	1,315,000	$0.20
$0.21	500,000	1.15	$0.21	500,000	$0.21
$0.30	1,995,000	2.52	$0.30	1,995,000	$0.30
$0.40	3,875,000	4.19	$0.40	3,875,000	$0.40
$0.50	350,000	1.13	$0.50	350,000	$0.50
$0.55	750,000	1.12	$0.55	750,000	$0.55
$0.56	50,000	4.59	$0.56	25,000	$0.56
$0.60	5,600,000	5.94	$0.60	3,850,000	$0.60
$0.64	50,000	4.42	$0.64	50,000	$0.64
$0.67	400,000	4.29	$0.67	250,000	$0.67
$0.75	200,000	4.15	$0.75	200,000	$0.75
$0.80	160,000	3.76	$0.80	160,000	$0.80
$0.85	150,000	3.97	$0.85	150,000	$0.85
$1.00	200,000	0.22	$1.00	200,000	$1.00
$1.10	50,000	3.73	$1.10	50,000	$1.10
$0.17 - $1.10	16,345,000	4.02	$0.46	14,420,000	$0.44

Stock based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

8.     Stockholders' Equity (continued)

(c)     Stock Options (continued)

The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $135,200 and $133,050 for the nine month period ended February, 2007 and 2006, respectively, determined at the date of option exercise.

As at February 28, 2007, there was approximately $84,238 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 21 months. The estimated fair value of stock options vested during the nine months ended February 28, 2007 and 2006 was $1,267,945 and $554,080, respectively.

During the nine and three months ended February 28, 2007, $241,044 and $32,379 (2006 - $80,600 and $Nil) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

9.     Related Party Transactions

(a)     The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

(i)     During the three and nine months period ended February 28, 2007, the Company paid or accrued $360,423 and $793,419 (2006-$192,831 and $551,522) of management and consulting fees, respectively, to four directors and two officers (2006-one officer) of the Company. Of this amount, $68,387 and $178,411 (2006-$51,284 and $149,257) was charged to research and development, respectively. Included in accounts payable is $nil (2006-$8,817).

(ii)    Included in the amount of $793,419 as at February 28, 2007 is the accrued amount of $62,449 due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement. Please see related information in Note 13.

(iii)   At February 28, 2007, amounts due from the employees of a subsidiary of the Company totaled $35,098 (May 31, 2006 - $Nil). These amount are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

(b)     The details of the contracts with directors and officers are as follows:

(i)     The Company entered into a Development Services Agreement with Alan Lindsay and Associates Ltd. (the "Consultant") dated March 1, 2005.  Pursuant to the Agreement the Company agrees to retain the Consultant, and through the Consultant Mr. Lindsay, to provide development and financing services as may be necessary and determined by the Company to both develop and finance the Company's technology and business.  The term of the agreement is five years commencing March 1, 2005 and expiring on March 1, 2010.  Under the terms of

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

9.     Related Party Transactions (continued)

the Development Services Agreement, Mr. Lindsay shall be paid $17,250 per month, subject to a 10% increase on an annual basis and receive 1,200,000 options to purchase shares of common stock of the Company at $0.17 - $0.30 per share.  In the event of a change in control, all of Mr. Lindsay's outstanding options shall immediately vest.   Mr. Lindsay's agreement may be terminated by the Company without cause upon 360 calendar days notice.

(ii)    The Company entered into a Management Services Agreement with Simba Biomed Venture Partners LLC dated March 31, 2006.  Pursuant to the agreement we have agreed to retain such company, and, through such company, Dr. Landy, to provide management and consulting services as may be necessary and determined by the Company to both develop and commercialize the Company's technology and business.  The term of the agreement is four years commencing March 31, 2006 and expiring on March 31, 2010.  Under the terms of the Management Services Agreement, Dr. Landy shall be paid a monthly fee of $19,000 per month and receive options to purchase 5,000,000 shares of common stock of the Company at $0.60 per share.  Dr. Landy's agreement was subsequently amended increasing his monthly fee to $25,000 since April 2007.

(iii)   The Company entered into an Executive Employment Agreement with Mr. Patrick McGowan dated January 1, 2005.  Pursuant to the Agreement, the Company will employ Mr. McGowan in an executive capacity, commenced on January 1, 2005 and will continue until May 1, 2007.  Mr. McGowan's Executive Employment Agreement was amended for an additional two years until May 2009.  Under the terms of the amendment, Mr. McGowan shall be paid a total annual salary of CDN$169,400 up to April 30, 2008.  Thereafter, the Company shall increase Mr. McGowan's salary by 10%.  In addition, Mr. McGowan will receive options to purchase 10% common shares held by Mr. McGowan on the first business day of each calendar year 2008 and 2009.  The exercise price of the options shall be based on the closing share price as of such dates.

(iv)    The Company entered into a 36 month Consulting Services Agreement with Dr. Dov Shimon dated May 1, 2005 and expiring on May 1, 2008.  Pursuant to the Agreement, Dr. Shimon will work as Chief Medical Officer to the Company.  Dr. Shimon is also President of Sagax, a subsidiary of the Company.   Dr. Shimon's initial salary shall be at the rate of $11,000 per month, with an annual increase of 10%.  In addition, the Company has issued 200,000 Directors Options with an exercise price of $0.30 and an expiry date of July 31, 2009, and 300,000 Officers Options with an exercise price of $0.30 and an expiry date of March 1, 2010 to Dr. Shimon.  Dr. Shimon ceased to be Chief Medical Officer of the Company on August 7, 2006.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

10.    Commitments and Contingencies

(a)     The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next four annual periods ending February 28 are as follows:

2008	$ 105,511
2009	105,511
2010	105,511
2011	87,926
Total	$ 404,459

The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 (May 31, 2006 - $8,081) and long-term portion of $21,549 (May 31, 2007 - $27,609) and is being amortized over the term of the lease. During the three and nine months period ended February 28, 2007, amortization of $2,020 and $6,060 was recorded as a reduction of rent expense in the statement of operations, respectively. Rent expense for the three and nine months period ended February 28, 2007 was $55,146 and $157,440 (2006 - $42,850 and $124,958), respectively.

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

The Company attended a court hearing in chambers during April 2003 on a summary trial application by the Plaintiff for an order for a declaration of specific performance that the Plaintiff was entitled to an exchange of 3,192,399 common shares of the predecessor company, M-I Vascular Innovations, Inc. ("M-I"), for 3,192,399 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001. The Plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

10.    Commitments and Contingencies (continued)

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

No gain or loss provisions have been provided as of February 28, 2007 as the outcome of this legal proceeding is uncertain at this time.

11.    General and Administrative Expenses

General and administrative expenses consisted of the following:

	Restated		Restated
	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Legal	$389,435	$354,815	$143,260	$148,239
Public relations, financing and corporate development	810,302	1,841,068	345,519	527,991
Management fees	618,257	406,445	225,537	138,504
Consulting	358,224	288,773	253,671	59,529
Audit	148,974	230,776	22,789	123,645
Operating expenses	925,415	614,254	379,858	219,503
	$3,250,607	$3,736,131	$1,370,634	$1,217,411

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

11.    General and Administrative Expenses (continued)

General and administrative expenses included the following amortized deferred compensation:

	Nine Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Amortized deferred compensation in:
- Public relations, financing and corporate development	$124,151	$1,109,679	$-	$301,948
- Consulting	51,974	176,529	39,819	27,083

	$176,125	$1,286,208	$39,819	$329,031

12.    Supplemental Cash Flow Information

		Restated
	Restated Period from inception (January 20, 1999) to February 28, 2007	Nine months ended February 28,
		2007	2006
Supplemental cash flow information:
Cash paid for interest	$44,922	$11,041	$-
Cash paid for income taxes	$-	$-	$-
Supplemental non-cash investing and financing activities:
Debt settlement with shares	$621,375	$-	$-
Gain on extinguishment of debt	$462,249	$-	$-
Conversion of convertible debentures and accrued interest to common shares	$740,810	$-	$740,810
Shares issued for services	$4,069,712	$711,815	$623,417
Warrants issued for services	$3,706,553	$16,062	$1,264,518

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

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

As of February 28, 2007, total costs of $90,000 which represents consulting fees incurred as a result of the proposed acquisition has been charged to operations.

14.    Segmented Information

The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

The following is a summary of the Company's geographical information for the nine months ended February 28, 2007, 2006 and 2005 and as of February 28, 2007, 2006 and 2005.

	Canada	India	Israel	Total
2007
Net revenue	$-	$1,461	$-	$1,461
Gross profit	-	815	-	815
Depreciation and amortization	72,486	9,308	8,772	90,566
Net loss	5,738,464	87,089	702,725	6,528,278

As at February 28, 2007
Total assets	820,726	2,631,066	272,102	3,723,894
Additions to property and equipment	120,479	1,758	27,654	149,891
License	-	1,416,711	-	1,416,711

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)

14.    Segmented Information (continued)

2006
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Depreciation and amortization	114,323	-	4,562	118,885
Net loss	5,418,506	-	331,534	5,750,040

As at February 28, 2006
Total assets	2,862,613	-	254,435	3,117,048
Additions to property and equipment	148,600	-	22,069	170,669
License	-	-	-	-

ITEM 6. EXHIBITS

Exhibits
31.1	Certification of the CEO under the Sarbanes-Oxley Act
31.2	Certification of the CFO under the Sarbanes-Oxley Act
32	Certification of the CEO & CFO under the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment no. 1 to report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2007	MIV THERAPEUTICS, INC. (Registrant) /s/ Alan Lindsay Alan Lindsay Chief Executive Officer (Principal Executive Officer)
Date: October 22, 2007	/s/ Patrick McGowan Patrick McGowan Chief Financial Officer (Principal Financial Officer)