Form 10QSB/A
period 2007-02-28
MIV THERAPEUTICS INC
filed 2007-12-05
CIK 1083011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A
                                  Amendment No. 2


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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 81,772,334 as of February 28, 2007
                                           ------------------------------------

Transitional Small Business Disclosure Format (Check one): [ ] Yes      [X] No

Explanatory Note


The Company is filing this amendment to reflect further revisions to Note 3 to the interim consolidated financial statements included in this Form 10-QSB/A to reflect the changes to each of the individual line items affected by the restatement and provide further disclosure regarding the transaction. Item 2, Management's Discussion and Analysis or Plan of Operation, has been amended accordingly to reflect the impact of the restatement as well as revisions to certain risk factors, and Item 3, Controls and Procedures, has been amended to provide further discussion regarding the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures.

MIV THERAPEUTICS INC.
(A development stage company)

Amended Consolidated Financial Statements

February 28, 2007

(Unaudited)






INDEX
-----


Amended Consolidated Balance Sheets                                          F-2
Amended Consolidated Statements of Operations and Comprehensive
  Income (Loss)                                                              F-3
Amended Consolidated Statement of Stockholders' Equity                       F-4
Amended Consolidated Statements of Cash Flows                                F-5
Notes to Amended Consolidated Financial Statements                           F-6

MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Balance Sheets
(Unaudited)
(Expressed in US dollars)                                                            Restated
(Basis of Presentation - Note 1)                                                     (Note 3)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    February 28,                  May 31,
                                                                                        2007                        2006
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $           517,121          $         1,573,822
  Accounts receivable                                                                        58,714                       56,902
  Employee advances (Note 9(a))                                                              35,098                            -
  Prepaid expenses and deposits (Note 4)                                                    334,626                       84,365
  Inventories (Note 5)                                                                      221,723                            -
---------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                      1,167,282                    1,715,089

PROPERTY AND EQUIPMENT, net (Note 7)                                                      1,139,901                      338,786

CE MARK LICENSE, net (Note 3)                                                             1,416,711                            -
---------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $         3,723,894          $         2,053,875
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 9)                                  $         1,066,214          $           185,624
  Deferred lease inducement - current portion (Note 10(a))                                    8,081                        8,081
---------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                 1,074,295                      193,705
DEFERRED LEASE INDUCEMENT (Note 10(a))                                                       21,549                       27,609
DEFERRED INCOME TAX LIABILITY (Note 3)                                                      310,000                            -
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                         1,405,844                      221,314
---------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 10)
STOCKHOLDERS' EQUITY

COMMON STOCK (Note 8)
  Authorized:
     230,000,000 common shares with a par value of $0.001
      20,000,000 preferred shares with a par value of $0.001
  Issued and outstanding:
      81,772,334 common shares at February 28, 2007 and
      68,359,964 common shares at May 31, 2006                                               81,773                       68,360

ADDITIONAL PAID-IN CAPITAL                                                               39,805,465                   33,214,382

DEFERRED COMPENSATION                                                                     (386,747)                    (199,569)

COMMON STOCK ISSUABLE                                                                       670,449                       74,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                       (37,656,222)                 (31,127,944)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                                      (196,668)                    (196,668)
---------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                2,318,050                    1,832,561
---------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $              3,723,894          $         2,053,875
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Expressed in US dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                  Restated
                                                Period from
                                                 inception                   Restated                         Restated
                                                (January 20,                 (Note 3)                         (Note 3)
                                                   1999) to              Nine Months Ended                Three Months Ended
                                                 February 28,               February 28,                     February 28,
                                                     2007              2007             2006             2007             2006
------------------------------------------------------------------------------------------------------------------------------------

REVENUE                                         $        1,461    $        1,461    $           -   $        1,461    $           -
COST OF SALES                                              646               646                -              646                -
------------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                               815               815                -              815                -
EXPENSES
  General and administrative (Notes 9 and 11)       19,446,678         3,250,607        3,736,131        1,370,634        1,217,411
  Research and development (Note 9)                 10,318,081         2,304,665        1,398,040          698,278          555,723
  Stock-based compensation (Note 2)                  5,224,799           910,962          512,643          318,793            7,000
  Depreciation                                         984,490            85,994          118,885           34,993           47,872
  Amortization of CE Mark License                        4,572             4,572                -            4,572                -
  Interest expense and finance fees                    973,817            11,295           42,362            9,236            5,354
  Licenses acquired charged to operations              479,780                 -                -                -                -
  Finance cost on convertible debentures               382,307                 -                -                -                -
  Purchased in-process research
       and development                               2,205,013                 -                -                -                -
------------------------------------------------------------------------------------------------------------------------------------
                                                    40,019,537         6,568,095        5,808,061        2,436,506        1,833,360
------------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (40,018,722)       (6,567,280)      (5,808,061)      (2,435,691)      (1,833,360)

GAIN ON EXTINGUISHMENT OF DEBT                         462,249                 -                -                -                -
INTEREST INCOME                                        148,333            10,894           61,746            1,696           28,615
GAIN (LOSS) ON FOREIGN EXCHANGE                         87,431            14,108           (3,725)          36,704           (1,810)
------------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE TAX AND MINORITY INTEREST              (39,320,709)       (6,542,278)      (5,750,040)      (2,397,291)      (1,806,555)
DEFERRED INCOME TAX RECOVERY                            14,000            14,000                -           14,000                -
------------------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE MINORITY INTEREST                      (39,306,709)       (6,528,278)      (5,750,040)      (2,383,291)      (1,806,555)
MINORITY INTEREST SHARE OF LOSS                        806,310                 -                -                -                -
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                        $  (38,500,399)   $   (6,528,278)   $  (5,750,040)  $   (2,383,291)   $  (1,806,555)

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation                        (196,668)                -         (193,079)               -           17,570
------------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE LOSS                              $  (38,697,067)   $   (6,528,278)   $  (5,943,119)  $   (2,383,291)   $  (1,788,985)
====================================================================================================================================
LOSS PER COMMON SHARE
  - basic and diluted                           $        (1.26)   $        (0.09)   $       (0.09)  $        (0.03)   $       (0.03)
====================================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                               30,561,489        72,915,205       62,008,648       75,143,989       66,752,020
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statement of Stockholders' Equity                                                      Restated
(Unaudited)                                                                                                 (Note 3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated     Deficit       Total
                                                                                                Other      Accumulated     Stock-
                                         Common Stock       Additional  Deferred    Common     Compre-      During the    holders'
                                    ----------------------   Paid-in     Compen-    Stock      hensive     Development     Equity
                                       Shares     Amount     Capital     sation    Issuable      Loss         Stage       (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                                     $          $           $         $           $             $             $
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, May 31, 2006                68,359,964   68,360    33,214,382  (199,569)   74,000     (196,668)  (31,127,944)   1,832,561
Issuance of common stock: (Note 8)
  - for share subscriptions -
      Private placement              10,310,000   10,310     4,776,117         -         -            -             -    4,786,427
  - for exercise of warrants          1,238,505    1,239        49,761         -         -            -             -       51,000
  - for exercise of options             205,063      205         2,795         -         -            -             -        3,000
  - for services                      1,358,802    1,359       710,456  (387,866)   92,449            -             -      416,398
  - for license agreement (Note 6)      300,000      300       123,700   (50,000)  (74,000)           -             -            -
Subscription received                         -        -             -         -    50,000            -             -       50,000
Acquisition of Biosync Scientific
  Pvt. Ltd. (Note 3)                          -        -             -         -   528,000            -             -      528,000
Fair value of warrants issued for
  services                                    -        -        16,062   (16,062)        -            -             -            -
Fair value of extended warrants               -        -         1,230         -         -            -             -        1,230
Fair value of extended options                -        -       174,634         -         -            -             -      174,634
Fair value of stock options granted           -        -       736,328         -         -            -             -      736,328
Amortization of deferred
  compensation                                -        -             -   266,750         -            -             -      266,750
Comprehensive loss:
  Foreign currency translation
    adjustment                                -        -             -         -         -            -             -            -
  Net loss                                    -        -             -         -         -            -    (6,528,278)  (6,528,278)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, February 28, 2007           81,772,334   81,773    39,805,465  (386,747)  670,449     (196,668)  (37,656,222)   2,318,050
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.





MIV THERAPEUTICS INC.
(A development stage company)
Amended Consolidated Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Restated
                                                                       Period from
                                                                        inception              Restated
                                                                       (January 20,            (Note 3)
                                                                         1999) to                   Nine months ended
                                                                       February 28,                    February 28,
                                                                           2007                  2007                2006
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $     (38,500,399)    $      (6,528,278)  $      (5,750,040)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock-based compensation                                              8,886,570             1,177,712           1,821,949
      Stock issued for other than cash                                      5,682,134               416,398             393,575
      Interest expense on related party loan                                  850,000                     -                   -
      Interest expense on convertible debentures                               34,730                     -              34,730
      Fair value of extended warrants                                         196,074                 1,230                   -
      Depreciation and amortization                                           989,062                90,566             118,885
      Leasehold improvements written down                                      13,300                     -                   -
      Project acquisition costs                                                     -                     -              53,426
      Purchased in-process research and development                         2,125,013                     -                   -
      Intangible asset impairment                                             150,000                     -                   -
      Gain on extinguishment of debt                                         (462,249)                    -                   -
      Provision for bad debt                                                  160,000                     -                   -
      Beneficial conversion feature on convertible debenture                  289,800                     -                   -
      Deferred income tax recovery                                            (14,000)              (14,000)                  -
      Minority interest                                                      (806,310)                    -                   -
  Changes in operating assets and liabilities:
      Accounts receivable                                                    (218,965)               (1,812)            (46,294)
      Due from related party                                                  (35,098)              (35,098)             17,500
      Prepaid expenses and deposits                                          (260,444)             (175,521)            (71,327)
      Inventory                                                                23,079                23,079                   -
      Accounts payable and other payables                                     956,872               712,706             (96,739)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (19,940,831)           (4,333,018)         (3,524,335)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs                      20,365,336             4,840,427           5,909,352
  Due to related parties                                                      850,000                     -                   -
  Proceeds from (repayments of) convertible debentures                        755,000                     -             (50,000)
  Cash acquired in reverse acquisition                                         13,824                     -                   -
  Subscriptions received                                                    1,407,310                50,000                   -
  Common stock redemption                                                    (120,000)                    -                   -
  Loan payable                                                                500,000                     -                   -
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  23,771,470             4,890,427           5,859,352
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of Biosync Scientific Pvt.
    Ltd. -net (Note 3)                                                         17,557                17,557                   -
  Acquisition of Biosync Scientific Pvt. Ltd. - net (Note 3)               (1,415,885)           (1,415,885)                  -
  Pre-acquisition advances to Biosync Scientific Pvt.
    Ltd. (Note 3)                                                            (121,870)             (121,870)
  Acquisition of license                                                     (200,000)                    -                   -
  Purchase of property and equipment                                       (1,354,336)              (93,912)           (170,669)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (3,074,534)           (1,614,110)           (170,669)
--------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE EFFECT ON CASH                                              (238,984)                    -              (6,984)
--------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          517,121            (1,056,701)          2,157,364
CASH AND CASH EQUIVALENTS, beginning                                                -             1,573,822             492,709
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ending                                   $         517,121     $         517,121   $       2,650,073
================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


2. ADOPTION OF NEW ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS (continued)

      (a)   Adoption of New Accounting Policies (continued)

            (i)   Stock-based Compensation (continued)

            The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based compensation during the nine months and three months ended February 28, 2006:

                                                                      Nine Months       Three Months
                                                                         Ended              Ended
                                                                            February 28, 2006
                                                                     --------------------------------
            Net loss                                As reported      $ (5,750,040)     $  (1,806,555)
            SFAS No. 123R compensation expense
                                                    Pro-forma            (291,936)           (80,821)
                                                                     --------------------------------

            Net loss                                Pro-forma        $ (6,041,976)        (1,887,376)
            =========================================================================================

            Basic and diluted net loss per share    Pro-forma        $      (0.10)     $      (0.03)
            =========================================================================================

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

      The Company originally recorded the acquisition of Biosync at a purchase price of $900,000 (using the $0.50 per share value as contemplated in the Agreement) and the purchase price in excess of the fair value of net assets acquired was $493,154. This amount was incorrectly recorded as purchased in-process research and development, which was subsequently expensed. At the time the interim consolidated financial statements were filed, the Company's management had not yet determined the future economic benefit of the recently acquired CE Mark License and whether such excess purchase price should have been capitalized; therefore, the $493,154 was charged to operations.

      Upon further review of the transaction, the Company adjusted the purchase price of Biosync to $1,943,885 (refer to the table on the following page). The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The purchase price in excess of the net tangible assets acquired totaling $1,421,283 was then allocated to the identified intangible asset being the CE Mark License which allows Biosync to manufacture and sell its stents. The fair value of the CE Mark License was based on a discounted future net cash flows analysis that used information and assumptions provided by management. The CE Mark License is being amortized over a period of 10 years and amortization expense of $4,572 has been expensed during the three month period ended February 28, 2007. The 750,000 shares to be issued on the condition of receiving the CE Mark License, which Biosync obtained in November 2006, with an estimated fair value of $495,000 were included in the purchase price since the license was obtained prior to the acquisition date. The 750,000 shares are included in common stock issuable in the statement of stockholders' equity as of February 28, 2007.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

      The $0.66 share price used to determine the adjusted purchase price was based on the average closing market prices of the Company's common stock which includes the two trading days before and after the acquisition negotiated and announced on February 16, 2007. The $0.16 per share increase in the 800,000 common shares issued in connection with the acquisition resulted in a $128,000 increase in the purchase price.

      In addition to the CE Mark License, further adjustments were made to Biosync's financial statements as of February 16, 2007 to reflect the fair values of the net assets acquired.

                                                            AS PREVIOUSLY
                                                               REPORTED          ADJUSTMENTS          AS RESTATED
      Cash and cash equivalents                             $      21,848       $      (4,291)       $      17,557
      Prepaid expenses and other current assets (a)               223,690            (148,950)              74,740
      Inventories (b)                                             665,524            (420,722)             244,802
      Property and equipment (c)                                  683,011             110,186              793,197
      In-process research and development                         493,154            (493,154)                   -
      CE Mark License                                                   -           1,421,283            1,421,283
                                                            -------------------------------------------------------

                                                                2,087,227             464,352            2,551,579
      Accounts payable and other current liabilities (d)         (155,332)             (6,492)            (161,824)
      Advances from MIV Therapeutics Inc.                        (121,870)                  -             (121,870)
      Bank indebtedness (e)                                      (910,025)            910,025                    -
      Deferred income tax liability (f)                                 -            (324,000)            (324,000)
                                                            -------------------------------------------------------

      Fair value of net assets acquired                     $     900,000       $   1,043,885        $   1,943,885
                                                            =======================================================

      Consideration paid:
        Cash                                                $     500,000       $           -        $     500,000
        800,000 shares of restricted common stock                 400,000             128,000              528,000
      Assumption of bank indebtedness                                   -             908,351              908,351
      Acquisition costs                                                 -               7,534                7,534
                                                            -------------------------------------------------------

                                                            $     900,000       $   1,043,885        $   1,943,885
                                                            =======================================================

      Explanations for the significant adjustments not previously discussed are as follows:

      (a) Prepaid expenses and other current assets - Management discovered that certain start-up costs totaling approximately $39,000 which are not allowed to be capitalized were included in the account balance; therefore, such costs were charged to operations. The remaining adjustment related to certain costs incurred on the construction of a new facility which were reclassified to property and equipment net of some minor items which were charged to operations and a reclassification to prepaid expenses of $4,291 from cash and cash equivalents relating to cash advances made to salesmen. In aggregate, prepaid expenses and other current assets were reduced by $148,950.

      (b) Inventories - Prior to the year end, Management identified $119,016 of book-to-actual discrepancies and scrap inventory that remained on the general ledger that had no value. Management also recorded a further provision of $301,706 to reduce inventory to lower of cost or its net realizable value. In aggregate, inventory was reduced by $420,722.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

      (c) Property and equipment - As noted above, approximately $119,000 of costs which were included in prepaid expenses and other current assets were determined to be capitalized assets. Certain costs totalling $8,928 were initially incorrectly capitalized and subsequently adjusted and charged to operations. In aggregate, property and equipment was increased by $110,186.

      (d) Accounts payable and other current liabilities - While preparing the year end financial statements, Management noted certain cut-off errors as of February 16, 2007 regarding the timing of recognition on some expenses. As such, $6,492 of additional expenses were accrued.

      (e) Bank indebtedness - According to the terms of the amended Agreement, the Company agreed to assume all bank indebtedness of BioSync. Accordingly, the loan payable to the bank was considered to be part of the purchase price; therefore, the balance was eliminated from net assets acquired and added as consideration paid by the Company.

      (f) Deferred income tax liability - This represents the excess tax base of the acquired CE Mark over its book value which was not contemplated by Management upon initially recording the acquisition.

      In addition, the Company and Biosync entered into an executive services agreement with the principal Vendor being employed as Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus allowance of $500, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares upon receiving CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement. The fair value of the options and common shares are treated as stock based compensation expenses and amortized over the service period.

      The statement of operations includes the operations of Biosync for the period February 16 to 28, 2007. A summarized statement of operations for Biosync for the periods June 1, 2006 until February 15, 2007 acquisition date and for the period June 1, 2005 to May 31, 2006 is as follows:

                                         June 1, 2006      June 1, 2005
                                         Feb 15, 2007      May 31, 2006
                                        --------------------------------
        Sales                           $      60,692     $     174,185
        Total operating expenses              272,495            68,353
        Income (loss) for the period         (211,803)           32,061

      Restated pro-forma financial information for the nine months ended February 28, 2007 and 2006 assuming the acquisition occurred on June 1, 2005, are as follows:

                                             2007              2006
                                        --------------------------------
        Sales                           $      62,153     $     174,185
        Total operating expenses            6,815,588         5,818,393
        Loss for the period                (6,754,081)       (5,717,979)
        Loss per share                  $       (0.09)    $       (0.09)

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

      While reviewing the accounting for the Biosync acquisition, the Company's management identified that certain expenditures were incorrectly recorded and certain inconsistent assumptions were used in determining the estimated fair values of share-based awards during the quarter ended February 28, 2007. The revised assumptions are disclosed in Note 8 (c) and, accordingly, stock-based compensation has increased by approximately $178,000.

      The following schedules reflect the effects of the restatement on the individual lines items for the periods presented in these financial statements:

                                                            AS PREVIOUSLY
                                                               REPORTED          ADJUSTMENTS          AS RESTATED
      AS OF FEBRUARY 28, 2007
      Accounts receivable                                   $      55,101       $       3,613        $      58,714
      Prepaid expenses and deposits                               370,143             (35,517)             334,626
      Inventories                                                 639,706            (417,983)             221,723
      Property and equipment, net                               1,085,278              54,623            1,139,901
      CE Mark License                                                   -           1,416,711            1,416,711
      Accounts payable and other liabilities                    1,057,162               9,052            1,066,214
      Investment advances                                          90,000             (90,000)                   -
      Deferred income tax liability                                     -             310,000              310,000
      Additional paid-in capital                               39,527,760             277,705           39,805,465
      Deferred compensation                                      (260,555)           (126,192)            (386,747)
      Common stock issuable                                       480,000             190,449              670,449
      Deficit accumulated during the development stage        (37,918,933)            262,711          (37,656,222)
      Accumulated other comprehensive loss                       (204,390)              7,722             (196,668)

      FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007
      Revenues                                              $       1,461       $           -        $       1,461
      Cost of sales                                                     -                 646                  646
                                                            -------------------------------------------------------
      Gross profit                                                  1,461                (646)                 815
                                                            -------------------------------------------------------
      Expenses
        General and administrative                              3,051,972             198,635            3,250,607
        Research and development                                2,400,145             (95,480)           2,304,665
        Stock-based compensation                                  732,669             178,293              910,962
        Depreciation                                               86,051                 (57)              85,994
        Amortization of CE Mark License                                 -               4,572                4,572
        Interest expense and finance fees                          11,295                   -               11,295
        Licenses acquired charged to operations                         -                   -                    -
        Finance cost on convertible debentures                          -                   -                    -
        Purchased in-process research and development             493,154            (493,154)                   -
                                                            -------------------------------------------------------
                                                                6,775,286            (207,191)           6,568,095
                                                            -------------------------------------------------------
       Loss from operations                                     6,773,825             206,545            6,567,280
       Gain on extinguishment of debt                                   -                   -                    -
       Interest income                                             10,894                   -               10,894
       Gain (loss) on foreign exchange                            (28,058)             42,166               14,108
                                                            -------------------------------------------------------
       Loss before tax and minority interest                    6,790,989            (248,711)           6,542,278
       Deferred income tax recovery                                     -              14,000               14,000
                                                            -------------------------------------------------------
       Loss before minority interest                            6,790,989            (262,711)           6,528,278
       Minority interest share of loss                                  -                   -                    -
                                                            -------------------------------------------------------
       Net loss                                             $   6,790,989       $    (262,711)       $   6,528,278
                                                            =======================================================
       Loss per share - basic and diluted                   $        0.09       $           -        $        0.09
                                                            =======================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

                                                                    AS PREVIOUSLY
                                                                       REPORTED          ADJUSTMENTS          AS RESTATED
      Cash flows from operating activities
        Net loss                                                    $  (6,790,989)      $     262,711        $  (6,528,278)
        Adjustments to reconcile net loss to net cash used
          in operating activities:
          Stock-based compensation                                        990,256             187,456            1,177,712
          Stock issued for other than cash                                403,949              12,449              416,398
          Fair value of extended warrants                                       -               1,230                1,230
          Depreciation and amortization                                    86,051               4,515               90,566
          Purchased in-process research and development                   493,154            (493,154)                   -
          Deferred income tax recovery                                          -             (14,000)             (14,000)
            Changes in operating assets and liabilities:
            Accounts receivable                                             1,801              (3,613)              (1,812)
            Due from related party                                        (35,098)                  -              (35,098)
            Prepaid expenses and deposits                                 (62,088)           (113,433)            (175,521)
            Inventory                                                      25,818              (2,739)              23,079
            Accounts payable and other payables                           710,146               2,560              712,706
                                                                    -------------------------------------------------------
      Net cash used in operating activities                            (4,177,000)           (156,018)          (4,333,018)
                                                                    -------------------------------------------------------

      Cash flows from financing activities
        Issuance of common stock, less share issuance costs             4,807,600              32,827            4,840,427
        Subscriptions received                                             70,000             (20,000)              50,000
        Repayment of bank loan                                           (910,025)            910,025                    -
                                                                    -------------------------------------------------------
      Net cash provided by financing activities                         3,967,575             922,852            4,890,427
                                                                    -------------------------------------------------------

      Cash flows from investing activities
        Cash acquired on acquisition of BioSync Scientific
          Pvt. Ltd                                                              -              17,557               17,557
        Acquisition of BioSync Scientific Pvt. Ltd.                      (478,152)           (937,733)          (1,415,885)
        Pre-acquisition advances to BioSync Scientific Pvt. Ltd.         (121,870)                  -             (121,870)
        Purchases of property and equipment                              (149,532)             55,620              (93,912)
        Investment advances                                               (90,000)             90,000                    -
                                                                    -------------------------------------------------------
      Net cash used in investing activities                              (839,554)           (774,556)          (1,614,110)
                                                                    -------------------------------------------------------
      Foreign exchange effect on cash                                      (7,722)              7,722                    -
                                                                    -------------------------------------------------------
      Net decrease in cash and cash equivalents                        (1,056,701)                  -           (1,056,701)
      Cash and cash equivalents, beginning                              1,573,822                   -            1,573,822
                                                                    -------------------------------------------------------
      Cash and cash equivalents, ending                             $     517,121       $           -        $     517,121
                                                                    =======================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

                                                                    AS PREVIOUSLY
                                                                       REPORTED          ADJUSTMENTS          AS RESTATED
      FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
      Revenues                                                      $       1,461       $           -        $       1,461
      Cost of sales                                                             -                 646                  646
                                                                    -------------------------------------------------------
      Gross profit                                                          1,461                (646)                 815
                                                                    -------------------------------------------------------
      Expenses
        General and administrative                                      1,171,999             198,635            1,370,634
        Research and development                                          793,757             (95,480)             698,277
        Stock-based compensation                                          140,500             178,293              318,793
        Depreciation                                                       35,050                 (57)              34,993
        Amortization of CE Mark License                                         -               4,572                4,572
        Interest expense and finance fees                                   9,236                   -                9,236
        Licenses acquired charged to operations                                 -                   -                    -
        Finance cost on convertible debentures                                  -                   -                    -
        Purchased in-process research and development                     493,154            (493,154)                   -
                                                                    -------------------------------------------------------
                                                                        2,643,696            (207,191)           2,436,505
                                                                    -------------------------------------------------------
      Loss from operations                                              2,642,235            (206,545)           2,435,690
      Gain on extinguishment of debt                                            -                   -                    -
      Interest income                                                       1,696                   -                1,696
      Gain (loss) on foreign exchange                                      (5,463)             42,166               36,703
                                                                    -------------------------------------------------------
      Loss before tax and minority interest                             2,646,002            (248,711)           2,397,291
      Deferred income tax recovery                                              -              14,000               14,000
                                                                    -------------------------------------------------------
      Loss before minority interest                                     2,646,002            (262,711)           2,383,291
      Minority interest share of loss                                           -                   -                    -
                                                                    -------------------------------------------------------
      Net loss                                                      $   2,646,002       $    (262,711)       $   2,383,291
                                                                    =======================================================
      Loss per share - Basic and diluted                            $        0.03       $           -        $        0.03
                                                                    =======================================================

      PERIOD FROM INCEPTION (JANUARY 20, 1999) TO
      FEBRUARY 28, 2007
      Revenues                                                      $       1,461       $           -        $       1,461
      Cost of sales                                                             -                 646                  646
                                                                    -------------------------------------------------------
      Gross profit                                                          1,461                (646)                 815
                                                                    -------------------------------------------------------
      Expenses
        General and administrative                                     19,242,689             203,989           19,446,678
        Research and development                                       10,413,561             (95,480)          10,318,081
        Stock-based compensation                                        5,046,506             178,293            5,224,799
        Depreciation                                                      984,547                 (57)             984,490
        Amortization of CE Mark License                                         -               4,572                4,572
        Interest expense and finance fees                                 979,171              (5,354)             973,817
        Licenses acquired charged to operations                           479,780                   -              479,780
        Finance cost on convertible debentures                            382,307                   -              382,307
        Purchased in-process research and development                   2,698,167            (493,154)           2,205,013
                                                                    -------------------------------------------------------
                                                                       40,226,728            (207,191)         (40,019,537)
                                                                    -------------------------------------------------------
      Loss from operations                                            (40,225,267)            206,545          (40,018,722)

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

                                                                    AS PREVIOUSLY
                                                                       REPORTED          ADJUSTMENTS          AS RESTATED
      Gain on extinguishment of debt                                      462,249                   -              462,249
      Interest income                                                     148,333                   -              148,333
      Gain (loss) on foreign exchange                                      45,265              42,166               87,431
                                                                    -------------------------------------------------------
      Loss before tax and minority interest                           (39,569,420)           (248,711)         (39,320,709)
      Deferred income tax recovery                                              -              14,000               14,000
                                                                    -------------------------------------------------------
      Loss before minority interest                                   (39,569,420)           (262,711)         (39,306,709)
      Minority interest share of loss                                     806,310                   -              806,310
                                                                    -------------------------------------------------------
      Net loss                                                      $ (38,763,110)      $    (262,711)       $ (38,500,399)
                                                                    =======================================================

      Cash flows from operating activities
      Net loss                                                      $ (38,763,110)      $     262,711        $ (38,500,399)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
        Stock-based compensation                                        8,699,114             187,456            8,886,570
        Stock issued for other than cash                                5,669,685              12,449            5,682,134
        Fair value of extended warrants                                   194,844               1,230              196,074
        Depreciation and amortization                                     984,547               4,515              989,062
        Purchased in-process research and development                   2,618,167            (493,154)           2,125,013
        Deferred income tax recovery                                            -             (14,000)             (14,000)
        Other non-cash items not affected by restatement                  229,271                   -              229,271
         Changes in operating assets and liabilities:
         Accounts receivable                                             (215,352)             (3,613)            (218,965)
         Due from related party                                           (35,098)                  -              (35,098)
         Prepaid expenses and deposits                                   (147,011)           (113,433)            (260,444)
         Inventory                                                         25,818              (2,739)              23,079
         Accounts payable and other payables                              954,312               2,560              956,872
                                                                    -------------------------------------------------------
       Net cash used in operating activities                          (19,784,813)           (156,018)         (19,940,831)
                                                                    -------------------------------------------------------

       Cash flows from financing activities
       Issuance of common stock, less share issuance costs             20,332,509              32,827           20,365,336
       Due to related parties                                             850,000                   -              850,000
       Proceeds from (repayments of) convertible debentures               755,000                   -              755,000
       Cash acquired in reverse acquisition                                13,824                   -               13,824
       Subscriptions received                                           1,427,310             (20,000)           1,407,310
       Common stock redemption                                           (120,000)                  -             (120,000)
       Loan payable                                                       500,000                   -              500,000
       Repayment of bank loan                                            (910,025)            910,025                    -
                                                                    -------------------------------------------------------
       Net cash provided by financing activities                       22,848,618             922,852           23,771,470
                                                                    -------------------------------------------------------

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


3.    RESTATEMENT (continued)

                                                                    AS PREVIOUSLY
                                                                       REPORTED          ADJUSTMENTS          AS RESTATED
       Cash flows from investing activities
       Cash acquired on acquisition of BioSync Scientific
         Pvt. Ltd                                                                -             17,557               17,557
       Acquisition of BioSync Scientific Pvt. Ltd.                        (478,152)          (937,733)          (1,415,885)
       Pre-acquisition advances to BioSync Scientific Pvt.
         Ltd.                                                             (121,870)                 -             (121,870)
       Acquisition of license                                             (200,000)                 -             (200,000)
       Purchases of property and equipment                              (1,409,956)            55,620           (1,354,336)
       Investment advances                                                 (90,000)            90,000                    -
                                                                    -------------------------------------------------------
       Net cash used in investing activities                            (2,299,978)          (774,556)          (3,074,534)
                                                                    -------------------------------------------------------
       Foreign exchange effect on cash                                    (246,706)             7,722             (238,984)
                                                                    -------------------------------------------------------
       Net decrease in cash and cash equivalents                           517,121                  -              517,121
       Cash and cash equivalents, beginning                                      -                  -                    -
                                                                    -------------------------------------------------------
       Cash and cash equivalents, ending                            $      517,121      $           -        $     517,121
                                                                    =======================================================

4.    PREPAID EXPENSES AND DEPOSITS

      Prepaid expenses and deposits consisted of the following at:

                                     Restated
                                     (Note 3)
                                    February 28,           May 31,
                                        2007                2006
      ------------------------------------------------------------------

      Supplier prepayments        $        282,952    $          31,608
      Other deposits                        34,556               49,527
      Other prepaid expenses                17,118                3,230
                                  --------------------------------------

                                  $        334,626    $          84,365
                                  ======================================

5.    INVENTORIES

      Inventories consisted of the following at;

                                     Restated
                                     (Note 3)
                                    February 28,           May 31,
                                        2007                2006
      ------------------------------------------------------------------

      Raw materials               $         82,426    $               -
      Work-in-progress                      70,003                    -
      Finished goods                        62,865                    -
      Packing materials                      6,429
                                  --------------------------------------

                                  $        221,723    $               -
                                  ======================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


6.    LICENSES (continued)

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

7.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at:

                                     Restated
                                     (Note 3)
                                    February 28,           May 31,
                                        2007                2006
      ------------------------------------------------------------------

      Land                        $        21,483     $               -
      Building                             12,450                     -
      Construction-in-progress             47,299                     -
      Laboratory equipment              1,836,762               990,414
      Computer equipment                  188,769               148,581
      Furniture and fixtures               94,820                62,077
      Leasehold improvements               49,158                49,158
                                  --------------------------------------
                                        2,250,741             1,250,230
      Less: accumulated
        depreciation                   (1,110,840)             (911,444)
                                  --------------------------------------

                                  $     1,139,901     $         338,786
                                  ======================================

      Depreciation expense for the nine months ended February 28, 2007 was $85,994 (2006 - $118,885).

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


8.    STOCKHOLDERS' EQUITY (continued)

      (a)   Common Stock (continued)

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


8.    STOCKHOLDERS' EQUITY (continued)

      (a)   Common Stock (continued)

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------


8.    STOCKHOLDERS' EQUITY (continued)

      (b)   Warrants

            The following table summarizes information about the warrants issued by the Company during the nine months ended February 28, 2007:

                                                                      Weighted
                                                                       Average
                                                        Number of     Exercise
                                                         Shares        price
                                                      --------------------------

            Balance, May 31, 2006  - Regular           10,689,491    $     0.46
            Balance, May 31, 2006 - Series "A"          5,358,220          0.65
            Balance, May 31, 2006 - Series "B"          3,904,998          0.70
            Balance, May 31, 2006 - Series "C"            229,305          0.66
                                                      --------------------------

            Balance, May 31, 2006                      20,182,014          0.55
                                                      --------------------------

            Regular:
              Issued - private placement               10,310,000          0.75
              Issued - finder's fee                       150,000          0.75
              Issued - services                           100,000          0.60
              Exercised                                (1,191,500)         0.11
              Expired                                    (441,800)         0.71
            Series "A":
              Expired                                  (3,904,998)         0.65
              Exercised                                  (361,111)         0.66
            Series "C":
              Exercised                                  (110,000)         0.66
                                                      --------------------------

            Balance, February 28, 2007  - Regular      19,616,191          0.63
            Balance, February 28, 2007 - Series "A"     1,092,111          0.66
            Balance, February 28, 2007 - Series "B"     3,904,998          0.70
            Balance, February 28, 2007 - Series "C"       119,305          0.66
                                                      --------------------------

            BALANCE, FEBRUARY 28, 2007                 24,732,605    $     0.64
                                                      ==========================

            During the nine months ended February 28, 2007, the board of directors approved an extension to the expiry date of the following outstanding warrants:

             Number of Warrants              From                   To
             ------------------              ----                   --
                    71,429             September 8, 2006       March 8, 2007
                   500,000             October 24, 2006        April 24, 2007
                 1,000,000             November 5, 2006        May 5, 2007

            As a result of the warrant extensions, the Company recognized $976 and $254 of public relations expense and finance fees, respectively.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

            The following assumptions were used in determining stock - based compensation costs under the Black-Scholes option pricing model:

                                                                              Nine months ended
                                                                                  February
                                                                              2007         2006
            -------------------------------------------------------------------------------------
            Expected volatility                                              132.16%       88.87%
            Risk-free interest rate                                            5.01%        3.50%
            Expected life (years)                                               5.0          5.0
            Dividend yield                                                      Nil          Nil
            Weighted average fair value of options granted                    $0.58        $0.47
            -------------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

            A summary of the weighted average fair value of stock options granted during the nine months period ended February 28, 2007 is as follows:

            -----------------------------------------------------------------------------------------
                                                                             Weighted      Weighted
                                                                              Average       Average
                                                                             Exercise         Fair
                                                                               Price          Value
            -----------------------------------------------------------------------------------------
            Exercise price equals market price at grant date:                $   0.66       $   0.66

            Exercise price greater than market price at grant date:          $      -       $      -

            Exercise price less than market price at grant date:             $      -       $      -
            =========================================================================================

            A summary of the weighted average fair value of stock options granted during the nine months ended February 28, 2006 is as follows:

            -----------------------------------------------------------------------------------------
                                                                             Weighted      Weighted
                                                                              Average       Average
                                                                             Exercise         Fair
                                                                               Price          Value
            -----------------------------------------------------------------------------------------
            Exercise price equals market price at grant date:                $      -       $      -

            Exercise price greater than market price at grant date:          $   0.85       $   0.84

            Exercise price less than market price at grant date:             $   0.28       $   0.57
            =========================================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

8.    STOCKHOLDERS' EQUITY (continued)

      (c)   Stock Options (continued)

            A summary of employee stock options information for the nine months ended February 28, 2007 is as follows:

            ---------------------------------------------------------------------------------------
                                                                                 Weighted Average
                                                                     Shares       Exercise Price
            ---------------------------------------------------------------------------------------

             Options outstanding, May 31, 2006                    16,385,000         $     0.46
             Options granted                                         570,000               0.66
             Options exercised                                      (285,000)              0.19
             Options expired                                        (325,000)              0.57
            ---------------------------------------------------------------------------------------

             OPTIONS OUTSTANDING,
             FEBRUARY 28, 2007                                    16,345,000         $     0.46
            =======================================================================================

            The following summarizes information about the stock options outstanding and exercisable at February 28, 2007:

                                   Options Outstanding                           Options Exercisable
            ---------------------------------------------------------------  ---------------------------
                                                 Weighted
                                                 Average        Weighted                      Weighted
                Range of        Number of       Remaining       Average        Number of      Average
                Exercise         Options       Contractual      Exercise        Options       Exercise
                 Prices        Outstanding      Life (yr)        Price        Exercisable      Price
            --------------------------------------------------------------------------------------------
                 $0.17            700,000          1.65          $0.17           700,000       $0.17
                 $0.20          1,315,000          2.96          $0.20         1,315,000       $0.20
                 $0.21            500,000          1.15          $0.21           500,000       $0.21
                 $0.30          1,995,000          2.52          $0.30         1,995,000       $0.30
                 $0.40          3,875,000          4.19          $0.40         3,875,000       $0.40
                 $0.50            350,000          1.13          $0.50           350,000       $0.50
                 $0.55            750,000          1.12          $0.55           750,000       $0.55
                 $0.56             50,000          4.59          $0.56            25,000       $0.56
                 $0.60          5,600,000          5.94          $0.60         3,850,000       $0.60
                 $0.64             50,000          4.42          $0.64            50,000       $0.64
                 $0.67            400,000          4.29          $0.67           250,000       $0.67
                 $0.75            200,000          4.15          $0.75           200,000       $0.75
                 $0.80            160,000          3.76          $0.80           160,000       $0.80
                 $0.85            150,000          3.97          $0.85           150,000       $0.85
                 $1.00            200,000          0.22          $1.00           200,000       $1.00
                 $1.10             50,000          3.73          $1.10            50,000       $1.10
            --------------------------------------------------------------------------------------------

             $0.17 - $1.10     16,345,000          4.02          $0.46        14,420,000       $0.44
            ============================================================================================

            Stock based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

10.   COMMITMENTS AND CONTINGENCIES

      (a) The Company has obligations under a long-term premises lease that expire in December 2010. The aggregate minimum rent payments for the next four annual periods ending February 28 are as follows:

               2008                                   $    105,511
               2009                                        105,511
               2010                                        105,511
               2011                                         87,926
                                                     --------------
               Total                                  $    404,459
                                                     ==============

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

11.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consisted of the following:

                                                            Restated                               Restated
                                                        Nine Months Ended                      Three Months Ended
                                                           February 28,                          February 28,
                                                    2007                2006              2007                2006
                                              ----------------------------------------------------------------------------
      Legal                                    $      389,435       $      354,815   $      143,260       $      148,239
      Public relations, financing and
         corporate development                        810,302            1,841,068          345,519              527,991
      Management fees                                 618,257              406,445          225,537              138,504
      Consulting                                      358,224              288,773          253,671               59,529
      Audit                                           148,974              230,776           22,789              123,645
      Operating expenses                              925,415              614,254          379,858              219,503
                                              ----------------------------------------------------------------------------
                                               $    3,250,607       $    3,736,131   $    1,370,634   $        1,217,411
                                              ============================================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

11.   GENERAL AND ADMINISTRATIVE EXPENSES (continued)

      General and administrative expenses included the following amortized deferred compensation:

                                                        Nine Months Ended                      Three Months Ended
                                                           February 28,                          February 28,
                                                    2007                2006              2007                2006
                                              ----------------------------------------------------------------------------
      Amortized deferred compensation in:
        -  Public relations, financing
             and corporate development         $      124,151       $    1,109,679   $            -       $      301,948
        -  Consulting                                  51,974              176,529           39,819               27,083
                                              ----------------------------------------------------------------------------
                                               $      176,125       $    1,286,208   $       39,819       $      329,031
                                              ============================================================================

12.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Restated

                                                               Restated
                                                              Period from
                                                               inception
                                                              (January 20,              Nine months ended
                                                                1999) to                   February 28,
                                                              February 28,
                                                                 2007                2007                2006
                                                          ---------------------------------------------------------

      SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for interest                              $        44,922     $      11,041       $           -
                                                          =========================================================
        Cash paid for income taxes                          $             -     $           -       $           -
                                                          =========================================================

      SUPPLEMENTAL NON-CASH INVESTING
        AND FINANCING ACTIVITIES:
        Debt settlement with shares                         $       621,375     $           -       $           -
                                                          =========================================================
        Gain on extinguishment of debt                      $       462,249     $           -       $           -
                                                          =========================================================
        Conversion of convertible debentures
            and accrued interest to common shares           $       740,810     $           -       $     740,810
                                                          =========================================================
        Shares issued for services                          $     4,069,712     $     711,815       $     623,417
                                                          =========================================================
        Warrants issued for services                        $     3,706,553     $      16,062       $   1,264,518
                                                          =========================================================

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

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

                                                   Canada          India            Israel           Total
                                               -----------------------------------------------------------------
      2007
      Net revenue                               $          -    $       1,461    $          -    $       1,461
      Gross profit                                         -              815               -              815
      Depreciation and amortization                   72,486            9,308           8,772           90,566
      Net loss                                     5,738,464           87,089         702,725        6,528,278

      AS AT FEBRUARY 28, 2007
      Total assets                                   820,726        2,631,066         272,102        3,723,894
      Additions to property and equipment            120,479            1,758          27,654          149,891
      License                                              -        1,416,711               -        1,416,711





MIV THERAPEUTICS INC.
(A development stage company)
Notes to Amended Consolidated Financial Statements
February 28, 2007
(Unaudited)
--------------------------------------------------------------------------------

14.   SEGMENTED INFORMATION (continued)

      2006
      Net revenue                               $          -    $           -    $          -    $           -
      Gross profit                                         -                -               -                -
      Depreciation and amortization                  114,323                -           4,562          118,885
      Net loss                                     5,418,506                -         331,534        5,750,040

      AS AT FEBRUARY 28, 2006
      Total assets                                 2,862,613                -         254,435        3,117,048
      Additions to property and equipment            148,600                -          22,069          170,669
      License                                              -                -               -                -

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

BUSINESS EXPANSION
------------------

Equipment
---------


Major equipment purchases planned for 2007 include coating chambers for use for cardiovascular and orthopedic applications, specialized laboratory equipment with focus on drug application and analysis of drug eluting profiles.


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


As of February 28, 2007, total costs of $90,000 which represents consulting fees incurred as a result of the proposed acquisition have been charged to operations.


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


The acquisition was accounted for under the purchase method with the fair value of the consideration paid being allocated to the identifiable assets and liabilities of BioSync Scientific as of February 16, 2007.

Under the terms of the agreement in principle dated October 17, 2006, and the amending agreement dated February 16, 2007 (collectively the "Agreement"), in consideration for the acquisition of the shares of BioSync Scientific, the Company issued 50,000 shares of the Company's common stock with an estimated fair value of $33,000 and paid $500,000 to the vendors. As a further condition of the Agreement, the Company was required to satisfy any and all bank indebtedness of BioSync Scientific.

Management originally recorded the acquisition of BioSync Scientific at a purchase price of $900,000 and allocated the purchase price in excess of the net assets acquired to purchased in-process research and development. This amount was $493,154 and was charged to operations. Management adjusted the purchase price to $1,943,885 and allocated the purchase price in excess of the net assets acquired of $1,421,283 to the CE Mark License. Refer to Note 3 to the Amended Consolidated Financial Statements included in Item 1 in this Form 10-QSB/A for a detail analysis of the restatement and explanations regarding the adjustments in the schedule below.

The 750,000 common shares to be issued on the condition of receiving the CE Mark License, which BioSync Scientific obtained in November 2006, with an estimated fair value of $495,000 were included in the purchase price since the license was obtained prior to the acquisition date. The 800,000 common shares due for the acquisition of BioSync Scientific have been included in common stock issuable at February 28, 2007 and were issued in March 2007.

The fair values of the assets acquired and liabilities assumed, as originally reported and restated, effective February 16, 2007 were as follows:

                                                 As previously
                                                   Reported     Adjustments   As restated
Cash and cash equivalents                         $    21,848  $    (4,291)   $    17,557
Prepaid expenses and other current assets             223,690     (148,950)        74,740
Inventory                                             665,524     (420,722)       244,802
Property and equipment                                683,011      110,186        793,197
In-process research and development                   493,154     (493,154)             -
CE Mark License                                             -    1,421,283      1,421,283
                                                  ---------------------------------------
                                                    2,087,227      464,352      2,551,579

Accounts payable and other current liabilities       (155,332)      (6,492)      (161,824)
Advances from MIV Therapeutics Inc.                  (121,870)           -       (121,870)
Bank indebtedness                                    (910,025)     910,025              -
Deferred income tax liability                               -     (324,000)      (324,000)
                                                  ---------------------------------------

Fair value of net assets acquired                 $   900,000  $ 1,043,885    $ 1,943,885
                                                  =======================================

Consideration paid:
     Cash                                         $   500,000  $         -    $   500,000
     800,000 shares of restricted common stock        400,000      128,000        528,000
     Assumption of bank indebtedness                        -      908,351        908,351
     Acquisition costs                                      -        7,534          7,534
                                                  ---------------------------------------

                                                  $   900,000  $ 1,043,885    $ 1,943,885
                                                  =======================================


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


Discussion and Analysis of Financial Condition
----------------------------------------------

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the nine and three months ended February 28, 2007, the Company posted a loss from operations of $6,567,280 and $2,435,691 respectively, and a net loss of $6,528,278 and $2,383,291, respectively, compared to a net loss of $5,750,040 for the nine months ended February 28, 2006 and $1,806,555 for the three months ended February 28, 2006. Most of the difference in net loss are attributable to an increase in research and development expenses during the period.

The working capital surplus decreased by $1,428,397 from $1,521,384 as of May 31, 2006 to $92,987 as at February 28, 2007. The decrease in the working capital at February 28, 2007 was due primarily to less cash generated from private placements and exercise of warrants and options during the period.


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

RESULTS OF OPERATIONS

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2006

General and Administrative Expenses
-----------------------------------


General and administrative expenses decreased $485,524 to $3,250,607 during the nine months ended February 28, 2007 compared to $3,736,131 during the nine months ended February 28, 2006. The major cause for the decline is the decrease in the amortization of deferred compensation charged to public relations and consulting expenses which totaled approximately $176,000 in 2007 compared to approximately $1.3 million in 2006. Deferred compensation consisted of the fair value of shares and warrants issued for services. Other general and administrative expenses increased due primarily to costs associated with investigations of, and due diligence related to, strategic business alliances and clinical trials and legal costs attributed to additional regulatory filings and strategic alliance proposals. Management fees increased in 2007 as a result of certain executive agreements not in place during the corresponding period in 2006 as well as annual salary increases for the Company's officers.


Research and Development Expenses
---------------------------------


Research and development expenses increased $906,625 to $2,304,665 during the nine months ended February 28, 2007 compared to $1,398,040 during the nine months ended February 28, 2006. The increase in 2007 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials, increased expenses on outside testing, the recognition of share-based awards granted to research personnel and the hiring of 5 new employees to complement the Company's R&D team.


THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2006

General and Administrative Expenses
-----------------------------------


General and administrative expenses increased $153,223 to $1,370,634 during the three months ended February 28, 2007 compared to $1,217,411 during the three months ended February 28, 2006. The reason for the increase is primarily the significant increases in management and consulting fees and operating expenses which were offset by lower accounting and public relations costs. The Company has in place certain executive and consulting agreements that did not exist during the corresponding period in 2006.


Research and Development Expenses
---------------------------------


Research and development expenses increased $142,555 to $698,278 during the three months ended February 28, 2007 compared to $555,723 during the three months ended February 28, 2006. The increase in 2007 resulted primarily from the Company's increase in research and development expenses which included payments to the Collaborative Research Agreement, increased expenses in R&D materials for pre-clinical trials, increased expenses on outside testing and the recognition of share-based awards granted to research personnel.


Liquidity and Capital Resources
-------------------------------


Since inception, the Company has financed its operations from private financings, the proceeds from the exercise of warrants and options, and interest income. The company had a working capital surplus of $92,987 at February 28, 2007.


Financing
---------


Net cash provided by financing activities was $4,890,427 in the nine months ended February 28, 2007, compared to $5,859,352 in the nine months ended February 28, 2006. The Company was able to raise these funds through private placements and from exercises of warrants.


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


BECAUSE WE HAVE LIMITED REVENUES FROM OPERATIONS, SUBSTANTIALLY ALL OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCING AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

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

WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING.

As of February 28, 2007, we currently have options and warrants outstanding to purchase 41,077,605 shares of our common stock. The exercise prices for these options and warrants range from $0.17 to $1.55 per share. The number of options and warrants outstanding, and their relative exercise prices, may have the effect of suppressing our per share price and, if exercised, will dilute the ownership of existing shareholders.

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the reporting period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that during the quarterly period covered by this report, our disclosure controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles ("GAAP") as more fully described below. This was due to deficiencies that existed in the design and operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Subsequent to the issuance of our report on Form 10-QSB for the quarterly period ended February 28, 2007, management determined that our interim consolidated financial statements as of and for the periods ended February 28, 2007 should be revised to correct the amounts reported in connection with the acquisition of BioSync. We originally recorded the acquisition of BioSync at a purchase price of $900,000 with $493,154 recorded as purchased in-process research and development, which was concurrently charged to operations. Upon further reflection, we discovered that we did not correctly apply SFAS No. 141, "Business Combinations". As such, we adjusted the purchase price to $1,943,885 and recorded $1,421,283 of the acquisition price to BioSync's CE Mark License which allows BioSync to produce and sell stents in India. Additionally, certain expenditures were incorrectly recorded and inconsistent assumptions were used in determining the estimated fair values of share-based awards during the quarter ended February 28, 2007. Amendment no. 1 to Form 10-QSB for the period ended February 28, 2007 was filed with the SEC on October 23, 2007 to reflect the restatement. This amendment no. 2 to Form 10-QSB has been filed to provide additional disclosure regarding the restatement and to reflect the individual line items in the financial statements that were affected by the restatement.

As a result of the misapplication of U.S. GAAP as described above, management has concluded that our internal control over financial reporting was not effective at February 28, 2007.

REMEDIATION OF MATERIAL WEAKNESSES. In an effort to address these weaknesses, we will improve the supervision and training for our accounting personnel and have hired a Vice President of Finance who is experienced in the financial reporting function. We will also be implementing additional procedures to more formally review our classification and consolidating entries and consolidated financial statements, we are reviewing our existing internal accounting controls and procedures to identify areas that could be improved, and an independent accounting firm will be conducting a monthly review of BioSync's trial balance to ensure the figures are reported under U.S. generally accepted accounting principles. We will continue these efforts, and make any further changes determined to be appropriate, until management is satisfied the material weaknesses that resulted in the amendments disclosed in this report no longer exist.

Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  December 4, 2007                     MIV Therapeutics, Inc.


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