Form 10-K/A
period 2007-05-31
MIV THERAPEUTICS INC
filed 2007-12-05
CIK 1083011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

The Company is filing this Amendment No. 1 to its Form 10-K for the year ended
May 31, 2007 to amend Item 7, Management's Discussion and Analysis of Financial
Condition and Results of Operations, to include a discussion regarding our revenues attributed to our acquisition of BioSync Scientific Pvt. Ltd. on February 16, 2007,
Item 8, Financial Statements and Supplementary Data, to present stock-based compensation under appropriate captions and to include all required audit reports of independent registered accounting firms, and Item 9A, Controls and Procedures, to provide further discussion regarding the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K which was originally prepared and relates to the Company as of May 31, 2007. However, this Form 10-K/A only amends the Items described above and no attempt has been made to modify or update other disclosures presented in the Form 10-K. Accordingly, except for the foregoing amended information, this Form 10-K/A continues to speak as of
August 29, 2007 (the original filing date of the Form 10-K), and does not reflect any events occurring after the filing of our Form 10-K and does not modify or update those disclosures affected by other subsequent events except for Note 16(c)
to the consolidated financial statement footnotes. Unless otherwise stated, the information in this Form 10-K/A, not affected by such current restatements, is unchanged and reflects the disclosures made at the time of the original filing.

                             MIV THERAPEUTICS, INC.

                                    FORM 10-K/A
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

BioSync Scientific's manufacturing facility is located in Surat, Gujarat, India, and is approximately 8,325 square feet including manufacturing area, BioSync
Scientific's employees approximately 56 and contains micro biology labs, and administrative offices and a manufacturing capacity to manufacture 7,600 stents per month, 3,000 inflation devices and 10,000 Y connectors. BioSync Scientific's manufacturing facilities are ISO 9001 and ISO 13485 certified. All the products manufactured are CE certified. BioSync Scientific's products are marketed worldwide through distribution channels and its major markets include India,
Turkey, Greece, Italy, Egypt and Argentina.

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

Currently, only two brands of drug-coated stent are available in the United
States: Taxus(TM) Paclitaxel-eluting stent, which is made by Boston Scientific, and Johnson & Johnson's Cypher(TM) Sirolimus-eluting stent, which is coated with a polymer made by Eden Prairie-based SurModics Inc. Both were extensively studied in clinical trials and received CE mark approvals in Europe prior to FDA approval.

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

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol "MIVT". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

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

Discussion of Operations for the year ended May 31, 2007 compared to May 31,
----------------------------------------------------------------------------
2006
----

Revenues

In the year ended May 31, 2007, we had revenues of $191,490 from the sale of products by BioSync, which we acquired in February 2007.
We have not generated any revenues in any prior period and there can be no assurance that we will generate any significant revenues in the future.

General & Administrative Expenses

General and administrative expenses increased to $6,595,471 in the year ended
May 31, 2007, from $6,138,912 in the year ended May 31, 2006. The majority of the overall increase is attributed to the significant increase in management fees which related to the estimated fair value of stock options granted in 2007 being higher those granted in 2006 as well as increasing travel and overhead costs. The significant reduction in investor relations arose from the reduction of warrants issued for such services in 2007. Other factors contributing to the overall increase were the increase in legal fees related to more corporate activity, and a decrease in audit fees.

The following table compares the General and Administrative expenses for the years ended May 31, 2007 and 2006:

                                               2007            2006     Increase/(Decrease)      %Increase/(Decrease)
                                               ----            ----     -------------------      --------------------

Legal                                    $  517,063      $  426,776                $ 90,287                       21%
Public Relations, Financing and
Corporate Development                     1,235,456       2,657,383              (1,421,927)                     (54%)
Management Fees                           2,533,989       1,453,613               1,080,376                       74%
Consulting                                  655,319         503,602                 151,717                       30%
Audit                                       158,155         281,620                (123,465)                     (44%)
Operating Expenses                        1,495,489         815,918                 679,571                       83%
-------------------------------------------------------------------------------------------
Total                                    $6,595,471      $6,138,912                $456,559                        7%
--------------------------------------------------------------------

Research & Development Expenses

Research and development costs increased during the year ended May 31, 2007 to
$3,730,570 compared to $2,792,251 for the year ended May 31, 2006. The increase in 2007 resulted primarily from the addition of several R&D people, the estimated fair value of additional stock option grants and increased payments to outside companies for testing.

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
       ================================================================================================

Discussion of Operations for the year ended May 31, 2006 compared to May 31,
----------------------------------------------------------------------------
2005
----

General & Administrative Expenses

General and administrative expenses increased to $6,138,912 during the year ended May 31, 2006, compared to $2,720,260 for the year ended May 31, 2005. The majority of the overall increase is attributable to the amortization of warrants granted for public relations, financing and corporate development, the estimated fair value of stock options granted to directors and employees, the significant increase in press releases, and increased operating expenses resulting from our advanced testing. Legal and audit expenses increased primarily as a result of the proposed acquisition of SMT. Consulting expenses decreased in 2006 because no stock options were granted to consultants during the current year.

The following table compares the General and Administrative expenses for the years ended May 31, 2006 and 2005:

                                               2006            2005     Increase/(Decrease)     %Increase/(Decrease)
                                               ----            ----     -------------------     --------------------

Legal                                    $  426,776      $  195,379              $  231,397                     118%
Public Relations, Financing and
Corporate Development                     2,657,383         935,337               1,722,046                     184%
Management Fees                           1,453,613         261,883               1,191,730                     455%
Consulting                                  503,602         793,426                (289,824)                    (36%)
Audit                                       281,620          51,110                 230,510                     451%
Operating Expenses                          815,918         483,125                 332,793                      69%
Total                                    $6,138,912      $2,720,260              $3,418,652                     126%

Research & Development Expenses

Research and development costs increased during the year ended May 31, 2006 to
$2,792,251 compared to $1,578,408 for the year ended May 31, 2005. The increase in 2006 resulted primarily from the Company's advanced research and development in its coating technology which included animal trials performed during the year, expansion of its technology portfolio, the addition of several R&D people and the estimated fair value of options granted to certain consultants. In addition, quarterly payments were being made for the collaborative research agreement which started in the middle of the last fiscal year and continued
for the whole of the current fiscal year.

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

Cash Requirements and Need for Additional Funding

To date, the Company has invested approximately $11 million in research and development of its stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. The Company also has developed strong research collaborations with the University of British Columbia for its proprietary stent coatings and has implemented an aggressive in-house product development program.

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
- an amendment of ARB No. 43, Chapter 4.

/s/ Ernst & Young LLP
Chartered Accountants

Vancouver, Canada
July 16, 2007, except for
Notes 16 (b) and (c) which are as of November 13, 2007

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

                                      F-2

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

                                      F-3

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

                                      F-4

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

"Morgan & Company"
Chartered Accountants

Vancouver, Canada
September 23, 2005

                                      F-5

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Balance Sheets
As at May 31, 2007 and 2006
(Expressed in US dollars)
(Basis of Presentation - Note 1)
		2007	2006

ASSETS
Current assets
Cash and cash equivalents		$473,419	$1,573,822
Accounts receivable		50,829	56,902
Employee advances - current portion (Note 10)		20,432	-
Prepaid expenses and deposits (Note 3)		423,396	84,365
Inventories (Note 4)		563,684	-
Total current assets		1,531,760	1,715,089
Employee advances (Note 10)		14,343	-
Property and equipment, net (Note 6)		1,311,583	338,786
CE Mark License (Note 7)		1,389,279	-
Total assets		$4,246,965	$2,053,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable and other payables (Note 10)		$1,617,358	$185,624
Related party loan (Note 10)		100,000	-
Loan payable (Note 15)		525,000	-
Deferred lease inducement - current portion (Note 12)		8,081	8,081
Total current liabilities		2,250,439	193,705
Deferred lease inducement (Note 12)		19,529	27,609
Deferred income tax liability (Note 11)		297,000	-

Total liabilities		$2,566,968	221,314
Commitments and contingencies (Notes 5 and 12)

Stockholders' Equity
Common stock (Note 8)
Authorized:
230,000,000	common shares with a par value of $0.001
20,000,000	preferred shares with a par value of $0.001
Issued and outstanding:
83,785,056	common shares at May 31, 2007 and
68,359,964	common shares at May 31, 2006	83,785	68,360
Additional paid-in capital		42,329,385	33,214,382
Deferred compensation		(320,579)	(199,569)
Common stock issuable		1,411,489	74,000
Deficit accumulated during the development stage		(41,627,415)	(31,127,944)
Accumulated other comprehensive loss		(196,668)	(196,668)
Total stockholders' equity		1,679,997	1,832,561
Total liabilities and stockholders' equity		$4,246,965	$2,053,875
The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Operations and Other Comprehensive Loss
Years Ended May 31, 2007 and 2006
(Expressed in US dollars)
	Period
	from
	inception
	(January 20
	1999) to
	May 31,
	2007	2007	2006	2005

Revenue	$191,490	$191,490	$-	$-
Cost of sales	147,140	147,140
Gross profit	44,350	44,350
Expenses
General and administrative (Notes 10 and 13)	26,961,301	6,595,471	6,138,912	2,720,260
Research and development	11,925,072	3,730,570	2,792,251	1,578,408
Depreciation and amortization	994,900	96,404	143,754	176,453
Interest expense and finance fees (Note 8(b))	1,025,457	99,943	87,037	-
Licenses acquired charged to operations	479,780	-	-	-
Finance cost on convertible debentures	382,307	-	-	382,307
Purchased in-process research and development	2,205,013	-	-	1,701,585
	43,973,830	10,522,388	9,161,954	6,559,013

Loss from operations	(43,929,480)	(10,478,038)	(9,161,954)	(6,559,013)
Gain on extinguishment of debt	462,249	-	-	-
Interest income	150,524	13,085	82,511	5,161
Gain (loss) on foreign exchange	11,805	(61,518)	(15,392)	(55,030)

Loss for the year before tax and minority interest	(43,304,902)	(10,526,471)	(9,094,835)	(6,608,882)
Deferred income tax recovery	27,000	27,000	-	-

Loss for the year before minority interest	(43,277,902)	(10,499,471)	(9,094,835)	(6,608,882)
Minority interest share of loss	806,310	-	-	-

Net loss	$(42,471,592)	$(10,499,471)	$(9,094,835)	$(6,608,882)

Other comprehensive Income (loss)
Foreign currency translation	(196,668)	-	(10,573)	(23,980)
Comprehensive loss	$(42,668,260)	$(10,499,471)	$(9,105,408)	$(6,632,862)

Loss per common share
- basic and diluted	$(1.32)	$(0.15)	$(0.14)	$(0.15)

Weighted average number of common
shares outstanding
- basic and diluted	32,232,707	70,582,906	63,454,536	42,881,975

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$
Balance, January 20, 1999	-	-	-	-	-	-	-	-
Issuance of common stock for cash	12,217,140	12,217	920,826	-	-	-	-	933,043
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	45,676	-	-	45,676
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	(179,544)	(179,544)

Balance, May 31, 1999	12,217,140	12,217	920,826	-	45,676	-	(179,544)	799,175
Issuance of common stock:								-
- for cash	828,350	828	693,392	-	-	-	-	694,220
- for services rendered	420,000	420	287,700	-	-	-	-	288,120
- for settlement of agreement	99,500	100	68,157	-	-	-	-	68,257
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	210,487	-	-	210,487
Subscriptions received	-	-	-	-	249,800	-	-	249,800
Stock options granted	-	-	54,600	(54,600)	-	-	-	-
Amortization of stock-based
compensation	-	-	-	23,780	-	-	-	23,780
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(731)	-	(731)
Net loss	-	-	-	-	-	-	(1,602,492)	(1,602,492)

Balance, May 31, 2000	13,564,990	13,565	2,024,675	(30,820)	505,963	(731)	(1,782,036)	730,616

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$
Balance, May 31, 2000	13,564,990	13,565	2,024,675	(30,820)	505,963	(731)	(1,782,036)	730,616
Issuance of common stock:
- for cash	1,865,000	1,865	1,660,235	-	-	-	-	1,662,100
- for settlement of agreement	62,000	62	42,470	-	-	-	-	42,532
- for conversion of subscription
receivable	269,800	270	249,530	-	(249,800)	-	-	-
Common shares issuable	-	-	-	-	53,100	-	-	53,100
Subscriptions received	-	-	-	-	57,825	-	-	57,825
Stock options granted	-	-	112,600	-	-	-	-	112,600
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	25,147	-	-	25,147
Amortization of stock-based
compensation	-	-	-	20,183	-	-	-	20,183
Beneficial conversion on related
party loan	-	-	850,000	-	-	-	-	850,000
Comprehensive income:
Foreign currency translation adjustment	-		-	-	-	30,027	-	30,027
Net loss	-		-	-	-	-	(3,911,601)	(3,911,601)
								-
Balance prior to recapitalization	15,761,790	15,762	4,939,510	(10,637)	392,235	29,296	(5,693,637)	(327,471)
Minority interest of M-I Vascular
Innovations, Inc.	(6,751,790)	(6,752)	(1,906,150)	-	(392,235)	-	1,744,526	(560,611)

Total relating to final M-I Vascular
Innovations, Inc., May 15, 2001	9,010,000	9,010	3,033,360	(10,637)	-	29,296	(3,949,111)	(888,082)
DBS Holdings, Inc. (MIV Therapeutics,
Inc.) shareholders at May 15, 2001	11,085,500	11,086	150,104	-	-	-	(193,910)	(32,720)
Share redemption pursuant to share
exchange and financial agreement	(5,500,000)	(5,500)	(150,104)	-	-	-	(64,396)	(220,000)
Subscriptions received	-	-	-	-	1,070,000	-	-	1,070,000
Balance, May 31, 2001	14,595,500	14,596	3,033,360	(10,637)	1,070,000	29,296	(4,207,417)	(70,802)

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$
Balance, May 31, 2001	14,595,500	14,596	3,033,360	(10,637)	1,070,000	29,296	(4,207,417)	(70,802)
Issuance of common stock:
- for subscription received	713,333	713	1,069,287	-	(1,070,000)	-	-	-
- for cash	35,000	35	52,465	-	-	-	-	52,500
- for settlement of related party loan	1,133,333	1,133	848,867	-	-	-	-	850,000
- for finders' fees	113,334	113	236,755	-	-	-	-	236,868
- for services rendered	75,000	75	164,925	-	-	-	-	165,000
Stock option granted	-	-	2,552,073	(322,439)	-	-	-	2,229,634
Amortization of stock-based
compensation	-	-	-	248,331	-	-	-	248,331
Subscriptions received	-	-	-	-	256,066	-	-	256,066
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(56,211)	-	(56,211)
Net loss	-	-	-	-	-	-	(3,929,466)	(3,929,466)
Balance, May 31, 2002	16,665,500	16,665	7,957,732	(84,745)	256,066	(26,915)	(8,136,883)	(18,080)
Issuance of common stock:
- for cash	2,452,523	2,453	892,305	-	-	-	-	894,758
- for services rendered	1,789,777	1,790	538,251	(13,333)	-	-	-	526,708
- for license fee	750,000	750	248,677	-	-	-	-	249,427
- for subscriptions received	640,165	640	193,499	-	(256,066)	-	-	(61,927)
- for settlement of debt	235,294	235	110,600	-	-	-	-	110,835
- in exchange of M-I shares	2,043,788	2,044	639,299	-	-	-	(642,042)	(699)
Stock option granted	-	-	257,032	(5,975)	-	-	-	251,057
Subscriptions received	-	-	-	-	31,244	-	-	31,244
Warrants issued for services	-	-	659,673	(29,341)	-	-	-	630,332
Amortization of stock-based								-
compensation	-	-	-	84,745	-	-	-	84,745
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(24,834)	-	(24,834)
Net loss	-	-	-	-	-	-	(3,173,411)	(3,173,411)
Balance, May 31, 2003	24,577,047	24,577	11,497,068	(48,649)	31,244	(51,749)	(11,952,336)	(499,845)

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$

Balance, May 31, 2003	24,577,047	24,577	11,497,068	(48,649)	31,244	(51,749)	(11,952,336)	(499,845)
Issuance of common stock:
- for private placements and
subscriptions	9,423,079	9,423	3,558,439	-	(31,244)	-	-	3,536,618
- for services	2,394,456	2,395	1,145,731	(525,750)	-	-	-	622,376
- for settlement of debt	100,000	100	11,900	-	-	-	-	12,000
- in exchange of M-I shares	1,398,411	1,398	502,030	-	-	-		503,428
- for warrants exercised	2,100,000	2,100	408,900	-	-	-	-	411,000
- for options exercised	100,000	100	33,400	-	-	-	-	33,500
Stock option granted to consultants	-	-	59,976	-	-	-	-	59,976
Warrants issued for services			814,798	(505,938)				308,860
Amortization of deferred compensation	-	-	-	889,962	-	-	-	889,962
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(110,366)	-	(110,366)
Net loss	-	-	-	-	-	-	(3,471,891)	(3,471,891)

Balance, May 31, 2004	40,092,993	40,093	18,032,242	(190,375)	-	(162,115)	(15,424,227)	2,295,618

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$

Balance, May 31, 2004	40,092,993	40,093	18,032,242	(190,375)	-	(162,115)	(15,424,227)	2,295,618
Issuance of common stock:
- for share subscriptions	904,215	904	217,499	-	-	-	-	218,403
- for exercise of warrants	2,320,710	2,321	605,064	-	-	-	-	607,385
- for exercise of options	75,000	75	22,425	-	-	-	-	22,500
- for services	1,904,703	1,905	543,123	(194,968)	74,000	-	-	424,060
- for finder's fee on private placements
completed in prior year	10,000	10	(10)	-	-	-	-	-
- in exchange of M-I shares (Note 12(c))	3,209,399	3,209	613,376	-	-	-	-	616,585
- for acquisition of SagaX (Note 12(b))	2,000,000	2,000	938,000	-	65,000	-	-	1,005,000
Fair value of warrants attached to Convertible debentures	-	-	48,920	-	-	-	-	48,920
Warrants issued for services	-	-	917,164	(917,164)	-	-	-	-
Stock options granted	-	-	155,978	-	-	-	-	155,978
Amortization of deferred compensation	-	-	-	746,369	-	-	-	746,369
Beneficial conversion feature of convertible debentures	-	-	289,800	-	-	-		289,800
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(23,980)	-	(23,980)
Net loss	-	-	-	-	-	-	(6,608,882)	(6,608,882)

Balance, May 31, 2005	50,517,020	50,517	22,383,581	(556,138)	139,000	(186,095)	(22,033,109)	(202,244)

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated
						Other	Deficit	Total
						Compre-	Accumulated	Stock-
			Additional	Deferred	Common	hensive	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	Income	Development	Equity
	Shares	Amount	Capital	sation	Issuable	(Loss)	Stage	(Deficit)
		$	$	$	$	$	$	$

Balance, May 31, 2005	50,517,020	50,517	22,383,581	(556,138)	139,000	(186,095)	(22,033,109)	(202,244)
Issuance of common stock:
- for share subscriptions - Reg-S	1,704,689	1,705	668,390	50,000	-	-	-	720,095
- Private placement	7,649,763	7,650	3,452,600	-	-	-	-	3,460,250
- for exercise of warrants	3,680,444	3,680	1,808,577	-	-	-	-	1,812,257
- for exercise of options	747,723	748	151,252	-	-	-	-	152,000
- for convertible debentures exercised	3,158,920	3,159	737,651	-	-	-	-	740,810
- for services	901,405	901	670,681	(153,265)	(65,000)	-	-	453,317
Warrants issued for services	-	-	1,298,856	(1,298,856)	-	-	-	-
Warrants issued for license agreement	-	-	768,807	-	-	-	-	768,807
Fair value of extended warrants	-	-	194,844	-	-	-	-	194,844
Stock options granted	-	-	1,079,143	-	-	-	-	1,079,143
Amortization of deferred compensation	-	-	-	1,758,690	-	-	-	1,758,690
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(10,573)	-	(10,573)
Net loss	-	-	-	-	-	-	(9,094,835)	(9,094,835)

Balance, May 31, 2006	68,359,964	68,360	33,214,382	(199,569)	74,000	(196,668)	(31,127,944)	1,832,561

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from Inception (January 20, 1999) to May 31, 2007
(Expressed in US dollars)
						Accumulated	Deficit	Total
						Other	Accumulated	Stock-
			Additional	Deferred	Common	Compre-	During the	holders'
	Common Stock		Paid-in	Compen-	Stock	hensive	Development	Equity
	Shares	Amount	Capital	sation	Issuable	Loss	Stage	(Deficit)
		$	$	$	$	$	$	$

Balance, May 31, 2006	68,359,964	68,360	33,214,382	(199,569)	74,000	(196,668)	(31,127,944)	1,832,561
Issuance of common stock: (Note 8)
- for share subscriptions - Private placement	11,140,000	11,140	5,101,974	-	895,000	-	-	6,008,114
- for exercise of warrants	1,518,281	1,518	140,232	-	-	-	-	141,750
- for exercise of options	205,063	205	2,795	-	38,500	-	-	41,500
- for services	1,461,748	1,462	774,910	(407,866)	445,989	-	-	814,495
- for license agreement (Note 5)	300,000	300	123,700	(50,000)	(74,000)	-	-	-
Subscription received	-	-	-	-	32,000	-	-	32,000
Acquisition of Biosync Scientific Pvt. Ltd. (Note 7)	800,000	800	527,200	-	-	-	-	528,000
Fair value of warrants issued for services	-	-	57,109	(57,109)	-	-	-	-
Fair value of extended warrants	-	-	145,983	-	-	-	-	145,983
Fair value of extended options	-	-	215,592	-	-	-	-	215,592
Fair value of stock options granted	-	-	2,025,508	-	-	-	-	2,025,508
Amortization of deferred compensation	-	-	-	393,965	-	-	-	393,965
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(10,499,471)	(10,499,471)

Balance, May 31, 2007	83,785,056	83,785	42,329,385	(320,579)	1,411,489	(196,668)	(41,627,415)	1,679,997

The accompanying notes are an integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Consolidated Statements of Cash Flows
Years Ended May 31, 2007 and 2006
(Expressed in US dollars)
	Period from
	inception
	(January 20
	1999) to
	May 31, 2007	2007	2006	2005
Cash flows from operating activities
Net loss	$(42,471,592)	$(10,499,471)	$(9,094,835)	$(6,608,882)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock-based compensation	10,343,923	2,635,065	2,837,833	902,347
Stock issued for other than cash	6,080,231	814,495	1,222,124	424,060
Interest expense on related party loan	850,000	-	-	-
Interest expense on convertible debentures	34,730	-	34,730	-
Fair value of extended warrants	340,827	145,983	194,844	-
Depreciation and amortization	1,088,128	189,632	143,754	176,453
Leasehold improvements written down	13,300	-	-	-
Project acquisition costs	-	-	53,426	(53,426)
Purchased in-process research and development	2,125,013	-	-	1,621,585
Intangible asset impairment	150,000	-	-	-
Gain on extinguishment of debt	(462,249)	-	-	-
Provision for bad debt	160,000	-	-	-
Beneficial conversion feature on convertible debenture	289,800	-	-	289,800
Deferred income tax recovery	(27,000)	(27,000)
Minority interest	(806,310)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(211,080)	6,073	(23,160)	(20,406)
Due from related party	(34,775)	(34,775)	17,500	(17,500)
Prepaid expenses and deposits	(349,214)	(264,291)	(43,226)	213,520
Inventory	(318,882)	(318,882)	-	-
Accounts payable and other payables	1,505,996	1,261,830	(86,055)	136,498
Net cash used in operating activities	(21,699,154)	(6,091,341)	(4,743,065)	(2,935,951)
Cash flows from financing activities
Issuance of common stock, less share issuance costs	21,716,273	6,191,364	6,144,602	848,288
Due to related parties	950,000	100,000	-	(13,585)
Proceeds from (repayments of) convertible debentures	755,000	-	(50,000)	805,000
Cash acquired in reverse acquisition	13,824	-	-	-
Subscriptions received	1,389,310	32,000	-	-
Common stock redemption	(120,000)	-	-	-
Loan payable	1,025,000	525,000	-	-
Net cash provided by financing activities	25,729,407	6,848,364	6,094,602	1,639,703
Cash flows from investing activities
Cash acquired on acquisition of Biosync (Note 7)	17,557	17,557	-	-
Acquisition of Biosync - net (Note 7)	(1,415,885)	(1,415,885)	-	-
Pre-acquisition advances to Biosync (Note 7)	(121,870)	(121,870)	-	-
Acquisition of license	(200,000)	-	-	-
Purchase of property and equipment	(1,597,652)	(337,228)	(259,851)	(221,593)
Net cash used in investing activities	(3,317,850)	(1,857,426)	(259,851)	(221,593)
Foreign exchange effect on cash	(238,984)	-	(10,573)	(23,980)
Net increase (decrease) in cash and cash equivalents	473,419	(1,100,403)	1,081,113	(1,541,821)
Cash and cash equivalents, beginning of year	-	1,573,822	492,709	2,034,530
Cash and cash equivalents, end of year	$473,419	$473,419	$1,573,822	$492,709

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

The Company operates and incurs significant expenditures outside of the United States and is exposed to foreign currency risk between the Canadian and U.S. dollars, the new Israel Shekel and the Indian Rupee.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

3.       Summary of Significant Accounting Policies (continued)

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended May 31, 2006:

	2006	2005

Net loss, as reported	$ (9,094,835)	$ (6,608,882)
SFAS No. 123 compensation expense	(3,205,816)	(325,449)
Pro-forma net loss	$ (12,300,651)	$ (6,934,331)

Pro-forma basic and diluted net loss per share	$ (0.19)	$ (0.16)

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

4.       Summary of Significant Accounting Policies (continued)

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

(s)        Recent Accounting Pronouncements

The FASB has issued the following pronouncements:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

2.        Summary of Significant Accounting Policies (continued)

(s)       Recent Accounting Pronouncements (continued)

after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

5.       Summary of Significant Accounting Policies (continued)

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

3.       Prepaid expenses and deposits

Prepaid expenses and deposits consisted of the following at May 31:

	2007	2006

Prepayment to suppliers	$355,804	$31,608
Other deposits	58,645	49,527
Other prepaid expenses	8,947	3,230

	$423,396	$84,365

4.       Inventories

Inventories consisted of the following at May 31:

	2007	2006

Raw materials	$248,496	$-
Work-in-progress	190,854	-
Finished goods	109,942	-
Packing materials	14,392

	$563,684	$-

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

6.       Property and Equipment

	May 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Land	$21,483	$-	$21,483
Building	12,450	3,501	8,949
Construction-in-progress	85,282	-	85,282
Furniture and fixtures	113,707	54,308	59,399
Computer equipment	199,165	137,646	61,519
Laboratory equipment	2,014,315	939,364	1,074,951
Leasehold improvements	49,158	49,158	-
	$2,495,560	$1,183,977	$1,311,583

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

6.       Property and Equipment (continued)

	May 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Furniture and fixtures	$62,077	$45,972	$16,105
Computer equipment	148,581	112,182	36,399
Laboratory equipment	990,414	704,132	286,282
Leasehold improvements	49,158	49,158	-
	$1,250,230	$911,444	$338,786

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

The acquisition has been accounted for by the purchase method with the fair value of the consideration paid being allocated to the identifiable assets and liabilities of Biosync as of February 16, 2007 as follows:

Cash and cash equivalents	$ 17,557
Prepaid expenses and other current assets	74,740
Inventory	244,802
Property and equipment	793,197
CE Mark License (i)	1,421,283
2,551,579
Accounts payable and other current liabilities	(161,824)
Advances from MIV Therapeutics Inc.	(121,870)
Deferred income tax liability	(324,000)
Fair value of net assets acquired	$1,943,885

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
$1,943,885

The purchase price allocation for this acquisition is preliminary and may be adjusted further as a result of obtaining additional information regarding preliminary estimates of fair values made at the date of purchase.

The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The purchase price in excess of the net tangible assets acquired totaling $1,421,283 was then allocated to the identified intangible asset being the CE Mark License. The fair value of the CE Mark License was based on a discounted future net cash flows analysis that used information and assumptions provided by management. The CE Mark allows Biosync to manufacture and sell the stents is being amortized over a period of 10 years and amortization expense of $32,004 has been expensed during the year ended May 31, 2007. For accounting purposes, the 750,000 shares issued (see below) on the condition of receiving CE Mark License with an estimated fair value of $495,000, has been included as consideration for the acquisition. The share price used to determine the purchase price for accounting purposes was based on the average closing market prices of the Company's common stock which includes the two trading days before and after the acquisition negotiated and announced on February 16, 2007.

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
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

7.       Acquisition of Biosync Scientific Pvt. Ltd. (continued)

The statement of operations includes the operations of Biosync for the period February 16, 2007 to May 31, 2007. A summarized statement of operations for Biosync for the periods June 1, 2006 until February 15, 2007 acquisition date and for the period June 1, 2005 to May 31, 2006 is as follows:

	June 1, 2006 Feb 15, 2007 (Unaudited)	June 1, 2005 May 31, 2006 (Unaudited)

Sales	$ 60,692	$ 498,001
Total operating expenses	272,495	274,297
Income (loss) for the period	(211,803)	223,704

Pro-forma financial information for the years ended May 31, 2007 and 2006 assuming the acquisition occurred on June 1, 2005, are as follows:

	2007 (Unaudited)	2006 (Unaudited)
Sales	$ 252,182	$ 498,001
Total operating expenses	10,990,456	9,369,132
Loss for the period	(10,738,274)	(8,871,131)
Loss per share	$ (0.15)	$ (0.14)

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

	Number of Shares	Weighted Average Exercise price
Balance, May 31, 2005 - Regular	7,164,019	0.45
Balance, May 31, 2005 - Series "A"	3,374,999	0.66
Balance, May 31, 2005 - Series "C"	674,997	0.66
Regular:
Issued - services rendered	5,050,000	0.43
Issued - private placement	95,238	1.55
Issued - finder's fee	9,524	1.55
Exercised	(1,599,290)	0.40
Expired	(30,000)	0.30
Series "A":
Issued - private placement	3,842,498	0.65
Issued - finder's fee	62,500	0.65
Exercised	(1,921,777)	0.66
Series "B":
Issued - private placement	3,842,498	0.70
Issued - finder's fee	62,500	0.70
Series "C":
Exercised	(445,692)	0.66

Balance, May 31, 2006 - Regular	10,689,491	0.46
Balance, May 31, 2006 - Series "A"	5,358,220	0.65
Balance, May 31, 2006 - Series "B"	3,904,998	0.70
Balance, May 31, 2006 - Series "C"	229,305	0.66

Balance, May 31, 2006	20,182,014	0.55
Regular:
Issued - private placement	12,930,000	0.75
Issued - finder's fee	150,000	0.75
Issued - services	300,000	0.53
Issued - loan	200,000	0.60
Exercised	(1,473,000)	0.15
Expired	(441,800)	0.71
Series "A":
Expired	(3,904,998)	0.65
Exercised	(361,111)	0.66
Series "C":
Exercised	(110,000)	0.66
Balance, May 31, 2007 - Regular	22,354,691	0.65
Balance, May 31, 2007 - Series "A"	1,092,111	0.66
Balance, May 31, 2007 - Series "B"	3,904,998	0.70
Balance, May 31, 2007 - Series "C"	119,305	0.66

Balance, May 31, 2007	27,471,105	0.65

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

The following assumptions were used in determining stock - based compensation costs under the Black-Scholes option pricing model:

	2007	2006	2005
Expected volatility	125.99%	66.66%	78.58%
Risk-free interest rate	4.68%	3.50%	3.50%
Expected life (years)	6.0	6.0	3.0
Dividend yield	Nil	Nil	Nil
Weighted average fair value of options granted	$0.53	$0.42	$0.15

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

8.       Stockholders' Equity (continued)

(c)       Stock Options (continued)

The following summarizes information about the stock options outstanding and exercisable at May 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.17	700,000	1.39	$0.17	700,000	$0.17
$0.20	1,250,000	2.71	$0.20	1,250,000	$0.20
$0.21	500,000	0.89	$0.21	500,000	$0.21
$0.30	1,910,000	2.24	$0.30	1,910,000	$0.30
$0.40	3,875,000	3.94	$0.40	3,875,000	$0.40
$0.50	350,000	2.16	$0.50	350,000	$0.50
$0.55	1,920,000	3.29	$0.55	1,920,000	$0.55
$0.56	50,000	4.34	$0.56	50,000	$0.56
$0.60	6,700,000	6.30	$0.60	4,400,000	$0.60
$0.62	300,000	4.99	$0.62	100,000	$0.62
$0.64	50,000	4.17	$0.64	50,000	$0.64
$0.65	1,274,999	4.92	$0.65	474,998	$0.65
$0.67	400,000	4.04	$0.67	250,000	$0.67
$0.75	200,000	3.90	$0.75	200,000	$0.75
$0.80	160,000	3.51	$0.80	160,000	$0.80
$0.85	150,000	3.72	$0.85	150,000	$0.85
$1.00	200,000	4.97	$1.00	200,000	$1.00
$1.10	50,000	3.48	$1.10	50,000	$1.10
$0.17 - $1.10	20,039,999	4.32	$0.49	16,589,998	$0.47

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
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

The following is a reconciliation between the expected and actual income tax benefits using the applicable average statutory income tax rate of 34%, 34% and 35% for the years ended May 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005

Income tax benefit at statutory rate	$(3,561,000)	$(3,081,000)	$(2,313,000)
Foreign rate differential	46,000	3,000	(12,000)
Temporary and permanent differences, net	821,000	64,000	140,000
Acquisition intangibles	-	-	596,000
Research and development	-	-	279,000
Change in valuation allowance	2,667,000	3,014,000	1,310,000

	$(27,000)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows at May 31, 2007 and 2006:

Deferred income tax assets:

	2007	2006
Tax benefit relating to net operating loss carryforwards undeducted SRED expenditures and SRED investment tax credit carryforwards	$14,100,000	$9,961,000
Plant and equipment	80,000	91,000
Valuation allowance	(14,180,000)	(10,052,000)

	$-	$-

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

11.      Income Taxes (continued)

Deferred income tax liability:

	2007	2006
CE Mark license	$(297,000)	$-
Deferred income tax liability	$(297,000)	$-
Net deferred income tax liability	$(297,000)	$-

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

2008	$ 105,511
2009	105,511
2010	105,511
2011	61,548
Total	$ 378,081

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

13.      General and Administrative Expenses

General and administrative expenses consisted of the following for the years ended May 31, 2007, 2006 and 2005:

	2007	2006	2005
Legal	$517,063	$426,776	$195,379
Public relations, financing and corporate development	1,235,456	2,657,383	935,337
Management fees	2,533,989	1,453,613	261,883
Consulting	655,319	503,602	793,426
Audit	158,155	281,620	51,110
Operating expenses	1,495,489	815,918	483,125
	$6,595,471	$6,138,912	$2,720,260

General and administrative expenses include $129,070 (2006 - $1,517,090; 2005 - $322,202) and $132,045 (2006 - $218,503; 2005 - $390,429) of amortized deferred compensation in public relations and consulting, respectively.

14.      Supplemental Cash Flow Information

	Period from inception (January 20, 1999) to May 31, 2007	Years ended May 31,
		2007	2006	2005
Supplemental cash flow information:
Interest paid in cash	$52,339	$18,458	$4,198	-
Supplemental non-cash transactions:
Debt settlement with shares	$621,375	$-	$-	-
Gain on extinguishment of debt	462,249	-	-	-
Conversion of convertible debentures and accrued interest to common shares	740,810	-	740,810	-
Shares issued for services	4,134,269	776,372	671,582	545,028
Warrants issued for services	3,747,600	57,109	1,298,856	917,164

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

15.      Loan Payable (continued)

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

16.      Subsequent Events

(a)      On July 9, 2007, the Company completed a brokered private placement of an aggregate of 25,100,000 units at the price of $0.50 per unit for total proceeds of $12,550,000.  Each unit is comprised of one common share (25,100,000 common shares) together with one-half of one share purchase warrant (12,550,000 share purchase warrants). Each warrant entitles the holder to purchase one common share at a price of $0.55 per share for a period of five years.

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

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

16.      Subsequent Events (continued)

(b)       Subsequent to the year ended May 31, 2007, the Company and certain senior officers and directors was served with a Summons and Complaint for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the termination by the Company of the proposed acquisition of Vascore Medical (see Note 9). The Company believes that this action was brought improperly and intends to seek a stay of this action pending arbitration in the appropriate forum, where the Company intends to vigorously defend itself.

(c)       On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc., its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser").  Dr. Dov Shimon is a director of each of the companies listed above, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser.

In exchange for the consideration described below, the Company has agreed to pay the Purchaser an additional $130,000 for working capital purposes, having recently advanced $80,000 for the same, in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's Indebtedness to the Company. Total consideration due the Company is as follows:

i.)   the repayment by the Purchaser and SagaX an aggregate of $4 million in prior loans and associated indebtedness which have been advanced and undertaken by the Company in and to SagaX ("SagaX's Indebtedness") in accordance with any future private or public equity financing of SagaX subsequent to the closing of this agreement (the "Closing"). In this regard, and until payment in full of SagaX's Indebtedness, SagaX's Indebtedness will be secured, contemporaneously with the closing, by way of a senior, subordinated (subordinated only to SagaX's existing banking indebtedness), fixed and floating charge registered over all of the assets of SagaX; and

ii.)  the payment by the Purchaser and SagaX to the Company of a royalty fee equating to 8% of net sales, other than from sub-licenses, in respect of gross sales from any product associated or related to SagaX's present intellectual property under any existing patent or patent-pending applications, and of any other benefit, directly or indirectly collected or received, whether for cash or credit or by way of any benefit, advantage, equity, or concession from the manufacturing, distribution, marketing, contracting, joint venturing, leasing, equity participation or any other activity in relation to the said products

In addition to the consideration above, both prior to, in conjunction with and subsequent to the Closing of the within purchase and sale the Purchaser and SagaX will also be responsible for paying the Company a bonus (the "Bonus") equal to 10% of any consideration in any form which is received by the Purchaser and/or SagaX any source and from any transaction, or a series of related transactions, at anytime and which is in anyway associated with a change in control of SagaX at anytime while the royalty hereinabove remains due and payable by the Purchaser and SagaX to the Company.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

16.      Subsequent Events (continued)

Effective on the execution date of this agreement, Dr. Shimon is now deemed, without any further act required on his behalf, to have immediately resigned as a director of the Company and to immediately have terminated his existing consulting agreement and arrangement with the Company and, consequent upon such resignation and termination, to have no further claim against the Company as a previous director of or consultant to the Company.

The completion of the transactions comprising the Company's proposed purchase and sale under this agreement is subject to a number of conditions including, but not limited to: (i) if required, the specific ratification of the terms and conditions of this agreement by each of the Company's Board of Directors and of the General Shareholder's Assembly of the Purchaser (collectively, the "Ratification"); (ii) the completion by each of the Company and the Purchaser of an initial due diligence and operations review of the other party's respective businesses and operations within five business days of the prior satisfaction of the Ratification; (iii) if required under applicable corporate and securities laws, the receipt of all necessary approvals from any regulatory authority having jurisdiction over the transactions contemplated by this agreement on or before November 30, 2007; and (iv) the Closing of the proposed sale prior to December 31, 2007.

17.      Segmented Information

The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

The following is a summary of the Company's geographical information for the years ended May 31, 2007, 2006 and 2005 and as of May 31, 2007 and 2006.

	Canada	India	Israel	Total
2007
Net revenue	$-	$191,490	$-	$191,490
Gross profit	-	44,350	-	44,350
Depreciation and amortization	103,827	73,416	12,389	189,632
Net loss	9,279,254	190,634	1,029,583	10,499,471

As at May 31, 2007
Total assets	2,082,113	1,712,686	452,166	4,246,965
Additions to property and equipment	197,998	211,893	32,117	442,008
License	-	1,389,279	-	1,389,279

2006
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Depreciation and amortization	140,183	-	3,571	143,754
Net loss	8,577,213	-	517,622	9,094,835

As at May 31, 2006
Total assets	1,771,664	-	282,211	2,053,875
Additions to property and equipment	221,140	-	38,666	259,806
License	-	-	-	-

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
Years ended May 31, 2007 and 2006
(Expressed in US dollars)

17.      Segmented Information (continued)

2005
Net revenue	$-	$-	$-	$-
Gross profit	-	-	-	-
Depreciation and amortization	176,407	-	46	176,453
Net loss	6,464,464	-	144,418	6,608,882

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)      Disclosure controls and procedures

Disclosure Controls and Procedures. As of the end of the reporting period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles ("GAAP") as more fully described below. This was due to deficiencies that existed in the design and operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered "material weaknesses". The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Internal Control Over Financial Reporting. Subsequent to the issuance of our report on Form 10-QSB for the quarterly period ended February 28, 2007,  management determined that our interim consolidated financial statements as of and for the periods ended February 28, 2007 should be revised to correct the amounts reported in connection with the acquisition of BioSync. We originally recorded the acquisition of BioSync at a purchase price of $900,000 with $493,154 recorded as purchased in-process research and development, which was concurrently charged to operations. Upon further reflection, we discovered that we did not correctly apply SFAS No. 141, "Business Combinations". As such, we adjusted the purchase price to $1,943,885 and recorded $1,421,283 of the acquisition price to BioSync's CE Mark License which allows BioSync to produce and sell stents in India. Additionally, certain expenditures were incorrectly recorded and inconsistent assumptions were used in determining the estimated fair values of share-based awards during the quarter ended February 28, 2007. These revisions were included in our report on Form 10-K for the year ended May 31, 2007. Amendment No. 1 to Form 10-QSB for the period ended February 28, 2007 was filed with the SEC on October 23, 2007 to reflect the restatement. A further amendment to Form 10-QSB has been filed to provide additional disclosure regarding the restatement and to reflect the individual line items in the financial statements that were affected by the restatement.

As a result of the misapplication of U.S. GAAP as described above, management has concluded that our internal control over financial reporting was not effective at May 31, 2007.

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

Except as noted herein, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting."

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

DR. I. MARK LANDY, Director and President

Dr. Landy had been MIV's President since April 1, 2006; replacing Mr. Lindsay who continues as the Company's Chairman and CEO. Dr. Landy is also a director of the Company. Dr. Landy's mission is to strengthen the Company's internal procedures and move its technologies to market. He is a recognized medical device analyst and industry authority who brings a wealth of industry and physician relationships to the Company that will be used to raise the Company's corporate profile, to optimize and accelerate the development of the Company's key strategic partnerships and to assist the company in bringing to market its technologies.

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

                                            DIRECTOR COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                              Non-Equity   Non-qualified
                  Fees Earned                                 Incentive      Deferred
                  or Paid in                                     Plan      Compensation    All Other
                     Cash       Stock Awards  Option Awards  Compensation   Earnings     Compensation     Total
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

The Company entered into an Executive Employment Agreement with Mr. Patrick
McGowan dated January 1, 2005. Pursuant to the Agreement, the Company will employ Mr. McGowan in an executive capacity, commenced on January 1, 2005 and will continue until May 1, 2007. Mr. McGowan's Executive Employment Agreement
was amended for an additional two years until May 2009. Under the terms of the amendment, Mr. McGowan shall be paid a total annual salary of CAD$169,400 up to
April 30, 2008. Thereafter, the Company shall increase Mr. McGowan's salary by
10%. In addition, Mr. McGowan will receive 10% of options held by Mr. McGowan at the time of issuance in each calendar year 2008 and 2009. The exercise price of the options shall be based on the closing share price as of such dates. In the event of a change in control, the Company can either (i) pay Mr. McGowan a lump sum equal to two times Mr. McGowan's then current annual income in addition to any amounts owing to Mr. McGowan under his Executive Employment Agreement or
(ii) renew the term of this Amendment for no less than 12 months beginning on the effective date of the change of control.

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

                                       42

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

                                       46

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
-------------------- -------------------------------------------------------------------------------------------------
       10.9          Equity Transfer Agreement among Chimex Hong Kong Incorporated Limited and Vascore Scientific
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

Date:  December 3, 2007                        MIV THERAPEUTICS, INC.

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

/s/ Alan P. Lindsay                                     December 3, 2007
------------------------------------
Alan P. Lindsay, Chairman and
Chief Executive Officer

/s/ Mark Landy                                          December 3, 2007
------------------------------------
Mark Landy, Director and President

/s/ Patrick McGowan                                     December 3, 2007
------------------------------------
Patrick McGowan, Director and
Chief Financial Officer
(Principal Accounting Officer)

/s/ Daniel Savard                                       December 3, 2007
-------------------------------------
Daniel Savard, Director

