Form 10-Q
period 2007-11-30
MIV THERAPEUTICS INC
filed 2008-01-14
CIK 1083011

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2007

                              OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

        For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-30453

                              MIV Therapeutics, Inc
          (Exact name of registrant issuer as specified in its charter)


                Nevada                                  01-0809204
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

Number of shares of common stock outstanding as of January 11, 2008: 112,309,004

           MIV THERAPEUTICS INC.
           (A development stage company)

           Consolidated Financial Statements


           November 30, 2007

           (Unaudited)




           INDEX

           Consolidated Balance Sheets

           Consolidated Statements of Operations and Other Comprehensive Loss

           Consolidated Statement of Stockholders' Equity

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements


MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Balance Sheets
(Unaudited)
Expressed in U.S. Dollars
---------------------------------------------------------------------------------------------
                                                                  November 30,      May 31,
                                                                     2007            2007
---------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $  6,061,952    $    473,419
  Accounts receivable                                                  79,874          50,829
  Employee advances (Note 12)                                          15,964          20,432
  Prepaid expenses (Note 3)                                           327,860         346,883
  Inventories (Note 4)                                                729,319         563,684
  Assets of business to be transferred (Note 10)                       48,868          39,249
---------------------------------------------------------------------------------------------

                                                                    7,263,837       1,494,496
TOTAL CURRENT ASSETS
EMPLOYEE ADVANCES                                                          --          14,343
PROPERTY AND EQUIPMENT, net (Note 6)                                1,614,709       1,253,010
CE MARK LICENSE, net (Note 7)                                       1,308,765       1,389,279
DEPOSITS AND OTHER ASSETS                                             103,619          37,264
ASSETS OF BUSINESS TO BE TRANSFERRED, net of current (Note 10)         51,760          58,573
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 10,342,690    $  4,246,965
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 12)                  $    919,603    $  1,462,616
  Customer deposit                                                    119,032              --
  Related party loan (Note 12)                                             --         100,000
  Loan payable (Note 8)                                                    --         525,000
  Deferred lease inducement - current portion (Note 13(a))              8,081           8,081
  Liabilities of business to be transferred (Note 10)                 312,962         154,742
---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           1,359,678       2,250,439
DEFERRED LEASE INDUCEMENT (Note 13(a))                                 15,488          19,529
DEFERRED INCOME TAX LIABILITY                                         188,000         297,000
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   1,563,166       2,566,968
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)

STOCKHOLDERS' EQUITY
  Common stock (Note 8)
    Authorized:
      20,000,000 preferred shares with a par value of $0.001
      230,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      112,309,004 common shares at November 30, 2007 and
      83,785,056 common shares at May 31, 2007                        112,309          83,785
  Additional paid-in capital                                       56,197,892      42,329,385
  Deferred compensation                                              (111,409)       (320,579)
  Common stock issuable                                               963,387       1,411,489
  Deficit accumulated during the development stage                (48,185,987)    (41,627,415)
  Accumulated other comprehensive loss                               (196,668)       (196,668)
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          8,779,524       1,679,997
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,342,690    $  4,246,965
=============================================================================================


The accompanying notes are in integral part of these consolidated financial statements.





MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Dollars
-----------------------------------------------------------------------------------------------------------------------------------

                                                   Period from
                                                    inception
                                                  (January 20,
                                                     1999) to             Six months ended               Three months ended
                                                   November 30,              November 30,                    November 30,
                                                       2007             2007            2006             2007             2006
-----------------------------------------------------------------------------------------------------------------------------------

REVENUE                                           $     743,131    $     551,641    $          --    $     250,031    $          --
COST OF SALES (exclusive of amortization of
   CE Mark license shown below)                         640,204          493,064               --          195,694               --
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                            102,927           58,577               --           54,337               --
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Note 14)               29,988,694        3,665,694        2,044,979        1,929,702          772,466
  Research and development                           12,822,047        2,350,446        1,615,244        1,200,685          739,569
  Interest expense and finance fees                   1,200,120          174,663            2,059          152,602            2,059
  Depreciation                                        1,001,488           17,445           45,516           10,266           23,073
  Amortization of CE Mark license                       112,518           80,514               --           35,532               --
  Expenses related to assets and liabilities
     to be transferred (Note 10)                      2,672,723          600,955          420,567          315,748          239,383
  Licenses acquired charged to operations               479,780               --               --               --               --
  Finance cost on convertible debentures                382,307               --               --               --               --
  Purchased in-process research
     and development                                  2,205,013               --               --               --               --
-----------------------------------------------------------------------------------------------------------------------------------
                                                     50,864,690        6,889,717        4,128,365        3,644,535        1,776,550
-----------------------------------------------------------------------------------------------------------------------------------
                                                     50,761,763        6,831,140        4,128,365        3,590,198        1,776,550
LOSS FROM OPERATIONS
GAIN ON EXTINGUISHMENT OF DEBT                          462,249               --               --               --               --
GAIN (LOSS) ON FOREIGN EXCHANGE                          53,727           31,141          (22,454)          27,452           (2,981)
INTEREST INCOME                                         273,313          132,427            5,832           77,826              376
MINORITY INTEREST SHARE OF LOSS                         806,310               --               --               --               --
-----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE DEFERRED INCOME TAX RECOVERY             49,166,164        6,667,572        4,144,987        3,484,920        1,779,155
DEFERRED INCOME TAX RECOVERY                            136,000          109,000               --           61,000               --
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                             49,030,164        6,558,572        4,144,987        3,423,920        1,779,155
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation                         (196,668)              --           (3,459)              --              733
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                $  49,226,832    $   6,558,572    $   4,148,446    $   3,423,920    $   1,778,422
===================================================================================================================================

LOSS PER COMMON SHARE
  - basic and diluted                             $       (1.34)   $       (0.06)   $       (0.06)   $       (0.03)   $       (0.03)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                36,619,672      105,948,109       70,377,408      111,930,496       70,258,921
===================================================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.






MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
Expressed in U.S. Dollars
---------------------------------------------------------------------------------------------------------------



                                                           Common Stock           Additional       Deferred
                                                   ---------------------------     Paid-in          Compen-
                                                      Shares         Amount        Capital          sation
---------------------------------------------------------------------------------------------------------------

Balance, May 31, 2007                                83,785,056   $     83,785   $ 42,329,385   $   (320,579)
Issuance of common stock:
   - for share subscriptions - private placement     27,666,000         27,666     12,816,311             --
   - for exercise of options                            315,715            316         38,184             --
   - for services                                       542,233            542        267,061        (90,000)
Fair value of warrants issued for loan (Note 8)              --             --         16,405             --
Fair value of vested stock option grants                     --             --        592,846             --
Fair value of extended stock options                         --             --         48,400             --
Fair value of extended warrants                              --             --         89,300             --
Amortization of deferred compensation                        --             --             --        299,170
Comprehensive loss:
  Foreign currency translation                               --             --             --             --
  Net loss                                                   --             --             --             --
---------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2007                          112,309,004   $    112,309   $ 56,197,892   $   (111,409)
===============================================================================================================




                                                                     Accumulated       Deficit
                                                                        Other        Accumulated
                                                        Common         Compre-       During the
                                                        Stock          hensive       Development
                                                       Issuable          Loss           Stage           Total
-----------------------------------------------------------------------------------------------------------------

Balance, May 31, 2007                                $  1,411,489    $   (196,668)   $(41,627,415)   $  1,679,997
Issuance of common stock:
   - for share subscriptions - private placement         (927,000)             --              --      11,916,977
   - for exercise of options                              (38,500)             --              --              --
   - for services                                         517,398              --              --         695,001
Fair value of warrants issued for loan (Note 8)                --              --              --          16,405
Fair value of vested stock option grants                       --              --              --         592,846
Fair value of extended stock options                           --              --              --          48,400
Fair value of extended warrants                                --              --              --          89,300
Amortization of deferred compensation                          --              --              --         299,170
Comprehensive loss:
  Foreign currency translation                                 --              --              --              --
  Net loss                                                     --              --      (6,558,572)     (6,558,572)
-----------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 2007                           $    963,387    $   (196,668)   $(48,185,987)   $  8,779,524
=================================================================================================================




The accompanying notes are in integral part of these consolidated financial statements.






MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
Expressed in U.S. Dollars
-----------------------------------------------------------------------------------------------------------

                                                               Period from
                                                                inception
                                                               (January 20,
                                                                1999) to             Six months ended
                                                               November 30,            November 30,
                                                                   2007           2007             2006
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $(49,030,164)   $ (6,558,572)   $ (4,144,987)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Stock-based compensation                                   11,284,339         940,416         784,105
      Stock issued for other than cash                            6,775,232         695,001         379,511
      Depreciation and amortization                               1,346,605         258,477          51,001
      Deferred income tax recovery                                 (136,000)       (109,000)             --
      Fair value of extended warrants                               430,127          89,300              --
      Fair value of warrants included in operating expenses          16,405          16,405              --
      Interest expense on related party loan                        850,000              --              --
      Interest expense on convertible debentures                     34,730              --              --
      Leasehold improvements written down                            13,300              --              --
      Purchased in-process research and development               2,125,013              --              --
      Intangible asset impairment                                   150,000              --              --
      Gain on extinguishment of debt                               (462,249)             --              --
      Provision for bad debt                                        160,000              --              --
      Beneficial conversion feature on convertible debenture        289,800              --              --
      Minority interest                                            (806,310)             --              --
  Changes in operating assets and liabilities:
      Accounts receivable                                          (240,125)        (29,045)         16,156
      Due from related party                                        (15,964)         18,811              --
      Prepaid expenses and deposits                                (302,546)          9,404         (21,276)
      Inventories                                                  (484,517)       (165,635)             --
      Deposits and other assets                                    (103,619)        (66,355)             --
      Accounts payable and other payables                         1,117,162        (388,834)        361,553
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                           (26,988,781)     (5,289,627)     (2,573,937)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs            33,633,250      11,916,977       1,454,000
  Proceeds from (repayments of) loan payable                        500,000        (525,000)             --
  Increase in customer deposit                                      119,032         119,032              --
  Due to related parties                                            850,000        (100,000)             --
  Subscriptions received                                          1,389,310              --          20,000
  Cash acquired in reverse acquisition                               13,824              --              --
  Proceeds from convertible debentures                              755,000              --              --
  Common stock redemption                                          (120,000)             --              --
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        37,140,416      11,411,009       1,474,000
-----------------------------------------------------------------------------------------------------------


The accompanying notes are in integral part of these consolidated financial statements.





MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Expressed in U.S. Dollars
-----------------------------------------------------------------------------------------------------------

                                                               Period from
                                                                inception
                                                               (January 20,
                                                                1999) to             Six months ended
                                                               November 30,            November 30,
                                                                   2007           2007             2006
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                             (2,130,501)       (532,849)        (35,865)
  Pre-acquisition advances to Biosync                              (121,870)             --         (79,300)
  Acquisition of Biosync, net of cash acquired                   (1,415,885)             --              --
  Cash acquired on acquisition of Biosync                            17,557              --              --
  Acquisition of license                                           (200,000)             --              --
-----------------------------------------------------------------------------------------------------------

Net cash used in investing activities                            (3,850,699)       (532,849)       (115,165)
-----------------------------------------------------------------------------------------------------------

FOREIGN EXCHANGE EFFECT ON CASH                                    (238,984)             --          (3,459)
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,061,952       5,588,533      (1,218,561)

CASH AND CASH EQUIVALENTS, beginning of period                           --         473,419       1,573,822
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                        $ 6,061,952     $ 6,061,952     $   355,261
===========================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying unaudited interim consolidated balance sheets, statements of operations and other comprehensive loss, stockholders' equity (deficit) and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics Inc. (the "Company"), at November 30, 2007, and the results of operations and cash flows for the interim periods ended November 30, 2007 and 2006.

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

     Since inception, the Company has suffered recurring losses, totaling $49,030,164 as of November 30, 2007. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars

2. ACCOUNTING POLICY CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

a)   Adoption of New Accounting Policy

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

     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada, India and Israel. Examinations of income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIV Therapeutics Inc. for May 31, 1999, and subsequent years, MIVI Technologies, Inc. for May 31, 2006 and subsequent years, Biosync Scientific Pvt. Ltd. for March 31, 2006 and subsequent years and SMT Research and Development Ltd. for December 31, 2005 and subsequent years. Interest and penalties related to tax positions taken in tax returns are recorded in the unaudited interim consolidated statement of operations. There were no interest and penalties related to tax positions taken in our tax returns during the first two quarters of fiscal 2008.

     The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

(b)  New Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company's fiscal 2010, noncontrolling interests will be classified as equity in the Company's balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company's consolidated financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) will become effective for the Company's business combinations occurring on or after June 1, 2009.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


2. ACCOUNTING POLICY CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS (continued)

(b)  New Accounting Pronouncements (continued)

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

3. PREPAID EXPENSES

     Prepaid expenses consisted of the following at:

                                                       November 30,    May 31,
                                                          2007          2007
                                                       ------------------------
     Prepayment to suppliers                           $  203,659    $  337,936
     Other prepaid expenses                               124,201         8,947
                                                       ------------------------
                                                       $  327,860    $  346,883
                                                       ========================

4. INVENTORIES

     Inventories consisted of the following at:

                                                       November 30,    May 31,
                                                          2007          2007
                                                       ------------------------
     Raw materials                                     $  285,600    $  248,496
     Packing materials                                     13,641        14,392
     Work-in-progress                                     297,763       190,854
     Finished goods                                       132,315       109,942
                                                       ------------------------
                                                       $  729,319    $  563,684
                                                       ========================

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


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

     In consideration for the amendments, the Company agreed to issue 200,000 common shares which had a fair value of $74,000 at the time of the amendment. This amount was recorded as research and development expense during the year ended May 31, 2005. The shares were issued in June 2006.

(b) On March 15, 2004, the Company entered into a collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006. During the period of the agreement, various milestone payments were to be made to UBC for the continuation of the research program, estimated to be approximately CAD$220,800 ($164,445).

     On October 28, 2004, the Company and UBC amended the existing collaborative research agreements and referred to it as Amendment No. 1 and 2.

     In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CAD$110,400 ($87,633). As at May 31, 2005, the Company had paid/accrued and recorded CAD$110,400 ($87,633) to research and development costs in accordance with Amendment No. 1.

     In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company was estimated at CAD$400,400 ($317,828), being payable over the term of the Agreement at various stipulated intervals. As at May 31, 2007, the Company has paid CAD$400,400 ($317,828) for research and development costs in accordance with Amendment No. 2.

     The Company obtained financial support of up to CAD$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As at November 30, 2007, the Company had received CAD$265,791 ($268,555) from IRAP.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


5. LICENSES (continued)

(c) On May 19, 2005, the Company signed a letter of intent to negotiate a new license agreement for a new technology with UBC. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 5(a) above). On September 14, 2007, the Company and UBC executed the new license agreement with an effective date of September 1, 2007. Upon execution, the stock certificate for the 100,000 common shares, which was issued during the year ended May 31, 2007, was delivered to UBC on September 18, 2007.

     In consideration of granting the license, the Company will pay UBC a royalty of 2.5% or 5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development.

(d) On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CAD$274,896 ($241,264). As at May 31, 2007, the Company had paid CAD$137,448 ($120,632) and charged the costs to research and development.

     On April 4, 2007, the Company and UBC amended the tasks and objectives of the existing collaborative research agreement. On August 29, 2007, the total costs of the project was revised to be estimated at CAD$190,479 ($167,175) from CAD$274,896 ($241,264). As of November 30, 2007, the
     Company had paid in full the CAD$190,479 due to UBC for this project.

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at:

                                                    November 30,        May 31,
                                                      2007               2007
                                                    ----------------------------
     Laboratory equipment                           $ 2,254,681     $ 1,972,255
     Furniture and fixtures                             237,146         107,163
     Computer equipment                                 229,060         173,191
     Building                                           161,368          12,450
     Leasehold improvements                              49,158          49,158
     Land                                                21,483          21,483
     Construction-in-progress                                --          85,282
                                                    ---------------------------
                                                      2,952,896       2,420,982
     Less:  accumulated depreciation                  1,338,187       1,167,972
                                                    ---------------------------
                                                    $ 1,614,709     $ 1,253,010
                                                    ===========================

     Depreciation expense for the three and six months ended November 30, 2007 was $74,929 and $170,213, respectively (2006 - $23,073 and $45,516). Of these amounts, $24,249 and $57,094, respectively (2006 - $nil), has been included in research and development costs in the statements of operations.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


7. CE MARK LICENSE

     On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Biosync Scientific Pvt. Ltd. ("Biosync"). The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The purchase price in excess of the net tangible assets acquired totaling $1,421,283 was then allocated to the identified intangible asset being the CE Mark license. The fair value of the CE Mark license was based on a discounted future net cash flows analysis that used information and assumptions provided by the Company's management. The CE Mark license is being amortized over a period of 10 years.

     The following is a summary of the amortization of the CE Mark license at November 30, 2007:

     CE Mark license                                  $   1,421,283
     Less:  accumulated amortization                        112,518
                                                      -------------

                                                      $   1,308,765
                                                      =============

8. LOAN PAYABLE

     At May 31, 2007, the Company had a loan payable totaling $525,000 which bore interest at 12.5% per annum. Of this amount, $400,000 was due on June 15, 2007 and $125,000 was due on July 13, 2007.

     On June 27, 2007, the due date of the $400,000 note payable was extended to July 31, 2007. An additional 150,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $0.60 per share for a period of three years were issued to the lender. The warrants had an estimated fair value of $16,405 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.91%, dividend: nil and expected life of one year.

     The Company repaid the two loans in full and accrued interest during the quarter ended August 31, 2007.

9. STOCKHOLDERS' EQUITY

     (a) Common Stock

          (i) On June 6, 2007, the Company issued 1,790,000 common shares pursuant to a private placement completed during the previous fiscal year. At May 31, 2007, the shares were recorded as common stock issuable in the statement of stockholder's equity.

          (ii) On July 9, 2007, the Company completed a brokered private placement of 25,100,000 units at a price of $0.50 per unit for total proceeds of $11,696,765 (net of finder's fee of $753,000 and legal fees of $100,235). Each unit is comprised of one common share and one-half of one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.55 per share for a period of up to five years.

               The warrants had an estimated fair value of $2,034,048 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate:
               5.03%, dividend: nil and expected life of one year.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


9. STOCKHOLDERS' EQUITY (continued)

  (a) Common Stock (continued)

          In connection with the private placement, the Company issued to the finder 251,000 common shares and 753,000 share purchase warrants. Each warrant entitles the finder to purchase one common share at an exercise price of $0.55 per share for a period of up to five years.

          The 753,000 warrants had an estimated fair value of $122,043 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 5.03%, dividend: nil and expected life of one year.

          The Company filed a registration statement with the United States Securities and Exchange Commission to register for resale the shares and shares underlying the warrants issued under the private placement; however, it was not declared effective within four months from the date of the issuance of the units. As a result, the Company was required to pay to the holders of the units an amount in cash, as liquidated damages, of $125,500 which is equal to 1% of the aggregate purchase price paid by such holders for the units. This amount was charged to operations in the current quarter.

     (iii) On August 31, 2007, the Company completed a private placement of 525,000 units at a price of $0.50 per unit for total proceeds of $252,212 (net of finder's fee of $5,385 and legal fees of $4,903). Of this amount, $32,000 was received in May 2007 and recorded as common stock issuable. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.75 per share for the 475,000 warrants and $0.70 for the 50,000 warrants for a period of up to two years from registration of the underlying warrant shares. The 525,000 common shares were recorded under common stock issuable in the statement of stockholder's equity at August 31, 2007 but were issued during the current quarter.

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

     (v) During the six months ended November 30, 2007, 150,000 options with an average exercise price of $0.26 were exchanged for 150,000 common shares for total gross proceeds of $38,500. These shares were recorded as common stock issuable as at May 31, 2007. The Company also received notices for the cashless exercise of 345,000 stock options. The 345,000 options converted to 165,715 common shares.

     (vi) During the six months ended November 30, 2007, the Company issued an aggregate of 167,233 common shares for research and development services with a fair value of $98,686. Of these shares, 14,755 were recorded as common stock issuable at May 31, 2007. In addition, 375,000 common shares were issued to the principal vendor of BioSync in accordance with his executive services agreement (refer to Note
          12).

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


9. STOCKHOLDERS' EQUITY (continued)

  (a)  Common Stock (continued)

     (vii) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. At November 30, 2007, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes. The Company anticipates that during the quarter ending February 28, 2008 these shares will be returned to treasury.

  (b)  Warrants

     The following table summarizes information about the warrants issued by the Company. All regular warrants and Series A, B and C warrants are exercisable on a one-for-one basis into common shares.

                                                    Number of   Weighted Average
                                                      Shares    Exercise price
                                                   -----------------------------

     Balance, May 31, 2007  - Regular               22,354,691      $   0.65
     Balance, May 31, 2007 - Series "A"              1,092,111          0.66
     Balance, May 31, 2007 - Series "B"              3,904,998          0.70
     Balance, May 31, 2007 - Series "C"                119,305          0.66
                                                   ----------------------------

     Balance, May 31, 2007                          27,471,105          0.65

     Regular:
           Issued - private placement               13,075,000          0.56
           Issued - finder's fee                     1,153,000          0.55
           Issued - loan (Note 8)                      150,000          0.60
           Expired                                     (71,429)         0.75
                                                   ----------------------------

     Balance, November 30, 2007  - Regular          36,661,262          0.61
     Balance, November 30, 2007 - Series "A"         1,092,111          0.66
     Balance, November 30, 2007 - Series "B"         3,904,998          0.70
     Balance, November 30, 2007 - Series "C"           119,305          0.66
                                                   ----------------------------

     Balance, November 30, 2007                     41,777,676      $   0.43
                                                   ============================

     During the three months ended November 30, 2007, the board of directors approved an extension to the expiry date of 304,762 warrants. The estimated fair value of the extended warrants was $89,300 and was charged to operations.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


9. STOCKHOLDERS' EQUITY (continued)

  (c)  Stock Options

     The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of November 30, 2007, 3,543,701 options are available from the plan.

     During the six months ended November 30, 2007, the Company granted an aggregate of 1,096,300 stock options to employees and consultants of the Company. Each option entitles its holder to acquire one common share of the Company at a prices ranging from $0.55 to $0.65 per share, vests over a specified time and expires up to two to five years from date of grant.

     During the six months ended November 30, 2007, the board of directors approved an extension of 150,000 options from expiry date of November 30, 2007 to November 30, 2010. As a result of the extension, the Company recognized an additional $48,400 of consulting fees in the current quarter.

     Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management's opinion, existing models may not necessarily provide reliable measure of the fair value of the Company's stock options.

     The following average assumptions were used in determining stock-based compensation costs under the Black-Scholes option pricing model:

                                                                    Six months ended           Three months ended
                                                                      November 30,                November 30,
                                                                   2007           2006         2007         2006
                                                               -------------- ------------- ------------ ------------
     Expected volatility                                           109.05%        60.11%       98.20%       32.71%
     Risk-free interest rate                                         4.17%         3.50%        3.85%        3.50%
     Expected life (years)                                            3.78          4.58         2.85            5
     Dividend yield                                                    Nil           Nil          Nil          Nil
     Weighted average fair value of options granted                  $0.34         $0.36        $0.33        $0.20
                                                               ============== ============= ============ ============

      The expected volatility is based on the Company's historical stock prices. Computation of expected life was estimated after considering the contractual terms of the stock-based award, vesting schedules and expectations of future employee behavior. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

      Compensation cost related to the stock options granted to employees during the six and three months ended November 30, 2007 was charged to operations at the awards' fair value of $394,533 and $147,820 (2006 - $487,304 and
      $334,273), respectively.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


9. STOCKHOLDERS' EQUITY (continued)

  (c) Stock Options (continued)

     A summary of the weighted average fair value of stock options granted during the six months ended November 30, 2007 is as follows:

                                                                ----------------------------------------------------
                                                                                     Weighted
                                                                   Number of          Average      Weighted Average
                                                                    Options         Exer. Price       Fair Value
                                                                -----------------------------------------------------
     Exercise price equals market price at grant date:                610,000         $ 0.55             $ 0.55
     Exercise price less than market price at grant date:                  --           $Nil               $Nil
     Exercise price greater than market price at grant date:          486,300         $ 0.65             $ 0.43
                                                                ====================================================

     Summary of stock option information for the six months ended November 30, 2007 is as follows:

                                                                ----------------------------------------------------
                                                                                     Weighted
                                                                                      Average         Aggregate
                                                                     Shares         Exer. Price    Intrinsic Value
                                                                ----------------------------------------------------
     Options outstanding at May 31, 2007                           20,039,999           0.49
     Options granted                                                1,096,300           0.59
     Options exercised (Note 8(a)(v))                                (345,000)          0.32
     Options expired                                                 (875,000)          0.60
                                                                ----------------------------------------------------
     Options outstanding at November 30, 2007                      19,916,299           0.49          $1,635,000
                                                                ----------------------------------------------------
     Exercisable at November 30, 2007                              16,583,925           0.47          $1,584,500
                                                                ====================================================

     The following summarizes information about the stock options outstanding and exercisable at November 30, 2007:


          Options Outstanding                                                     Options Exercisable
                                               Weighted
                                                Average        Weighted                           Weighted
            Range of          Number of       Remaining         Average          Number of         Average
            Exercise            Options     Contractual        Exercise            Options        Exercise
              Prices        Outstanding        Life (yr)          Price        Exercisable           Price
-----------------------------------------------------------------------------------------------------------
       $0.17                    700,000            0.89           $0.17            700,000           $0.17
       $0.20                  1,250,000            2.21           $0.20          1,250,000           $0.20
       $0.21                    500,000            0.39           $0.21            500,000           $0.21
       $0.30                  1,620,000            1.74           $0.30          1,620,000           $0.30
       $0.40                  3,820,000            3.45           $0.40          3,820,000           $0.40
       $0.50                    350,000            1.66           $0.50            350,000           $0.50
       $0.55                  2,030,000            3.72           $0.55          1,720,000           $0.55
       $0.60                  7,050,000            5.71           $0.60          5,249,994           $0.60
       $0.62                    300,000            4.49           $0.62            100,000           $0.62
       $0.64                     50,000            3.67           $0.64             50,000           $0.64
       $0.65                  1,656,299             4.5           $0.65            667,258           $0.65
       $0.67                    200,000            3.54           $0.67            200,000           $0.67
       $0.75                    200,000             3.4           $0.75            200,000           $0.75
       $0.80                    140,000            3.04           $0.80            140,000           $0.80
       $1.10                     50,000            2.98           $1.10             50,000           $1.10
-----------------------------------------------------------------------------------------------------------
$0.17 - $1.10                19,916,299            3.96           $0.49         16,583,925           $0.47
===========================================================================================================

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


9. STOCKHOLDERS' EQUITY (continued)

     (c) Stock Options (continued)

          Stock-based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

          The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $107,940 and $46,800 for the six months ended November 30, 2007 and 2006, respectively, determined at the date of option exercise.

          As at November 30, 2007, there was approximately $705,190 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 24 months. The estimated fair value of stock options vested during 2007 and 2006 was $471,788 and $822,528, respectively.

          During the three months ended November 30, 2007, $221,184 and $Nil (2006 - $12,531 and $25,174) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

          During the six months ended November 30, 2007, $366,248 and $Nil (2006
          - $206,304 and $25,174) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

10. SALE OF SAGAX, INC.

     On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc. ("SagaX"), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon is a director of each of, SagaX and the Purchaser, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser.

     In exchange for the consideration described below, the Company agreed to pay the Purchaser $210,000 ($115,000 paid) for working capital purposes in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's indebtedness to the Company. Total consideration due to the Company is as follows:

      i) the repayment by the Purchaser and SagaX an aggregate of $4 million in prior loans and associated indebtedness which have been advanced and undertaken by the Company in and to SagaX ("SagaX's Indebtedness") in accordance with any future private or public equity financing of SagaX subsequent to the closing of the purchase agreement (the "Closing"). In this regard, and until payment in full of SagaX's Indebtedness, SagaX's Indebtedness will be secured, contemporaneously with the closing, by way of a senior, subordinated (subordinated only to SagaX's existing banking indebtedness), fixed and floating charge registered over all of the assets of SagaX; and

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


10. SALE OF SAGAX, INC. (continued)

      ii) the payment by the Purchaser and SagaX to the Company of a royalty fee equating to 8% of net sales, other than from sub-licenses, in respect of gross sales from any product associated or related to SagaX's present intellectual property under any existing patent or patent-pending applications, and of any other benefit, directly or indirectly collected or received, whether for cash or credit or by way of any benefit, advantage, equity, or concession from the manufacturing, distribution, marketing, contracting, joint venturing, leasing, equity participation or any other activity in relation to the said products.

     In addition to the consideration above, both prior to, in conjunction with and subsequent to the Closing, the Purchaser and SagaX will also be responsible for paying the Company a bonus (the "Bonus") equal to 10% of any consideration in any form which is received by the Purchaser and/or SagaX from any source and from any transaction, or a series of related transactions, at anytime and which is in anyway associated with a change in control of SagaX at anytime while the royalty hereinabove remains due and payable by the Purchaser and SagaX to the Company.

     Effective on the execution date of the purchase agreement, Dr. Shimon resigned as a director of the Company and terminated his existing consulting agreement and arrangement with the Company and, consequent upon such resignation and termination, to have no further claim against the Company as a previous director, officer of or consultant to the Company.

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

     On December 28, 2007, the Company and the Purchaser completed the Closing of the transactions contemplated by the purchase agreement and the Company paid the remaining $95,000 due to the Purchaser.

     The Company has reflected SagaX's results of operations through November 30, 2007 under the caption "Expenses related to assets and liabilities to be transferred" for all periods presented in the statements of operations. Cash flows, including the cash balances of SagaX, attributed to the assets and liabilities to be transferred have been included with those of the consolidated entity. The assets and liabilities of SagaX have been reclassified accordingly on the consolidated balance sheets. The assets and liabilities of SagaX were as follows at:

                                                     November 30,      May 31,
                                                        2007            2007
                                                    ---------------------------
     Assets
       Prepaid expenses                             $    48,868     $    39,249
                                                    ---------------------------
       Total current assets                              48,868          39,249
       Property and equipment, net                       51,760          58,573
                                                    ---------------------------
       Total assets                                 $   100,628     $    97,822
                                                    ===========================

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


10. SALE OF SAGAX, INC. (continued)

                                                     November 30,      May 31,
                                                        2007            2007
                                                    ---------------------------
     Liabilities
       Accounts payable and accrued liabilities     $   312,962     $   154,742
                                                    ===========================

     The Company has not accounted for the sale of SagaX as a divestiture because of the absence of significant financial investment of the Purchaser in SagaX and the repayment of SagaX's Indebtedness is solely dependent on future successful operations of the business of SagaX.

11. TERMINATION OF THE PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO.,
    LTD.

     In light of the Company's inability to complete its final due diligence and satisfy all remaining conditions precedent to the proposed closing of the terms and conditions of that previously disclosed equity transfer agreement, dated for reference effective on September 5, 2006, as previously entered into among the Company, each of Chimex Hongkong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively, the "Vendors") and Vascore Medical (Suzhou) Co., Ltd. ("Vascore Medical"), the Company terminated the Equity Transfer Agreement to acquire the various equity interests and shareholders' loans of Vascore Medical from the Vendors effective as at August 31, 2007 (the "Termination"). As a consequence, the Company has informed each of the Vendors and Vascore Medical of the Termination and thereby requested that any previous government approved ownership and Board appointments to Vascore Medical be immediately reverted to the direction of the Vendors.

     In October 2007, the Company and certain senior officers and directors were served with summons and complaint documents for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the Termination. The Company believes that this Action was brought improperly and intends to seek a stay of this Action pending arbitration in the appropriate forum, where the Company intends to vigorously defend itself.

12. RELATED PARTY TRANSACTIONS

     The related party transactions not disclosed elsewhere in these financial statements are disclosed as follows. These transactions, recorded at exchange amounts agreed to by all parties.

     During the six months ended November 30, 2007, the Company paid or accrued $1,093,847 (2006 - $420,149) of management and consulting fees to four directors and two officers (2006 - 1 officer) of the Company. Of this amount, $120,982 (2006 - $110,025) was charged to research and development. Included in accounts payable is $nil at November 30, 2007 (2006 - $Nil).

     During the three months ended November 30, 2007, the Company paid or accrued $461,143 (2006 - $209,853) of management and consulting fees to four directors and two officers (2006 - 1 officer) of the Company. Of this amount, $81,221 (2006 - $54,946) was charged to research and development.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


12. RELATED PARTY TRANSACTIONS (continued)

     Included in the amount of $1,093,847 is the accrued amount of $526,251 due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement as follows:

          The Company and Biosync entered into an executive services agreement with the principal vendor, being Mr. Rajesh Vaishnav, on February 16, 2007. Mr. Vaishnav will assume the position of Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus monthly allowance of $500, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and,
          (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares (issued as of May 31, 2007) upon receiving CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement, of which, 375,000 were issued on September 28, 2007. The fair value of the options and common shares are treated as stock-based compensation expenses and amortized over the service period.

     At November 30, 2007, amounts due from the employees of a subsidiary of the Company totaled $15,964 (May 31, 2007 - $34,775). These amount are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

     On August 31, 2007, the $100,000 related party loan due to the Company's Chief Executive Officer was fully repaid.

13. COMMITMENTS AND CONTINGENCIES

     (a) The Company has obligations under a long-term premises lease that expire in December 2010. The approximate aggregate minimum rent payments for the annual periods ending November 30 are as follows:

                2008                                         $   114,400
                2009                                             114,400
                2010                                             114,400
                2011                                               9,500
                                                             -----------
                                                             $   352,700
                                                             ===========

     The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 (May 31, 2007 - $8,081) and long-term portion of $15,488 (May 31,
     2007 - $19,529) and is being amortized over the term of the lease. During the six months ended November 30, 2007 and 2006, amortization of $4,041 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the six and three months ended November 30, 2007 was $78,393 and $37,923, respectively (2006 - $78,328 and $40,507). Of these amounts, $54,732 and $26,477 was charged to research and development for the six and three months ended November 30, 2007, respectively.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


13. COMMITMENTS AND CONTINGENCIES (continued)

     (b) On March 14, 2005, the Company acquired 100% of SagaX. The Company agreed to issue 4,200,000 common shares in exchange for all of the issued and outstanding shares of SagaX. The 4,200,000 shares will be issued in three intervals: 2,000,000 of the shares within 30 days of the effective date of this Agreement (issued), 1,100,000 shares upon successful completion of large animal trials and the final 1,100,000 shares upon CE Mark approval relating to SagaX's products. The Company has also agreed to pay $145,000 (paid) of SagaX's vendor debt owed to its parent company.

          As of November 30, 2007, the two remaining issuances of 1,100,000 shares each have not been accrued as the underlying conditions have not been satisfied. During November 2007, the Company entered into a share purchase agreement to sell SagaX (refer to Note 10) and upon completion of the transaction on December 28, 2007, the Company had no further potential obligation to issue such shares.

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

          No gain or loss provisions have been provided as of November 30, 2007 as the outcome of this legal proceeding is uncertain at this time.

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


14. GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consisted of the following:

                                                        Six months ended                Three months ended
                                                          November 30,                     November 30,
                                                       2007            2006             2007          2006
                                                  ------------------------------------------------------------

    Legal                                                 289,288       244,999          190,466       117,469
    Public relations, financing and
     corporate development                                381,213       463,237          142,514       172,479
    Management fees                                     1,301,806       673,720          649,080       237,503
    Consulting                                            298,951        72,683          192,826        14,535
    Audit                                                 408,500       120,899          165,163        45,187
    Operating expenses                                    985,936       469,441          589,653       185,293
                                                  ------------------------------------------------------------

                                                        3,665,694     2,044,979        1,929,702       772,466
                                                  ============================================================


     During the six months ended November 30, 2007, general and administrative expenses include $10,616 (2006 - $124,151) and $168,928 (2006 - $12,155) of
     amortized deferred compensation in public relations and consulting, respectively. $226,597 and $48,400 (2006 - $281,000 and $79,691) of
     stock-based compensation pertains to options granted and extended, respectively, to administrative personnel.

     During the three months ended November 30, 2007, general and administrative expenses include $2,676 (2006 - Nil) and $84,464 (2006 - Nil) of amortized deferred compensation in public relations and consulting, respectively. $124,948 and $48,400 (2006 - $140,500 and Nil) of stock-based compensation pertains to options granted and extended, respectively, to administrative personnel.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                        -------------------------------------------------------
                                                         Period from
                                                         inception
                                                         (January 20,              Six months ended
                                                           1999) to                  November 30,
                                                         November 30,       -----------------------------------
                                                             2007               2007              2006
                                                        -------------------------------------------------------

     SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid in cash                            $     76,705         $    24,366       $     1,805
                                                        -------------------------------------------------------

     SUPPLEMENTAL NON-CASH TRANSACTIONS:
       Debt settlement with shares                      $     621,375        $        --       $        --
       Conversion of convertible debentures and
          accrued interest to common shares                   740,810                 --                --
       Shares issued for finders' fees                        236,868                 --                --
                                                        =======================================================

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2007
(Unaudited)
Expressed in U.S. Dollars


16. SEGMENTED INFORMATION

     The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

     The following is a summary of the Company's geographical information as of November 30, 2007 and for the periods ended November 30, 2007 and 2006.

                                                                   Assets and
                                                                  Liabilities of
                                                                  Business to be
                                         Canada          India     Transferred       Total
                                       -----------   -----------   -----------   -----------
SIX MONTHS ENDED NOVEMBER 30, 2007
Net revenue                            $        --   $   551,641   $        --   $   551,641
Gross profit                                    --        58,577            --        58,577
Depreciation and amortization               69,769       180,958         7,747       258,474
Net loss                                 5,449,942       507,675       600,955     6,558,572

THREE MONTHS ENDED NOVEMBER 30, 2007
Net revenue                                     --       250,031            --       250,031
Gross profit                                    --        54,337            --        54,337
Depreciation and amortization               40,240        90,577         3,876       134,693
Net loss                                 2,860,285       247,887       315,748     3,423,920

AS OF NOVEMBER 30, 2007
Total assets                             6,411,112     3,782,148       149,430    10,342,690
Additions to property and equipment        132,314       399,598           937       532,849
CE Mark license                                 --     1,308,765            --     1,308,765

SIX MONTHS ENDED NOVEMBER 30, 2006
Net revenue                                     --            --            --            --
Gross profit                                    --            --            --            --
Depreciation and amortization               45,516            --         5,485        51,001
Net loss                                 3,724,420            --       420,567     4,144,987

THREE MONTHS ENDED NOVEMBER 30, 2006
Net revenue                                     --            --            --            --
Gross profit                                    --            --            --            --
Depreciation and amortization               23,073            --         2,866        25,939
Net loss                                 1,539,772            --       239,383     1,779,155


17. RECLASSIFICATIONS

     Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Such "forward-looking" information is included in this Form 10-Q, including the MD&A section, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company).

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our our expectations and beliefs with respect to the uses and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words "potential," "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, among others, our ability to successfully implement our corporate strategy and successfully integrate our newly-acquired subsidiary in India and the accuracy of management's beliefs with respect to the uses and adequacy of our capital resources.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

The following discusses the Company's financial condition and results of operations for the three and six months ended November 30, 2007 based upon the Company's unaudited interim consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report, which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other financial information included in the Company's Form 10-K (as amended) for the fiscal year ended May 31, 2007.

MIV Therapeutics Inc. (the "Company", "MIVT", "we", "us", or "our") is a research and development company pursuing the commercialization of the next generation of biocompatible coatings for stents and other medical devices and advanced drug delivery systems with the intent of providing healing solutions for cardiovascular disease and other medical conditions. In collaboration with the University of British Columbia (UBC), the Company has developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies are protected by 50 patents and patent applications Worldwide at the time of preparing this document.

On February 16, 2007, we completed the acquisition of all of the issued and outstanding shares of BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), a body corporate subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories. Accordingly, the financial information presented below may not be comparable from period to period.

Recent Developments

On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc. ("SagaX"), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon is a director of each of, SagaX and the Purchaser, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser.

In exchange for the consideration described below, the Company agreed to pay the Purchaser $210,000 ($115,000 paid through November 30, 2007) for working capital purposes in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's indebtedness to the Company. Total consideration due to the Company is as follows:


  i) the repayment by the Purchaser and SagaX an aggregate of $4 million in prior loans and associated indebtedness which have been advanced and undertaken by the Company in and to SagaX ("SagaX's Indebtedness") in accordance with any future private or public equity financing of SagaX subsequent to the closing of the purchase agreement (the "Closing"). In this regard, and until payment in full of SagaX's indebtedness, SagaX's indebtedness will be secured, contemporaneously with the closing, by way of a senior, subordinated (subordinated only to SagaX's existing banking indebtedness), fixed and floating charge registered over all of the assets of SagaX; and

 ii) the payment by the Purchaser and SagaX to the Company of a royalty fee equating to 8% of net sales, other than from sub-licenses, in respect of gross sales from any product associated or related to SagaX's present intellectual property under any existing patent or patent-pending applications, and of any other benefit, directly or indirectly collected or received, whether for cash or credit or by way of any benefit, advantage, equity, or concession from the manufacturing, distribution, marketing, contracting, joint venturing, leasing, equity participation or any other activity in relation to the said products.

In addition to the consideration above, both prior to, in conjunction with and subsequent to the Closing, the Purchaser and SagaX will also be responsible for paying the Company a bonus (the "Bonus") equal to 10% of any consideration in any form which is received by the Purchaser and/or SagaX from any source and from any transaction, or a series of related transactions, at anytime and which is in anyway associated with a change in control of SagaX at anytime while the royalty hereinabove remains due and payable by the Purchaser and SagaX to the Company.

Effective on the execution date of the purchase agreement, Dr. Shimon resigned as a director of the Company and terminated his existing consulting agreement and arrangement with the Company and, consequent upon such resignation and termination, has no further claim against the Company as a previous director of, officer of or consultant to the Company.

On December 28, 2007, the Company and the Purchaser completed the Closing of the transactions contemplated by the purchase agreement and the Company paid the remaining $95,000 due to the Purchaser.

The Company has not accounted for the sale of SagaX as a divestiture because of the absence of significant financial investment of the Purchaser in SagaX and the repayment of SagaX's indebtedness is solely dependent on future successful operations of the business of SagaX.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO NOVEMBER 30, 2006

Revenues. During the six months ended November 30, 2007, revenues from the sale of stents were $551,641 compared to nil for the same period of the prior year. Sales were attributed to stents sold by Biosync Scientific in India, which we acquired during the third quarter of fiscal 2007. Cost of goods sold during the six months ended November 30, 2007 were $493,064 resulting in a gross profit of $58,577. There was no comparable data for the same period for the prior year. We expect that revenues will continue to grow throughout the remainder of the fiscal year as a distribution network has recently been established.

General and Administrative Expenses

General and administrative expenses increased to $3,665,694 during the six months ended November 30, 2007, from $2,044,979 during the six months ended November 30, 2006. The majority of the overall increase is attributable to an increase in management fees due to the recognition of share-based and cash compensation to Biosync Scientific. Consulting fees increased during the six months ended November 30, 2007 compared to the same period in 2006 as a result of a new investor relations consulting agreement and the recognition of deferred fees associated with new and existing consulting agreements. Audit and legal fees increased in the current period due to the Company's expanded operations in India, the share registration statement and other regulatory filings, and accounting work related to the acquisition of Biosync Scientific. Operating expenses increased significantly in the current period primarily due to the increased activity related to our ongoing clinical trial and preparation for further trials which we anticipate will begin before the end of the current fiscal year.

The following table compares the general and administrative expenses for the six months ended November 30, 2007 and 2006:

--------------------------------------------------------------------------------------------------------------------------
                                                                 November 30,
--------------------------------------------------------------------------------------------------------------------------
                                                             2007              2006         $Increase/      %Increase/
                                                                                            (Decrease)      (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Legal                                                       $289,288          $244,999         $44,289             18%
--------------------------------------------------------------------------------------------------------------------------
Public Relations, Financing and Corporate
Development                                                  381,213           463,237        ($82,024)           (18%)
--------------------------------------------------------------------------------------------------------------------------
Management Fees                                            1,301,806           673,720         628,086             93%
--------------------------------------------------------------------------------------------------------------------------
Consulting                                                   298,951            72,683         226,268            311%
--------------------------------------------------------------------------------------------------------------------------
Audit                                                        408,500           120,899         287,601            238%
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses                                           985,936           469,441         516,495            110%
--------------------------------------------------------------------------------------------------------------------------
Total                                                     $3,665,694        $2,044,979      $1,620,715             79%
--------------------------------------------------------------------------------------------------------------------------

Research and Development Expenses

Research and development costs increased during the six months ended November 30, 2007 to $2,350,446 from $1,615,244 for the six months ended November 30, 2006.

The increase in the current period resulted primarily from the ongoing clinical trial that began in late fiscal 2007, the addition of new R&D employees, increased payments to purchase materials, more significant legal fees incurred for patents and technology protection, and more share-based incentives granted to R&D personnel. We expect research and development costs to increase in the remaining six months of the fiscal year as the more comprehensive second phase of the clinical trial is scheduled to begin before the end of the year.

Interest Expense and Finance Fees

Interest expense and finance fees increased $172,605 to $174,663 during the six months ended November 30, 2007 from $2,059 during the same period in 2006. The increase primarily resulted from a $125,500 charge from share registration costs associated with the private placement that occurred in July 2007 and the fair values of: (i) warrants granted to extend the due date of a note payable and
(ii) the extended expiry of certain warrants. We do not expect to incur such expenses in subsequent quarters of fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $258,477 during the six months ended November 30, 2007 compared to $51,001 for the six months ended November 30, 2006. Approximately $95,000 of depreciation expense has been allocated to cost of sales during the current six month period. The overall increase in depreciation and amortization expense is due to amortization of $80,514 related to the CE Mark license acquired during the third quarter of fiscal 2007 and significant additions to laboratory equipment, building and other property and equipment acquired during the second half of fiscal 2007 and the current year.

Expenses Related to Assets and Liabilities to be Transferred

During the current quarter, the Company entered into a share purchase agreement to sell the Company's wholly-owned subsidiary SagaX, Inc. ("SagaX"). Accordingly, SagaX's results of operations for the six months ended November 30, 2007 and 2006 have been reflected as expenses related to assets and liabilities to be transferred. The Company incurred expenses of $600,955 during the six months ended November 30, 2007 compared to $420,567 during the six months ended November 30, 2006. The increase of $180,388 is primarily attributed to continued research and development costs and the use of additional consultants to assist with that research.

Net Loss

The Company incurred a net loss of $6,558,572 for the six months ended November 30, 2007 compared to $4,144,987 for the same period in 2006. The increase in net loss of $2,413,585 during 2007 is primarily a result of the elevated research and development activities and the related administrative costs compared to 2006, including the ongoing clinical trial, and higher legal, travel and other operating costs associated with the increased level of research. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for the subsequent clinical trial begins.

THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO NOVEMBER 30, 2006

Revenues.

During the three months ended November 30, 2007, revenues from the sale of stents were $250,031 compared to nil for the same quarter of the prior year. Sales were attributed to stents sold by Biosync Scientific in India, which we acquired during the third quarter of fiscal 2007. Cost of goods sold during the quarter ended November 30, 2007 were $195,694 resulting in a gross profit of $54,337. There was no comparable data for the same quarter in the prior year. We expect that revenues will continue to grow in the subsequent quarter as a distribution network has recently been established.

General and Administrative Expenses

General and administrative expenses increased to $1,929,702 during the quarter ended November 30, 2007, from $772,466 during the quarter ended November 30, 2006. The majority of the overall increase is attributable to an increase in management fees due to the recognition of share-based and cash compensation to Biosync Scientific. Consulting fees increased in the current quarter compared to corresponding period in 2006 as a result of the recognition of deferred fees associated with new and existing consulting agreements. Audit and legal fees increased in the current quarter due to the share registration statement and other regulatory filings, and accounting work related to the acquisition of Biosync Scientific. Operating expenses increased in the current quarter primarily due to the increased activity related to our ongoing clinical trial and preparation for further trials which we anticipate will begin before the end of the current fiscal year.

The following table compares the general and administrative expenses for the quarters ended November 30, 2007 and 2006:

--------------------------------------------------------------------------------------------------------------------------
                                                                 November 30,
--------------------------------------------------------------------------------------------------------------------------
                                                             2007              2006         $Increase/      %Increase/
                                                                                            (Decrease)      (Decrease)
--------------------------------------------------------------------------------------------------------------------------
Legal                                                       $190,466          $117,469         $72,997              62%
--------------------------------------------------------------------------------------------------------------------------
Public Relations, Financing and Corporate
Development                                                  142,514           172,479        (29,965)             (17%)
--------------------------------------------------------------------------------------------------------------------------
Management Fees                                              649,080           237,503         411,577             173%
--------------------------------------------------------------------------------------------------------------------------
Consulting                                                   192,826            14,535         178,291           1,227%
--------------------------------------------------------------------------------------------------------------------------
Audit                                                        165,153            45,187         119,976             265%
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses                                           589,653           185,295         404,358             218%
--------------------------------------------------------------------------------------------------------------------------
Total                                                     $1,929,702          $772,468      $1,157,234             150%
--------------------------------------------------------------------------------------------------------------------------


Research and Development Expenses

Research and development costs increased during the quarter ended November 30, 2007 to $1,200,685 compared to $739,569 for the quarter ended November 30, 2006. The increase in the current quarter resulted primarily from the ongoing clinical trial, increased payments to purchase materials, more significant legal fees incurred for patents and technology protection, and more share-based incentives granted to R&D personnel. We expect research and development costs to increase in the subsequent quarter because we expect the ongoing clinical trial to be complete and the second clinical to begin before the end of the year.

Interest Expense and Finance Fees

Interest expense and finance fees increased $150,543 to $152,602 during the quarter ended November 30, 2007 from $2,059 during the same period in 2006. The increase primarily resulted from a $125,500 charge from share registration costs associated with the private placement that occurred in July 2007 and the fair value of the extended expiry of certain warrants. We do not expect to incur such expenses in subsequent quarters of fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $110,461 during the quarter ended November 30, 2007 compared to $23,073 for same period in 2006. Approximately $52,000 of depreciation expense has been allocated to cost of sales during the current three month period. The overall increase in the current quarter is due to amortization of $35,532 related to the CE Mark license acquired during the third quarter of fiscal 2007 and significant additions to laboratory equipment, building and other property and equipment acquired during the second half of fiscal 2007 and during the current year.

Expenses Related to Assets and Liabilities to be Transferred

During the current quarter, the Company entered into a share purchase agreement to sell the Company's wholly-owned subsidiary SagaX.
Accordingly, SagaX's results of operations for the three months ended November 30, 2007 and 2006 have been reflected as expenses related to assets and liabilities to be transferred. The Company incurred expenses of $315,748 during the three months ended November 30, 2007 compared to $239,383 during the three months ended November 30, 2006. The increase of $76,365 is primarily attributed to continued research and development costs and the use of additional consultants to assist with that research.

Net Loss

The Company incurred a net loss of $3,423,920 for the three months ended November 30, 2007 compared to a net loss of $1,779,155 for the same period in 2006. The increase in net loss of $1,644,765 is primarily a result of the elevated research and development activities and the related administrative costs compared to the same period in 2006, including the ongoing clinical trial, and higher legal, travel and other operating costs associated with the increased level of research. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for the subsequent clinical trial begins.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and have financed our operations primarily from proceeds from private financings, the exercise of options and warrants, and interest income. At November 30, 2007, we had cash and cash equivalents of $6,061,952 and working capital of $5,904,159. We completed two private placements during the quarter ended August 31, 2007 which raised net proceeds of approximately $11.9 million. We will continue to use the proceeds from these private placements for clinical trials in Brazil and working capital to continue the expansion of our Biosync Scientific operations and sustain our operations through the end of the current fiscal year.

Net cash used in operations during the six months ended November 30, 2007 was approximately $5.3 million which is a direct result of establishing and expanding operations in India, conducting the first clinical and the preparation required for the second clinical trial as well as continuing to fund our research program. Our management expects that our ongoing clinical trial and subsequent clinical trials, along with the expansion of our India operations and our other research activities, which will lead to further operating losses during the remainder of fiscal 2008.

Net cash provided by financing activities during the six months ended November 30, 2007 was approximately $11.4 million primarily as a result of the completion of two private placements during the quarter ended August 31, 2007 which was partially offset by the repayment of loans payable.

Net cash used in investing activities during the six months ended November 30, 2007 was approximately $530,000 and was a result of further capital investments in property and equipment necessary to increase capacity at our facility in India and support our research activities. We anticipate that further investments in laboratory equipment, land and other property and equipment will be needed to further develop our manufacturing capabilities in India and to conduct future research activities throughout the remainder of fiscal 2008 and fiscal 2009.

We expect to continue to use substantial resources and available cash to fund operating and investing activities. Our management anticipates that the existing cash balance will not be sufficient to meet the Company's working capital requirements for next twelve months and we will have to consider raising further funds through private placements or other equity transactions. However, there can be no assurance that additional financing will be available when required, or, if available, that such financing can be obtained on terms satisfactory to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our contractual obligations are presented in Management's Discussion and Analysis in our Annual Report on Form 10-K (as amended) for the year ended May 31, 2007. The total obligations have not materially changed during the six months ended November 30, 2007, except for the balance sheet changes in accounts payable and accrued liabilities and the repayment of two loan payables which totaled $625,000.

Accounting Policy Change and New Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS

Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation became effective for our fiscal year beginning June 1, 2007.

Our Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., our major taxing jurisdictions include Canada, India and Israel. Examinations of income tax returns filed by our Company and its active subsidiaries that are still subject to examination are MIV Therapeutics Inc. for May 31, 1999, and subsequent years, MIVI Technologies, Inc. for May 31, 2006 and subsequent years, Biosync Scientific Pvt. Ltd. for March 31, 2006 and subsequent years and SMT Research and Development Ltd. for December 31, 2005 and subsequent years. Interest and penalties related to tax positions taken in tax returns are recorded in the unaudited interim consolidated statement of operations. There were no interest and penalties related to tax positions taken in our tax returns during the first two quarters of fiscal 2008.

The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company's fiscal 2010, noncontrolling interests will be classified as equity in the Company's balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company's income and comprehensive income. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. Management is currently evaluating the impact of adopting SFAS No. 160 on the Company's consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141(R) will become effective for the Company's business combinations occurring on or after June 1, 2009.

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

The Company has no long-term debt and therefore the Company does not believe that it will be subject to interest rate risk. Further, the Company does not believe that inflation has had or will have a significant impact on the Company's results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

ITEM 4.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the reporting period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that during the quarterly period covered by this report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the quarter ended November 30, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In October 2007, the Company and certain senior officers and directors were served with a summons and complaint for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the termination by the Company of the proposed acquisition of Vascore Medical (see Note 11 to the consolidated financial statements included in Item 1). The Company believes that this action was brought improperly and intends to seek a stay of this action pending arbitration in the appropriate forum, where the Company intends to vigorously defend itself.

ITEM 1.A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K (as amended) for the year ended May 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K (as amended) are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS

                 EXHIBIT NO.
                 -----------

                  31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                  31.2 Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                  32.1 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MIV Therapeutic, Inc.
                                                     (Registrant)


Date:  January 14, 2008                              /s/ Mark Landy
                                                     ------------------------
                                                     Mark Landy
                                                     Chief Executive Officer



Date:  January 14, 2008                              /s/ Patrick McGowan
                                                     ------------------------
                                                     Patrick McGowan
                                                     Chief Financial Officer