Form 10-Q
period 2008-02-29
MIV THERAPEUTICS INC
filed 2008-04-11
CIK 1083011

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 2008

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerate filer [ ]                         Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes [ ]                  No [X]

Number of shares of common stock outstanding as of April 4, 2008: 112,991,278

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


           MIV THERAPEUTICS INC.
           (A development stage company)

           Consolidated Financial Statements


           February 29, 2008

           (Unaudited)




           INDEX

           Consolidated Balance Sheets

           Consolidated Statements of Operations and Comprehensive Loss

           Consolidated Statement of Stockholders' Equity

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Balance Sheets
(Unaudited)
Expressed in U.S. Dollars
-------------------------------------------------------------------------------------------
                                                            February 29, 2008  May 31, 2007
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $  3,314,934    $    119,075
  Accounts receivable                                                89,089          50,829
  Employee advances (Note 12)                                        11,306          20,432
  Prepaid expenses (Note 3)                                         352,810         346,883
  Inventories (Note 4)                                              732,541         563,684
  Assets of discontinued operations (Note 10)                            --         393,593
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              4,500,680       1,494,496
EMPLOYEE ADVANCES                                                        --          14,343
PROPERTY AND EQUIPMENT, net (Note 6)                              2,002,636       1,253,010
CE MARK LICENSE, net (Note 7)                                     1,273,233       1,389,279
DEPOSITS AND OTHER ASSETS                                            45,686          37,264
ASSETS OF DISCONTINUED OPERATIONS, net of current (Note 10)              --          58,573
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $  7,822,235    $  4,246,965
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and other payables (Note 12)                $  1,063,903    $  1,462,616
  Related party loan (Note 12)                                           --         100,000
  Loan payable (Note 8)                                                  --         525,000
  Deferred lease inducement - current portion (Note 13(a))            8,081           8,081
  Liabilities of discontinued operations (Note 10)                       --         154,742
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         1,071,984       2,250,439
DEFERRED LEASE INDUCEMENT (Note 13 (a))                              13,468          19,529
DEFERRED INCOME TAX LIABILITY                                        96,000         297,000
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 1,181,452       2,566,968
-------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 5, 11 and 13)

STOCKHOLDERS' EQUITY
  Common stock (Note 9)
    Authorized:
      20,000,000 preferred shares with a par value of $0.001
      230,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      112,991,278 common shares at February 29, 2008 and
      83,785,056 common shares at May 31, 2007                      112,991          83,785
  Additional paid-in capital                                     57,400,068      42,329,385
  Deferred compensation                                             (89,644)       (320,579)
  Common stock issuable                                           1,127,012       1,411,489
  Deficit accumulated during the development stage              (51,712,976)    (41,627,415)
  Accumulated other comprehensive loss                             (196,668)       (196,668)
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        6,640,783       1,679,997
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  7,822,235    $  4,246,965
===========================================================================================

The accompanying notes are in integral part of these consolidated financial statements.



MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Dollars

-------------------------------------------------------------------------------------------------------------------------------
                                               Period from
                                                inception
                                              (January 20,
                                                 1999) to             Nine months ended                 Three months ended
                                               February 29,     February 29,     February 28,    February 29,      February 28,
                                                  2008             2008             2007             2008              2007
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (as restated)                      (as restated)

REVENUE                                       $   1,045,658    $     854,168    $       1,461    $     302,527    $       1,461
COST OF SALES (exclusive of amortization of
   CE Mark license shown below)                   1,115,256          968,116              646          475,052              646
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                 (69,598)        (113,948)             815         (172,525)             815
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Note 14)           31,694,349        5,371,349        3,663,280        1,705,655        1,426,935
  Research and development                       14,584,093        4,112,492        2,103,463        1,762,046          679,869
  Interest expense and finance fees               1,221,952          196,495           11,295           21,832            9,236
  Depreciation                                    1,026,027           41,984           77,222           24,539           31,706
  Amortization of CE Mark license                   148,050          116,046            4,572           35,532            4,572
  Licenses acquired charged to operations           479,780               --               --               --               --
  Finance cost on convertible debentures            382,307               --               --               --               --
  Purchased in-process research
       and development                            2,205,013               --               --               --               --
-------------------------------------------------------------------------------------------------------------------------------
                                                 51,741,571        9,838,366        5,859,832        3,549,604        2,152,318
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                            (51,811,169)      (9,952,314)      (5,859,017)      (3,722,129)      (2,151,503)
GAIN (LOSS) ON FOREIGN EXCHANGE                      47,658           25,072           13,632           (6,069)          36,370
INTEREST INCOME                                     313,990          173,104            5,832           40,677               --
GAIN ON EXTINGUISHMENT OF DEBT                      462,249               --               --               --               --
MINORITY INTEREST SHARE OF LOSS                     806,310               --               --               --               --
-------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE DEFERRED INCOME TAX RECOVERY        (50,180,962)      (9,754,138)      (5,839,553)      (3,687,521)      (2,115,133)
DEFERRED INCOME TAX RECOVERY                        228,000          201,000           14,000           92,000           14,000
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                 (49,952,962)      (9,553,138)      (5,825,553)      (3,595,521)      (2,101,133)
LOSS FROM DISCONTINUED OPERATIONS                (2,672,723)        (600,955)        (702,725)              --         (282,158)
GAIN ON SALE OF DISCONTINUED OPERATIONS              68,532           68,532               --           68,532               --
-------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                        (52,557,153)     (10,085,561)      (6,528,278)      (3,526,989)      (2,383,291)
OTHER COMPREHENSIVE LOSS
  Foreign currency translation                     (196,668)              --               --               --               --
-------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                            $ (52,753,821)   $ (10,085,561)   $  (6,528,278)   $  (3,526,989)   $  (2,383,291)
===============================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE
  - continuing operations                     $        1.29    $        0.09    $        0.08    $        0.03    $        0.03
  - discontinued operations                            0.07               --             0.01               --               --
-------------------------------------------------------------------------------------------------------------------------------
  - NET LOSS                                  $        1.36    $        0.09    $        0.09    $        0.03    $        0.03
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                            38,801,569      108,134,229       72,915,205      112,530,493       75,143,989
===============================================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.



MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
Expressed in U.S. Dollars
------------------------------------------------------------------------------------------------------


                                                         Common Stock          Additional    Deferred
                                                   ------------------------     Paid-in       Compen-
                                                      Shares       Amount       Capital       sation
------------------------------------------------------------------------------------------------------
Balance, May 31, 2007                                83,785,056   $  83,785   $ 42,329,385   $(320,579)
Issuance of common stock:
   - for share subscriptions - private placement     27,666,000      27,666     12,816,311          --
   - for exercise of options                            315,715         316         38,184          --
   - for services                                     1,224,507       1,224        511,642    (167,545)
Fair value of warrants issued for loan (Note 8)              --          --         16,405          --
Fair value of vested stock option grants                     --          --      1,529,341          --
Fair value of extended stock options                         --          --         48,400          --
Fair value of extended warrants                              --          --        110,400          --
Amortization of deferred compensation                        --          --             --     398,480
Comprehensive loss:
  Foreign currency translation                               --          --             --          --
  Net loss                                                   --          --             --          --
------------------------------------------------------------------------------------------------------

BALANCE, February 29, 2008                          112,991,278   $ 112,991   $ 57,400,068   $ (89,644)
======================================================================================================
                                                                                            (CONTINUED)

                                                                  Accumulated     Deficit
                                                                     Other      Accumulated
                                                      Common        Compre-     During the
                                                      Stock         hensive     Development
                                                     Issuable        Loss          Stage            Total
------------------------------------------------------------------------------------------------------------
Balance, May 31, 2007                              $  1,411,489    $(196,668)   $(41,627,415)   $  1,679,997
Issuance of common stock:
   - for share subscriptions - private placement       (927,000)          --              --      11,916,977
   - for exercise of options                            (38,500)          --              --              --
   - for services                                       681,023           --              --       1,026,344
Fair value of warrants issued for loan (Note 8)              --           --              --          16,405
Fair value of vested stock option grants                     --           --              --       1,529,341
Fair value of extended stock options                         --           --              --          48,400
Fair value of extended warrants                              --           --              --         110,400
Amortization of deferred compensation                        --           --              --         398,480
Comprehensive loss:
  Foreign currency translation                               --           --              --              --
  Net loss                                                   --           --     (10,085,561)    (10,085,561)
------------------------------------------------------------------------------------------------------------

BALANCE, February 29, 2008                         $  1,127,012    $(196,668)   $(51,712,976)   $  6,640,783
============================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.



MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
Expressed in U.S. Dollars
-----------------------------------------------------------------------------------------------------------
                                                               Period from
                                                                inception
                                                               (January 20,
                                                                 1999) to           Nine months ended
                                                               February 29,    February 29,    February 28,
                                                                   2008            2008            2007
-----------------------------------------------------------------------------------------------------------
                                                                                              (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                          $(49,952,962)   $ (9,553,138)   $ (5,825,553)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
      Stock-based compensation                                   11,940,000       1,976,221       1,177,712
      Stock issued for other than cash                            7,106,575       1,026,344         416,398
      Depreciation and amortization                               1,472,997         400,884          81,794
      Deferred income tax recovery                                 (228,000)       (201,000)        (14,000)
      Fair value of extended warrants                               451,227         110,400           1,230
      Fair value of granted warrants                                 16,405          16,405              --
      Interest expense on related party loan                        850,000              --              --
      Interest expense on convertible debentures                     34,730              --              --
      Leasehold improvements written down                            13,300              --              --
      Purchased in-process research and  development              2,125,013              --              --
      Intangible asset impairment                                   150,000              --              --
      Gain on extinguishment of debt                               (462,249)             --              --
      Provision for bad debt                                        160,000              --              --
      Beneficial conversion feature on convertible debenture        289,800              --              --
      Minority interest                                            (806,310)             --              --
  Changes in operating assets and liabilities:
      Accounts receivable                                          (249,340)        (38,260)         (1,812)
      Due from related party                                        (11,306)         23,469         (35,098)
      Prepaid expenses and deposits                                (278,628)         (5,927)       (187,861)
      Inventories                                                  (487,739)       (168,857)         23,079
      Deposits and other assets                                     (45,686)         (8,422)             --
      Accounts payable and other payables                           946,486        (404,771)        624,093
-----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                           (26,965,687)     (6,826,652)     (3,740,018)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs            33,633,250      11,916,977       4,840,427
  Proceeds from (repayments of) loan payable                        500,000        (525,000)             --
  Due to related parties                                            850,000        (100,000)             --
  Subscriptions received                                          1,389,310              --          50,000
  Cash acquired in reverse acquisition                               13,824              --              --
  Proceeds from convertible debentures                              755,000              --              --
  Common stock redemption                                          (120,000)             --              --
-----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                        37,021,384      11,291,977       4,890,427
-----------------------------------------------------------------------------------------------------------


The accompanying notes are in integral part of these consolidated financial statements.



MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Expressed in U.S. Dollars
--------------------------------------------------------------------------------------------------------
                                                               Period from
                                                                inception
                                                               (January 20,
                                                                 1999) to         Nine months ended
                                                               February 29,   February 29,   February 28,
                                                                   2008          2008            2007
--------------------------------------------------------------------------------------------------------
                                                                                            (as restated)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                            (2,557,540)    (1,034,466)       (66,258)
  Pre-acquisition advances to Biosync                             (121,870)            --       (121,870)
  Acquisition of Biosync, net of cash acquired                  (1,415,885)            --     (1,415,885)
  Cash acquired on acquisition of Biosync                           17,557             --         17,557
  Cash transferred on disposition of SagaX                         (48,802)       (48,802)            --
  Acquisition of license                                          (200,000)            --             --
--------------------------------------------------------------------------------------------------------

Net cash used in investing activities                           (4,326,540)    (1,083,268)    (1,586,456)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operations             5,729,157      3,382,057       (436,047)
Cash flows from discontinued operating activities               (2,099,724)      (539,605)      (593,000)
Cash flows from discontinued investing activities                  (75,515)          (937)       (27,654)
Foreign exchange effect on cash                                   (238,984)            --             --
--------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,314,934      2,841,515     (1,056,701)

CASH AND CASH EQUIVALENTS, beginning of period
   Continuing operations                                                --        119,075      1,374,311
   Discontinued operations                                              --        354,344        199,511
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                       $ 3,314,934    $ 3,314,934    $   517,121
========================================================================================================

Ending cash and cash equivalents consists of the following:
  Continuing operations                                        $ 3,314,934    $ 3,314,934    $   334,271
  Discontinued operations                                               --             --        182,850
--------------------------------------------------------------------------------------------------------

Total                                                          $ 3,314,934    $ 3,314,934    $   517,121
========================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.


                                                               6

MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 29, 2008
(Unaudited)
Expressed in U.S. Dollars


1.       BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive loss, stockholders' equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics, Inc. (the "Company"), at February 29, 2008, and the results of operations and cash flows for the interim periods ended February 29, 2008 and February 28, 2007. Operating results of these interim periods are not necessary indicative of result that may be expected for the full fiscal year ending May 31, 2008.

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

         Since inception, the Company has suffered recurring losses, totaling $52,557,153 as of February 29, 2008. To date, management has been able to finance the operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

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

         The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada, India and formerly, Israel. Income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIVI Technologies, Inc. for May 31, 2007 and subsequent years, and Biosync Scientific Pvt. Ltd. for March 31, 2007 and subsequent years. Income tax returns not yet filed by MIV Therapeutics Inc. for the fiscal year ended May 31, 1999, and subsequent years will be subject to examination. Interest and penalties related to tax positions taken in tax returns shall be recorded in other operating expenses in the consolidated statement of operations; however, there were no interest and penalties related to tax positions taken in our tax returns during the first three quarters of fiscal 2008.

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

2.       ACCOUNTING POLICY CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

         In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

3.       PREPAID EXPENSES

         Prepaid expenses consisted of the following at:

                                                      February 29,       May 31,
                                                         2008             2007
                                                       -------------------------
              Prepayment to suppliers                  $251,632         $337,936
              Other prepaid expenses                    101,178            8,947
                                                       -------------------------
                                                       $352,810         $346,883
                                                       =========================

4.       INVENTORIES

         Inventories consisted of the following at:

                                                    February 29,         May 31,
                                                       2008               2007
                                                     ---------------------------
              Raw materials                          $257,380           $248,496
              Packing materials                        10,370             14,392
              Work-in-process                          76,518            190,854
              Finished goods                          388,273            109,942
                                                     ---------------------------
                                                     $732,541           $563,684
                                                     ===========================

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

              In Amendment No. 1, the contract period of the existing collaborative agreement was changed to April 1, 2004 to November 30, 2004 and total costs to the Company were estimated at CAD$110,400 ($87,633). As of May 31, 2005, the Company had
              accrued/paid and recorded CAD$110,400 ($87,633) to research and development costs in accordance with Amendment No. 1.

              In Amendment No. 2, the contract period, work plan and total costs of the existing collaborative agreement as amended by Amendment No. 1 were amended. The contract period was extended from December 1, 2004 to November 30, 2006 and total costs to the Company were estimated at CAD$400,400 ($317,828), being payable over the term of the Agreement at various stipulated intervals. As of May 31, 2007, the Company has paid CAD$400,400 ($317,828) for research and development costs in accordance with Amendment No. 2.

              The Company obtained financial support of up to CAD$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of February 29, 2008, the Company had received CAD$265,791 ($268,555) from IRAP.

         (c) On September 14, 2007, the Company and UBC executed the new license agreement with an effective date of September 1, 2007. The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 5(a) above). Upon execution, the stock certificate for the 100,000 common shares, which was issued during the year ended May 31, 2007, was delivered to UBC on September 18, 2007.

              In consideration of granting the license, the Company will pay UBC a royalty of 2.5% or 5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology. In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development.

         (d) On December 1, 2006, the Company extended its collaborative research agreement with UBC to continue with exploratory research on coating technology for stents for a period from December 1, 2006 to November 30, 2007. During the period of the agreement, four equal payments will be made to UBC for a total budget estimate of CAD$274,896 ($241,264). As of May 31, 2007, the
              Company had paid CAD$137,448 ($120,632) and charged the costs to research and development.

              On April 4, 2007, the Company and UBC amended the tasks and objectives of the existing collaborative research agreement. On August 29, 2007, the total costs of the project was revised to be estimated at CAD$190,479 ($167,175) from CAD$274,896 ($241,264).
              The Company paid in full the CAD$190,479 due to UBC for this project during the nine months ended February 29, 2008.

         (e) On February 21, 2008, the Company entered into a new license agreement with UBC with an effective date of February 1, 2008. The form and content of this agreement is similar to previous license agreements (refer to (a) and (c) in this note). Upon execution of this license agreement in March 2008, the Company paid an initial license fee of CAD$50,000 ($50,560).

              In consideration of granting the license, the Company will pay UBC a royalty of 5% of related revenue and a 20% royalty for sublicense revenue. In addition, certain milestone payments related to future pre-clinical and clinical trials are payable over the corresponding periods of development and annual license maintenance fees of CAD$30,000 ($29,634) commence on February 1, 2009. The term of this agreement is the later of: (i) twenty years from the effective date, or (ii) the expiry of the last patent licensed under this agreement.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at:

                                                     February 29,       May 31,
                                                        2008             2007
                                                     ---------------------------
         Laboratory equipment                        $2,500,369       $1,972,255
         Land                                           260,784           21,483
         Furniture and fixtures                         240,886          107,163
         Computer equipment                             240,392          173,191
         Building                                       163,859           12,450
         Leasehold improvements                          49,158           49,158
         Construction-in-progress                            --           85,282
                                                     ---------------------------
                                                      3,455,448        2,420,982
         Less:  accumulated depreciation              1,452,812        1,167,972
                                                     ---------------------------

                                                     $2,002,636       $1,253,010
                                                     ===========================

         Depreciation expense for the three and nine months ended February 29, 2008 was $114,625 and $284,838 respectively (2007 - $31,706 and
         $77,222). Of these amounts, $42,739 and $99,893 (2006 - nil) has been included in research and development costs in the statements of operations for the three and nine months ended February 29, 2008, respectively. In addition, $47,347 and $142,961 (2006 - nil) has been included in cost of sales for the three and nine months ended February 29, 2008, respectively.

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

         The following is a summary of the amortization of the CE Mark license at February 29, 2008:

              CE Mark license                                         $1,421,283
              Less:  accumulated amortization                            148,050
                                                                      ----------

                                                                      $1,273,233
                                                                      ==========

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

              (iii) On August 31, 2007, the Company completed a private
                   placement of 525,000 units at a price of $0.50 per unit for total proceeds of $252,212 (net of finder's fee of $5,385 and legal fees of $4,903). Of this amount, $32,000 was received in May 2007 and recorded as common stock issuable. Each unit is comprised of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.75 per share for the 475,000 warrants and $0.70 for the 50,000 warrants for a period of up to two years from registration of the underlying warrant shares. The 525,000 common shares were recorded under common stock issuable in the statement of stockholder's equity at August 31, 2007 but were issued during the quarter ended November 30, 2007.

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

              (v) During the nine months ended February 29, 2008, 150,000 options with an average exercise price of $0.26 were exchanged for 150,000 common shares for total gross proceeds of $38,500. These shares were recorded as common stock issuable as at May 31, 2007. During the nine months ended February 29, 2008, 345,000 stock options have been exercised on a cashless basis, The 345,000 options converted to 165,715 common shares.

              (vi) During the nine months ended February 29, 2008, the Company issued an aggregate of 258,142 common shares for research and development services with a fair value of $148,686. Of these shares, 14,755 were recorded as common stock issuable at May 31, 2007. In addition, 750,000 common shares were issued to the principal vendor of BioSync in accordance with his executive services agreement (refer to Note 12).

                   In December 2007, the Company issued 100,000 common shares were issued to a former consultant with a fair value of $39,000. In January 2008, 116,345 common shares were granted to two of the Company's senior executives with an aggregate fair value of $44,218.

              (vii) In September 2003, the Company placed 6,000,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 30,000 common shares per month over a ten month period, assuming the maximum offering of up to 10,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. At February 29, 2008, 2,500,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes. However, the Company's management is discussing the return of these shares with appropriate parties and anticipates that they will be returned to treasury prior to the end of the current fiscal year.

         (b) Warrants

              The following table summarizes information about the warrants issued by the Company. All regular warrants and Series A, B and C warrants are exercisable on a one-for-one basis into common shares.

                                                        Number of    Weighted Average
                                                          Shares       Exercise price
                                                        -----------    --------------
              Balance, May 31, 2007 - Regular            22,354,691    $         0.65
              Balance, May 31, 2007 - Series "A"          1,092,111              0.66
              Balance, May 31, 2007 - Series "B"          3,904,998              0.70
              Balance, May 31, 2007 - Series "C"            119,305              0.66
                                                        -----------    --------------

              Balance, May 31, 2007                      27,471,105              0.65

              Regular:
                    Issued - private placement           13,075,000              0.56
                    Issued - finder's fee                 1,293,000              0.55
                    Issued - loan (Note 8)                  150,000              0.60
                    Expired                                 (71,429)             0.75
                                                        -----------    --------------

              Series "B":
                    Expired                              (3,904,998)             0.70
                                                        -----------    --------------

              Balance, February 29, 2008 - Regular       36,801,262              0.61
              Balance, February 29, 2008 - Series "A"     1,092,111              0.66
              Balance, February 29, 2008 - Series "B"            --                --
              Balance, February 29, 2008 - Series "C"       119,305              0.66
                                                        -----------    --------------

              Balance, February 29, 2008                 38,012,678    $         0.61
                                                        -----------    --------------

              During the three months ended February 29, 2008, the board of directors approved an extension to the expiry date of 910,000 warrants. The incremental fair value of the extended warrants was $21,100 and was charged to operations. The assumptions used in the Black-Scholes model were: volatility: 81.78%, discount rate:
              2.84%, dividend: nil and expected life of one year.

              In December 2007, the Company issued 140,000 warrants as a finder's fee in connection with previously completed private placements. The warrants have an exercise price of $0.55 and expire on December 10, 2010. The warrants had an estimated fair value of $35,100 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 99.9%, discount rate: 3.19%, dividend: nil and expected life of 2 years.

         (c) Stock Options

              The Company's incentive stock options plan provides for the grant of incentive stock options for up to 25,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of February 29, 2008, 353,701 options remain available under the plan.

              During the nine months ended February 29, 2008, the Company granted an aggregate of 4,391,300 stock options to employees and consultants of the Company. Each option entitles its holder to acquire one common share of the Company at a prices ranging from $0.55 to $0.65 per share, vests over a specified time and expires up to two to five years from date of grant.

              During the nine months ended February 29, 2008, the board of directors granted options to acquire 8,000,000 common shares under an employment agreement with an executive officer of the Company. Since the available options covered by the existing stock option plan was 353,701, the estimated fair value of this share-based award will not be recognized for accounting purposes until a new stock option plan is approved by the Company's shareholders. The Company's management anticipates such a plan to be established prior to the end of the current fiscal year.

              During the nine months ended February 29, 2008, the board of directors approved an extension of 150,000 options from expiry date of November 30, 2007 to November 30, 2010. As a result of the extension, the Company recognized an additional $48,400 of consulting fees in the second quarter.

              The following weighted average assumptions were used in determining stock-based compensation costs under the Black-Scholes option pricing model:

                                                                   Nine months ended          Three months ended
                                                              February 29,  February 28,  February 29,  February 28,
                                                                  2008          2007          2008         2007
                                                              ------------------------------------------------------
              Expected volatility                               112.03%       132.16%        113.03%           Nil
              Risk-free interest rate                             3.17%         5.01%          2.83%           Nil
              Expected life (years)                                4.54           5.0           4.80           Nil
              Dividend yield                                        Nil           Nil            Nil           Nil
              Weighted average fair value of options granted      $0.30         $0.58          $0.29           Nil
                                                              ======================================================

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

              Compensation cost related to the stock options granted to employees during the nine and three months ended February 29, 2008 was charged to operations at the awards' fair value of $1,468,023 and $893,920 (2007 - $487,304 and $334,273), respectively.

              A summary of the weighted average fair value of stock options granted during the nine months ended February 29, 2008 is as follows:

                                                                         -----------------------------------
                                                                                      Weighted    Weighted
                                                                          Number of    Average     Average
                                                                           Options   Exer. Price  Fair Value
                                                                         -----------------------------------
              Exercise price equals market price at grant date:             610,000       $0.55       $0.55
              Exercise price less than market price at grant date:                -        $Nil        $Nil
              Exercise price greater than market price at grant date:     3,781,300      $ 0.55      $ 0.37
                                                                         ===================================


              Summary of stock option information for the nine months ended
              February 29, 2008 is as follows:

                                                         -----------------------------------
                                                                      Weighted    Aggregate
                                                                       Average    Intrinsic
                                                           Shares    Exer. Price   Value
                                                         -----------------------------------
              Options outstanding at May 31, 2007        20,039,999   $     0.49
              Options granted                             4,391,300         0.55
              Options exercised (Note 9(a)(v))             (345,000)        0.32
              Options expired                              (980,000)        0.60
                                                         -----------------------------------
              Options outstanding at February 29, 2008   23,106,299   $     0.50  $1,634,500
                                                         ===================================
              Exercisable at February 29, 2008           19,021,189   $     0.48  $1,591,500
                                                         ===================================

              The following summarizes information about the stock options outstanding and exercisable at February 29, 2008:

                                Options Outstanding               Options Exercisable
              ------------------------------------------------------------------------
                                           Average     Weighted               Weighted
                 Range of     Number of   Remaining    Average    Number of   Average
                 Exercise     Options     Contractual  Exercise    Options    Exercise
                  Price      Outstanding  Life (year)   Price    Exercisable   price
              ------------------------------------------------------------------------
                  $0.17          700,000     0.68        $0.17       700,000    $0.17
                  $0.20        1,250,000     1.96        $0.20     1,250,000    $0.20
                  $0.21          500,000     0.14        $0.21       500,000    $0.21
                  $0.30        1,620,000     1.49        $0.30     1,620,000    $0.30
                  $0.40        3,815,000     3.21        $0.40     3,815,000    $0.40
                  $0.50          350,000     1.41        $0.50       350,000    $0.50
                  $0.55        5,325,000     4.29        $0.55     3,875,004    $0.55
                  $0.60        7,050,000     5.46        $0.60     5,550,000    $0.60
                  $0.62          300,000     4.24        $0.62       140,000    $0.62
                  $0.64           50,000     3.42        $0.64        50,000    $0.64
                  $0.65        1,656,299     4.25        $0.65       681,185    $0.65
                  $0.67          100,000     3.29        $0.67       100,000    $0.67
                  $0.75          200,000     3.15        $0.75       200,000    $0.75
                  $0.80          140,000     2.79        $0.80       140,000    $0.80
                  $1.10           50,000     2.73        $1.10        50,000    $1.10
              ------------------------------------------------------------------------
              $0.17 - $1.10   23,106,299     3.87        $0.50    19,021,189    $0.48
              ========================================================================

              Stock-based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

              The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $101,050 and $177,490 for the nine months ended February 29, 2008 and February 28, 2007, respectively, determined at the date of option exercise.

              As at February 29, 2008, there was approximately $292,716 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 24 months. The estimated fair value of stock options vested during 2008 and 2007 was $1,196,376 and $1,238,537, respectively.

              During the three months ended February 29, 2008, $404,502 and $Nil (2007 - $Nil and 32,379) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

              During the nine months ended February 29, 2008, $777,788 and $Nil (2007 - $183,491 and $57,553) of stock-based compensation pertains to options granted and extended, respectively, to research and development personnel.

10.      SALE OF SAGAX, INC.

         On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc. ("SagaX"), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon is a director of each of, SagaX and the Purchaser, and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser. The Company sold SagaX due to its inability to meet certain previously established performance objectives.

         In exchange for the consideration described below, the Company paid the Purchaser $210,000 for working capital purposes in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's indebtedness to the Company. Total consideration due to the Company is as follows:

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

         Effective on the execution date of the purchase agreement, Dr. Shimon resigned as a director of the Company and terminated his existing consulting agreement and arrangement with the Company and, consequent upon such resignation and termination, to have no further claim against the Company as a previous director of, officer of or consultant to the Company.

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

         On December 28, 2007, the Company and the Purchaser completed the Closing of the transactions contemplated by the purchase agreement and the Company paid the remaining $95,000 balance due, which is part of the $210,000 payment, to the Purchaser.

         The Company has reflected SagaX's results of operations for all periods presented in the consolidated statements of operations and cash flows as discontinued operations. Upon Closing, the carrying value of SagaX's assets and liabilities were as follows:

         Assets
           Cash                                                       $  48,802
           Prepaid expenses                                              48,868
                                                                      ---------
           Total current assets                                          97,670
           Property and equipment, net                                   51,760
                                                                      ---------
           Total assets                                               $ 149,430
                                                                      =========

         Liabilities
           Accounts payable and accrued liabilities                   $ 312,962
                                                                      =========

         Total liabilities in excess of total assets                  $ 163,532
         Less: final payment to Purchaser                               (95,000)
                                                                      ---------
         Gain on disposal of SagaX                                    $  68,532
                                                                      =========

         As a result of the assets transferred to and liabilities assumed by the Purchaser, we recognized a gain of the disposal of SagaX of $68,532. The income tax effect of this transaction was nominal and no provision has been recorded.

         A full valuation allowance has been provided on the $4 million payment due from the Purchaser as the repayment is solely dependent on future successful operations of the business of SagaX. No royalty fee income has been accrued because the Purchaser has not demonstrated that any such product sales can be achieved in the immediate future. Further, no accrual for a bonus receivable has been recorded because there was not sufficient information available to determine such an amount and the realization of the bonus is not probable.

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

         During the nine months ended February 29, 2008, the Company paid or accrued $1,554,419 (2007 - $793,419) of management and consulting fees to four directors and two officers (2007 - 2 officer) of the Company. Of this amount, $242,686 (2007 - $110,025) was charged to research and development. Included in accounts payable is $nil at February 29, 2008 (2007 - $Nil).

         During the three months ended February 29, 2008, the Company paid or accrued $460,572 (2007 - $360,423) of management and consulting fees to four directors and two officers (2007 - 2 officer) of the Company. Of this amount, $121,704 (2007 - $68,387) was charged to research and development.

         Included in the amount of $1,554,419 is the accrued amount of $601,251 due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement as follows:

              The Company and Biosync entered into an executive services agreement with the principal vendor, being Mr. Rajesh Vaishnav, on February 16, 2007. Mr. Vaishnav will assume the position of Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus monthly allowance of $500, (ii) stock options of up to 1,000,000 common shares at an exercise price of $0.60 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 4,000,000 common shares with an issuance price of $0.50. Of the 4,000,000 common shares, 2,500,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 750,000 common shares were issued upon receiving the CE Mark License and the other 1,500,000 common shares to be given in four equal installments over the two-year term of the agreement. Installments of 375,000 common shares were issued on September 28, 2007 and February 19, 2008. The fair value of the options and common shares are treated as stock-based compensation expenses and amortized over the service period.

         At February 29, 2008, amounts due from the employees of a subsidiary of the Company totaled $11,306 (May 31, 2007 - $34,775). These amounts are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

         On August 31, 2007, the $100,000 related party loan due to the Company's Chief Executive Officer was fully repaid.

13.      COMMITMENTS AND CONTINGENCIES

         (a) The Company has obligations under a long-term premises lease that expire in December 2010. The approximate aggregate minimum rent payments for the annual periods ending February 28 are as follows:

                2009                                           $       115,709
                2010                                                   115,709
                2011                                                    96,424
                                                               ---------------
                                                               $       327,842
                                                               ===============

              The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. This amount was recorded under deferred lease inducement with a current portion of $8,081 (May 31, 2007 - $8,081) and long-term portion of $13,468 (May 31, 2007 - $19,529)
              and is being amortized over the term of the lease. During the nine months ended February 29, 2008 and February 28, 2007, amortization of $6,061 was recorded as a reduction of rent expense in the statement of operations. Rent expense for the nine and three months ended February 29, 2008 was $139,680 and $46,990, respectively (2007 - $117,271 and $31,180). Of these amounts, $69,308 and $14,576 was charged to research and development for the nine and three months ended February 29, 2008, respectively.

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

              No gain or loss provisions have been provided as of February 29, 2008 as the outcome of this legal proceeding is uncertain at this time.

14.      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consisted of the following:

                                                Nine months ended            Three months ended
                                           February 29,   February 28,   February 28,   February 29,
                                               2008           2007          2008           2007
                                           ---------------------------------------------------------
                                                         (as restated)                 (as restated)
         Legal                             $    451,585   $    384,929   $    162,297   $    139,930
         Public relations, financing and
          corporate development                 550,137        808,167        168,924        344,930
         Management fees                      2,122,893      1,054,757        821,087        363,384
         Consulting                             354,598        310,241         55,647        237,558
         Audit                                  479,773        137,853         71,273         16,954
         Operating expenses                   1,412,363        967,333        426,427        324,179
                                           ---------------------------------------------------------

                                           $  5,371,349   $  3,663,280   $  1,705,655   $  1,426,935
                                           =========================================================

         During the nine months ended February 29, 2008, general and administrative expenses include $17,135 (2007 - $124,151) and $221,298
         (2007 - $51,974) of amortized deferred compensation in public relations and consulting, respectively. $751,553 and $48,400 (2007 - $495,284 and $142,255) of stock-based compensation pertains to options granted and extended, respectively, to administrative personnel.

         During the three months ended February 29, 2008, general and administrative expenses include $6,520 (2006 - Nil) and $52,369 (2007 -
         39,819) of amortized deferred compensation in public relations and consulting, respectively. $524,956 and $nil (2007 - $147,949 and Nil) of stock-based compensation pertains to options granted and extended, respectively, to administrative personnel.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                              ------------------------------------------
                                                               Period from
                                                                 inception
                                                              (January 20,        Nine months ended
                                                                  1999) to   February 29,   February 28,
                                                              February 29,   ---------------------------
                                                                      2008       2008           2007
                                                              ------------------------------------------
         SUPPLEMENTAL CASH FLOW INFORMATION:
           Interest paid in cash                              $     59,740   $      7,401   $     11,041
                                                              ==========================================

         SUPPLEMENTAL NON-CASH TRANSACTIONS:
           Debt settlement with shares                        $    621,375   $         --   $         --
           Conversion of convertible debentures and accrued
              interest to common shares                            740,810             --             --
           Shares issued for finders' fees                         387,468        150,600             --
                                                              ==========================================




16.      SEGMENTED INFORMATION

         The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

         The following is a summary of the Company's geographical information as of February 29, 2008 and for the periods ended February 29, 2008 and February 28, 2007:

                                                                      Discontinued
                                          Canada          India        Operations         Total
NINE MONTHS ENDED FEBRUARY 29, 2008
Net revenue                            $         --   $    854,168    $         --    $    854,168
Gross profit                                     --       (113,948)             --        (113,948)
Depreciation and amortization               109,580        283,557           7,747         400,884
Net loss                                  8,660,928        892,210         532,423      10,085,561

THREE MONTHS ENDED FEBRUARY 29, 2008
Net revenue                                      --        302,527              --         302,527
Gross profit                                     --       (172,525)             --        (172,525)
Depreciation and amortization                39,811        102,596         142,407
Net loss (income)                         3,210,986        384,535         (68,532)      3,526,989

AS OF FEBRUARY 29, 2008
Total assets                              4,050,032      3,772,203              --       7,822,235
Additions to property and equipment         505,265        625,412             937       1,131,614
CE Mark license                                  --      1,273,233              --       1,273,233

NINE MONTHS ENDED FEBRUARY 28, 2007
Net revenue                                      --          1,461              --           1,461
Gross profit                                     --            815              --             815
Depreciation and amortization                72,486          9,308           8,772          90,566
Net loss                                  5,738,464         87,089         702,725       6,528,278

THREE MONTHS ENDED FEBRUARY 28, 2007
Net revenue                                      --          1,461              --           1,461
Gross profit                                     --            815              --             815
Depreciation and amortization                26,970          9,308           3,287          39,565
Net loss                                  2,014,044         87,089         282,158       2,383,291

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

Forward-looking statements include all statements based on future expectations and specifically include, among other things, all statements relating to our expectations and beliefs with respect to the uses and adequacy of our capital resources. Any statements that are not based upon historical facts, including the outcome of events that have not yet occurred and our expectations for future performance, are forward-looking statements. The words "potential," "believe," "estimate," "expect," "intend," "may," "could," "will," "plan," "anticipate," and similar words and expressions are intended to identify forward-looking statements. Such statements are based upon the current beliefs and expectations of our management. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, among others, our ability to successfully implement our corporate strategy and successfully integrate our newly-acquired subsidiary in India and the accuracy of management's beliefs with respect to the uses and adequacy of our capital resources.

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. We expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

The following discusses the Company's financial condition and results of operations for the three and nine months ended February 29, 2008 based upon the Company's unaudited interim consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report, which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other financial information included in the Company's Form 10-K (as amended) for the fiscal year ended May 31, 2007.

MIV Therapeutics Inc. (the "Company", "MIVT", "we", "us", or "our") is a research and development company pursuing the commercialization of the next generation of biocompatible coatings for coronary stents and other medical devices and advanced drug delivery systems with the intent of providing healing solutions for cardiovascular disease and other medical conditions. Pursuant to a license agreement from the University of British Columbia (UBC), we have developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies are protected by 50 patents and patent applications worldwide at the time of preparing this document.

On February 16, 2007, we completed the acquisition of all of the issued and outstanding shares of BioSync Scientific Pvt. Ltd. ("BioSync Scientific"), a corporate body subsisting under and registered pursuant to the laws of India and is presently engaged, among other things, in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories. Accordingly, the financial information presented below may not be comparable from period to period.

Recent Developments

On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc. ("SagaX"), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon, a former director of the Company, is a director of each of, SagaX and the Purchaser, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser. The Company sold SagaX due to the inability of SagaX to meet certain previously established performance objectives.

In exchange for the consideration described below, the Company paid the Purchaser $210,000 for working capital in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's indebtedness to the Company. Total consideration to be paid to the Company is as follows:

   i) the repayment by the Purchaser and SagaX an aggregate of $4 million in prior loans and associated indebtedness which have been advanced and undertaken by the Company in and to SagaX ("SagaX's Indebtedness") in accordance with any future private or public equity financing of SagaX completed subsequent to the closing of the purchase agreement (the "Closing"). In this regard, and until payment in full of SagaX's Indebtedness, SagaX's Indebtedness will be secured by way of a senior, subordinated (subordinated only to SagaX's existing banking indebtedness), fixed and floating charge registered over all of the assets of SagaX; and

   ii) the payment by the Purchaser and SagaX to the Company of a royalty fee equating to 8% of net sales, other than from sub-licenses, in respect of gross sales from any product associated or related to SagaX's present intellectual property under any existing patent or patent-pending applications, and of any other benefit, directly or indirectly collected or received, whether for cash or credit or by way of any benefit, advantage, equity, or concession from the manufacturing, distribution, marketing, contracting, joint venturing, leasing, equity participation or any other activity in relation to the said products.

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

On December 28, 2007, the Company and the Purchaser completed the Closing of the transactions contemplated by the purchase agreement and the Company paid the $95,000 balance due, which was part of the $210,000 payment, to the Purchaser.

The Company accounted for the sale of SagaX as a divestiture in the current quarter. The $68,532 gain on the sale of SagaX was a result of the carrying values of its liabilities exceeding its assets. A full valuation allowance has been provided on the $4 million payment due from the Purchaser as the repayment is solely dependent on future successful operations of the business of SagaX. No royalty fee income has been accrued because the Purchaser has not demonstrated that any such product sales can be achieved in the immediate future. Further, no accrual for a bonus receivable has been recorded because there was not sufficient information available to determine such an amount and the realization of the bonus is not probable.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

Revenues. Revenues from the sale of stents were $854,168 during the nine months ended February 29, 2008. Sales were attributed to stents sold by Biosync Scientific in India, which we acquired during the third quarter of fiscal 2007. Cost of sales during nine months ended February 29, 2008 were $968,116 resulting in a gross loss of $113,948. The gross loss includes depreciation expense of approximately $143,000 in cost of sales. Revenues for the corresponding period in 2007 were $1,461 which resulted in a gross profit of $815. The comparative period in 2007 only reflected the revenues of Biosync Scientific from February 16 through February 28, 2007. We expect that revenues will continue to grow throughout the remainder of the fiscal year as a distribution network has recently been established.

General and Administrative Expenses

General and administrative expenses increased to $5,371,349 during the nine months ended February 29, 2008, from $3,663,280 during the nine months ended February 28, 2007. The majority of the overall increase is attributable to an increase in management fees due primarily to the recognition of share-based and also to cash compensation to Biosync Scientific. Consulting fees increased during the nine months ended February 29, 2008 compared to the same period in 2007 as a result of a new investor relations consulting agreement. Audit and legal fees increased in the current period due to the Company's expanded operations in India, completion of share registration statements and other regulatory filings, and accounting work related to the acquisition of Biosync Scientific. Operating expenses increased significantly in the current period primarily due to the increased activity related to our ongoing clinical trial and preparation for further trials which we anticipate will begin before the end of the current fiscal year. These increases were partially offset by a significant drop in public relations, financing and corporate development costs in the current nine month period. This was a result of the expiry of contracts and certain share-based awards being fully amortized in the first quarter of fiscal 2008.

The following table compares the general and administrative expenses for the nine months ended February 29, 2008 and February 28, 2007:

--------------------------------------------------------------------------------
                                 2008         2007       $Increase/  %Increase/
                                                         (Decrease)  (Decrease)
--------------------------------------------------------------------------------
Legal                         $  451,585  $  384,929    $   66,656       17%
--------------------------------------------------------------------------------
Public relations, financing
and corporate development        550,137     808,167     (258,030)     (32)%
--------------------------------------------------------------------------------
Management fees                2,122,893   1,054,757     1,068,136      101%
--------------------------------------------------------------------------------
Consulting                       354,598     310,241        44,357       14%
--------------------------------------------------------------------------------
Audit                            479,773     137,853       341,920      248%
--------------------------------------------------------------------------------
Operating expenses             1,412,363     967,333       445,030       46%
--------------------------------------------------------------------------------
Total                         $5,371,349  $3,663,280    $1,708,069       38%
--------------------------------------------------------------------------------

Research and Development Expenses

Research and development costs increased during the nine months ended February 29, 2008 to $4,112,492 from $2,103,463 for the nine months ended February 28, 2007.

The increase in the current period resulted primarily from the ongoing clinical trial that began in late fiscal 2007, the addition of new R&D employees, increased payments to purchase materials, more significant legal fees incurred in order to secure patents and technology protection, and more share-based incentives granted to R&D personnel. We expect research and development costs to increase in the remaining three months of the fiscal year as the more comprehensive second phase of the clinical trial is scheduled to begin.

Interest Expense and Finance Fees

Interest expense and finance fees increased $185,200 to $196,495 during the nine months ended February 29, 2008 from $11,295 during the same period in 2007. The increase primarily resulted from a $125,500 charge from share registration costs associated with the private placement that occurred in July 2007 and the fair values of: (i) warrants granted to extend the due date of a note payable and
(ii) the extended expiry of certain warrants. We do not expect to incur such expenses during the remainder of fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $400,884 during the nine months ended February 29, 2008 compared to $81,794 for the nine months ended February 28, 2007. Approximately $143,000 of depreciation expense has been allocated to cost of sales during the current nine month period. The overall increase in depreciation and amortization expense is due to amortization of $116,046 related to the CE Mark license acquired during the third quarter of fiscal 2007 and significant additions to laboratory equipment, building and other property and equipment acquired during the second half of fiscal 2007 and the current year.

Discontinued Operations

During the nine months ended February 29, 2008, the Company entered into a share purchase agreement to sell the Company's wholly-owned subsidiary SagaX, Inc. ("SagaX"). Accordingly, SagaX's results of operations have been reflected as discontinued operations. SagaX incurred expenses of $600,955 during the nine months ended February 29, 2008 compared to $702,725 during the nine months ended February 28, 2007. There were no revenues generated by SagaX during the nine month periods in 2008 or 2007. The decrease of $101,770 reflects only the expenses incurred by SagaX for the first half of the current fiscal year as the effective date of the transaction was November 30, 2007. The $68,532 gain from disposal of SagaX is a result of the carrying values of its liabilities exceeding those of its assets at the closing of the transaction.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $9,553,138 for the nine months ended February 29, 2008 compared to $5,825,553 for the corresponding period in 2007. The increase in loss from continuing operations of approximately $3.7 million during 2008 is primarily a result of the elevated research and development activities and the related administrative costs compared to 2007, including the ongoing clinical trial, and higher legal, travel and other operating costs associated with the increased level of research. In addition, share-based compensation increased by approximately $800,000 during 2008 which reflects our efforts to retain key personnel while conserving cash for ongoing trials. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for subsequent clinical trials begins.

THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

Revenues. During the three months ended February 29, 2008, revenues from the sale of stents were $302,527 compared to $1,461for the same quarter of the prior year. Cost of goods sold during the quarter ended February 29, 2008 were $475,052 resulting in a gross loss of $172,525. The comparative period in 2007 only reflected the revenues of Biosync Scientific from February 16 through February 28, 2007. We expect that revenues will continue to grow in the subsequent quarter in fiscal 2008 as a distribution network has recently been established.

General and Administrative Expenses

General and administrative expenses increased to $1,705,655 during the quarter ended February 29, 2008, from $1,426,935 during the quarter ended February 28, 2007. The majority of the overall increase is attributable to an increase in management fees due to the recognition of share-based and cash compensation to Biosync Scientific. Consulting fees increased in the current quarter compared to corresponding period in 2007 as a result of the recognition of deferred fees associated with new and existing consulting agreements. Audit and legal fees increased in the current quarter due to the share registration statement and other regulatory filings. Operating expenses increased in the current quarter primarily due to the increased activity related to our ongoing clinical trial and preparation for further trials which we anticipate will begin before the end of the current fiscal year. These increases were partially offset by a significant drop in consulting fees and public relations, financing and corporate development costs in the current quarter. This was a result of the expiry of contracts and certain share-based awards being fully amortized in the first quarter of fiscal 2008.

The following table compares the general and administrative expenses for the quarters ended February 29, 2008 and February 28, 2007:

--------------------------------------------------------------------------------
                                   2008          2007     $Increase/  %Increase/
                                                          (Decrease)  (Decrease)
--------------------------------------------------------------------------------
Legal                           $  162,297   $  139,930  $   22,367       16%
--------------------------------------------------------------------------------
Public relations, financing
and corporate development          168,924      344,930   (176,006)     (51)%
--------------------------------------------------------------------------------
Management fees                    821,087      363,384     457,703      126%
--------------------------------------------------------------------------------
Consulting                          55,647      237,558   (181,911)     (77)%
--------------------------------------------------------------------------------
Audit                               71,273       16,954      54,319      320%
--------------------------------------------------------------------------------
Operating expenses                 426,427      324,179     102,248       32%
--------------------------------------------------------------------------------
Total                           $1,705,655   $1,426,935  $  278,720       20%
--------------------------------------------------------------------------------

Research and Development Expenses

Research and development costs increased during the quarter ended February 29, 2008 to $1,762,046 compared to $679,869 for the quarter ended February 28, 2007. The increase in the current quarter resulted primarily from the ongoing clinical trial, increased payments to purchase materials, more significant legal fees incurred in order to secure patents and technology protection, and more share-based incentives granted to R&D personnel. We expect research and development costs to increase in the subsequent quarter of fiscal 2008 because we expect the ongoing clinical trial to be complete and subsequent clinical trials to begin.

Interest Expense and Finance Fees

Interest expense and finance fees increased $12,596 to $21,832 during the quarter ended February 29, 2008 from $9,236 during the same period in 2007. We do not expect to incur significant interest expenses in the fourth quarter of fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $150,157 during the quarter ended February 29, 2008 compared to $36,278 for same period in 2007. Approximately $47,000 of depreciation expense has been allocated to cost of sales during the current quarter. The overall increase in the current quarter is due to amortization of $35,532 related to the CE Mark license acquired during the third quarter of fiscal 2007 and significant additions to laboratory equipment, building and other property and equipment acquired during the second half of fiscal 2007 and during the current year.

Discontinued Operations

During the previous quarter, the Company entered into a share purchase agreement to sell the Company's wholly-owned subsidiary SagaX, Inc. ("SagaX"). Accordingly, SagaX's results of operations have been reflected as discontinued operations. Because the agreement was effective at November 30, 2007, there were no expenses of SagaX reflected in the three months ended February 29, 2008. There were no revenues generated by SagaX during the three month ended February 29, 2008 or February 28, 2007. The $68,532 gain from disposal of SagaX is a result of the carrying values of its liabilities exceeding those of its assets at the closing of the transaction.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $3,595,521 for the three months ended February 29, 2008 compared to a loss of $2,101,133 for the corresponding period in 2007. The increase in loss from continuing operations of approximately $1.5 million is primarily a result of the elevated research and development activities and the related administrative costs compared to the same period in 2007, including the ongoing clinical trial, and higher legal, travel and other operating costs associated with the increased level of research. In addition, stock-based compensation increased significantly during 2008 which reflects our efforts to retain key personnel while conserving cash for ongoing trials. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for the subsequent clinical trial begins.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and have financed our operations primarily from proceeds from private financings, the exercise of options and warrants, and interest income. At February 29, 2008, we had cash and cash equivalents of $3,314,934 and working capital of $3,428,694. We completed two private placements during the quarter ended August 31, 2007 which raised net proceeds of approximately $11.9 million. We will continue to use the proceeds from these private placements for clinical trials and working capital to continue the expansion of our Biosync Scientific operations and sustain our ongoing clinical trials and research through the end of the current fiscal year.

Net cash used in operations from continuing operations during the nine months ended February 29, 2008 was approximately $6.8 million which is a direct result of establishing and expanding operations in India, conducting the first clinical trial and the preparation required for subsequent clinical trials as well as continuing to fund our research program. Our management expects that our ongoing clinical trial and subsequent trials, along with the expansion of our India operations and our other research activities, will lead to further operating losses during the remainder of fiscal 2008.

Net cash provided by financing activities during the nine months ended February 29, 2008 was approximately $11.3 million and was a direct result of the completion of two private placements during the quarter ended August 31, 2007 and was partially offset by the repayment of loans payable.

Net cash used in investing activities during the nine months ended February 29, 2008 was approximately $1.1 million and was a result of further capital investments in property and equipment necessary to increase capacity at our facility in India and support our research activities. We anticipate that further investments in laboratory equipment, land and other property and equipment will be needed to further develop our manufacturing capabilities in India and to conduct future research activities throughout the remainder of fiscal 2008 and fiscal 2009.

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

Contractual Obligations

Our contractual obligations are presented in Management's Discussion and Analysis in our Annual Report on Form 10-K (as amended) for the year ended May 31, 2007. The total obligations have not materially changed during the nine months ended February 29, 2008, except for the balance sheet changes in accounts payable and accrued liabilities and the repayment of two loan payables which totaled $625,000.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada and India and, formerly, Israel. Income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIVI Technologies, Inc. for May 31, 2007 and subsequent years, and Biosync Scientific Pvt. Ltd. for March 31, 2007 and subsequent years. Income tax returns not yet filed by MIV Therapeutics Inc. for the fiscal year ended May 31, 1999, and subsequent years will be subject to examination. Interest and penalties related to tax positions taken in tax returns shall be recorded in the unaudited interim consolidated statement of operations; however, there were no interest and penalties related to tax positions taken in our tax returns during the first three quarters of fiscal 2008.

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

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.


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

During the quarter ended February 29, 2008, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

No further update.

ITEM 1.A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K (as amended) for the year ended May 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K (as amended) are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K (as amended) for the year ended May 31, 2007, during the period covered by this report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended February 29, 2008, we issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect:

On December 14, 2007, our board of directors approved the issuance of 100,000 common shares to a former consultant. The shares were issued on February 22, 2008 and the quoted price on this date was $0.34.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

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

                                                       MIV Therapeutic, Inc.
                                                       (Registrant)


                   Date:  April 11, 2008               /s/ Mark Landy
                                                       ------------------------
                                                       Mark Landy
                                                       Chief Executive Officer



                   Date:  April 11, 2008               /s/ Patrick McGowan
                                                       ------------------------
                                                       Patrick McGowan
                                                       Chief Financial Officer