Form 10-K
period 2008-05-31
MIV THERAPEUTICS INC
filed 2008-08-29
CIK 1083011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

000-30453
(Commission file number)

MIV THERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

1-8765 Ash Street, Vancouver, B.C., Canada	V6P 6T3
(Address of principal executive offices)	(Zip Code)

(604) 301-9545
(Registrant’s telephone number)

Securities Registered pursuant to section 12(b) of the Act: None

Securities Registered pursuant to section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company.

Large Accelerated filer ☐                                  Accelerated filer ☐                                Non-accelerated filer ☐       Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, being November 30, 2007.$51,827,350

There were 11,794,107 shares of the registrant's par value $0.001 common stock outstanding as of August 15, 2008.

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

History and Development

MIV Therapeutics Inc. ("MIVT" or the "Company") is an advanced stage, research and development company pursuing the commercialization of the next generation of biocompatible coatings for stents and other medical devices and advanced drug delivery systems with the intent of providing healing solutions for cardiovascular disease and other medical conditions. In collaboration with the University of British Columbia (“UBC”), the Company has developed unique coating technologies that utilize Hydroxyapatite (“HAp”) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies were protected by 50 patents and patent applications worldwide at the time of filing this Annual Report.

The Company was incorporated as DBS Holdings, Inc. under the laws of the State of Nevada on March 19, 1999 and on April 25, 2000 the Company filed a registration statement on Form 10SB to register its common stock under the Securities Exchange Act of 1934 (the "Exchange Act"), and thereby became a reporting company. The Company’s common stock also became eligible for quotation on the Over-the-Counter Bulletin Board (the "OTCBB") and its common stock began quotation on the OTCBB on July 13, 2000.

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

In December 2004, MIVT's wholly-owned subsidiary MIVI Technologies, Inc. (“MIVI”) became involved in the research and development of multilayer coating technologies with drug eluting capability for cardiovascular stents and other implantable devices received a Government of Canada grant for the research program titled "Development of Novel Drug Eluting Composite Coatings for Cardiovascular Stents". The Canadian National Research Council approved MIVI's application following an in-depth familiarization with the advanced concept of novel technologies proposed by MIVI and a review of our organizational and fiscal capability to carry on with the program. In May 2007, the above program was formally extended until the end of the year 2007, with additional funding provided by the Canadian National Research Council in support of the expanded research activities.

On March 14, 2005, we acquired 100% of SagaX, Inc. ("SagaX"), a Delaware corporation with operations in Herzliya, Israel, from a third party. SagaX is in the business of developing a neuro-vascular embolic stent filter medical device called Anti Embolic Protection Device, or AEPD, through its subsidiary in Israel, which complemented our current research activities. SagaX has a registered patent entitled Endovascular Device for Entrapment of Particulate and Method for Use. AEPD filters the blood in the aorta - the body's main artery supplying blood to the arteries to the brain namely the right innominate artery, the left carotid artery and the left subclavian artery. The device captures and deflects embolic particles from traveling upstream in the direction of the patient's brain. If emboli reach the brain, they can cut off blood flow, triggering strokes.

We agreed to issue 420,000 shares in exchange for all of the issued and outstanding shares of SagaX. The shares were valued at $4.70, which was the fair value of the shares at the time of agreement. We issued 200,000 of the shares upon the execution of the agreement. We also agreed to issue 110,000 shares upon successful completion of large animal trials and the final 110,000 shares upon CE Mark approval relating to SagaX's products. SagaX did not achieve these two objectives and the 220,000 shares were never issued. In November 2007, we entered into an agreement to sell all of the outstanding shares of SagaX to its former shareholders (refer to the section entitled “Developments During the Fiscal Year”).

Our shares are quoted under the symbol "MIVI" on the OTCBB. On May 30, 2008, following shareholder approval at our most recent annual general meeting, we amended our Articles of Incorporation to increase our authorized common stock to 480,000,000 shares of common stock and 20,000,000 shares of preferred stock. Subsequent to year end on June 27, 2008, we conducted a 1-for-10 share consolidation of our common stock. As a result, our authorized number of common shares decreased to 48,000,000. The financial statements included in this Annual Report and other discussions herein reflect the share consolidation for all periods presented.

Developments During the Fiscal Year

July 2007 Financing

On July 9, 2007, we completed the private placement of 2,510,000 units sold at $5.00 per unit for aggregate gross proceeds of $12.55 million. Each unit is comprised of one share of common stock of and one-half of one warrant. Each whole warrant entitles the holder to purchase one share of common stock for a period of five years at a price of $5.50 per share. In connection with the private placement, we received net proceeds of $11.7 million. We have used the funds to further the development of our novel drug eluting stents, commercial activities, and for general corporate purposes. We engaged Bank of Montreal as our agent who received placement fees of $753,000 and 25,100 shares of common stock and warrants to purchase 75,300 shares of common stock at $5.50 per share in connection with the private placement.

The securities issued in connection with the private placement were issued upon reliance of the exemption provided by Rule 506 of Regulation D and/or Section 4(2) of the 1933 Act.  The securities were subsequently registered with the SEC on December 12, 2007 under the 1933 Act.

November 2007 Sale of SagaX

On November 13, 2007, we entered into a definitive share purchase agreement to sell all of our issued and outstanding shares of SagaX Inc. ("SagaX") and its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon, a former director of MIV, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser. We sold SagaX due to the inability of SagaX to meet certain previously established performance objectives.

In exchange for the consideration described below, the MIV paid the Purchaser $210,000 for working capital in order to meet certain of SagaX's previously disclosed and bona fide current liabilities; with any said working capital advances to simply form part of the overall SagaX's indebtedness to us. Total consideration to be paid to MIV is as follows:

i)
the repayment by the Purchaser and SagaX an aggregate of $4 million in prior loans and associated indebtedness which have been advanced and undertaken by MIV in and to SagaX ("SagaX's Indebtedness") in accordance with any future private or public equity financing of SagaX completed subsequent to the closing of the purchase agreement (the "Closing"). In this regard, and until payment in full of SagaX's Indebtedness, SagaX's Indebtedness will be secured by way of a senior, subordinated (subordinated only to SagaX's existing banking indebtedness), fixed and floating charge registered over all of the assets of SagaX; and

ii)
the payment by the Purchaser and SagaX to MIV of a royalty fee equating to 8% of net sales, other than from sub-licenses, in respect of gross sales from any product associated or related to SagaX's present intellectual property under any existing patent or patent-pending applications, and of any other benefit, directly or indirectly collected or received, whether for cash or credit or by way of any benefit, advantage, equity, or concession from the manufacturing, distribution, marketing, contracting, joint venturing, leasing, equity participation or any other activity in relation to the said products.

In addition to the consideration above, both prior to, in conjunction with and subsequent to the Closing, the Purchaser and SagaX will also be responsible for paying MIV a bonus (the "Bonus") equal to 10% of any consideration in any form which is received by the Purchaser and/or SagaX from any source and from any transaction, or a series of related transactions, at anytime and which is in anyway associated with a change in control of SagaX at anytime while the royalty hereinabove remains due and payable by the Purchaser and SagaX to MIV.

Effective on the execution date of the purchase agreement, Dr. Shimon resigned as a director of MIVand terminated his existing consulting agreement and arrangement with us and, consequent upon such resignation and termination, has no further claim against MIV as a previous director of, officer of or consultant to MIV.

On December 28, 2007, MIV and the Purchaser completed the Closing of the transactions contemplated by the purchase agreement and we paid the $95,000 balance due, which was part of the $210,000 payment, to the Purchaser.

We accounted for the sale of SagaX as a divestiture during the third fiscal quarter of the year ended May 31, 2008. The $68,532 gain on the sale of SagaX was a result of the carrying values of its liabilities exceeding its assets. A full valuation allowance has been provided on the $4 million payment due from the Purchaser as the repayment is solely dependent on future successful operations of the business of SagaX. No royalty fee income has been accrued because the Purchaser has not demonstrated that any such product sales can be achieved in the immediate future. Further, no accrual for a bonus receivable has been recorded because there was not sufficient information available to determine such an amount and the realization of the bonus is not probable.

VestasyncTM Clinical Trial

In May 2007 we commenced with our first ever human implantation of a HAp-coated stent and the launch of our VESTAsyncTM First-In-Man Pilot Trial (“FIM Trial”). The FIM Trial will evaluate the safety and efficacy of our polymer-free nanoscale microporous HAp drug-eluting stent for the treatment of single de novo lesions in native coronary arteries.

We presented the 4-month results of the FIM Trial at an industry conference in October 2007. The 9-month follow-up results were presented to another industry conference in March 2008. These results suggested that our stent has the potential for superior safety and equivalent efficacy when compared to currently available drug-eluting stents. A 12-month follow-up study released in August 2008 on all FIM Trial patients confirmed the previous 9-month data on safety and efficacy results. Our management was encouraged by these results of the FIM Trial and began enrolling patients in the VestasyncTM II trial.

Product Background

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

Summary of Existing Products Currently in the Pre-clinical Development Stage

Coating and Drug Delivery Technologies

The Company’s lead coating and drug delivery technologies include:

1.	Nanofilm HAp “passive” (without drug) coating for cardiovascular stents. This coating is designated as a long-lasting protective barrier between the substrate of the device and the surrounding tissue.

2.	Porous HAp, with capacity to carry drug.

Cardiovascular Stents

MIVT is developing its own cardiovascular stents. These stents are designed with unique design features and are destined for worldwide commercialization.

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

Developing Our Drug-Eluting Cardiovascular Stents

We are currently developing our first drug-eluting stent with a polymer-free HAp coating. This drug eluting stent should offer a significant safety advantage over the currently available polymer-based systems as it contains no polymer and significantly less drug. First-in-man studies using our VestasyncTM drug eluting stent began in May 2007. We presented and discussed the four, nine and twelve-month data from this study from October 2007 through August 2008. We began enrolling patients in the second VestasyncTM clinical trial in May 2008 and anticipate the trial will commence during the first quarter of fiscal 2009.

Intellectual Property and Intangibles

Patents

We have exclusive worldwide rights to the HAp coating technology from UBC for use on stents and other medical devices, including the rights to manufacture and market coated products using these technologies. To date, UBC has two patents granted and one patent pending on novel coating technologies that we intend to use.

We understand the importance of retaining intellectual property rights and will continue to pursue full patent protection of our technologies in all our desired target markets.

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

The corporate mission of MIVT is to become a recognized world leader in the development of biocompatible device coatings and drug delivery systems for various medical applications.

Industry Background

The global medical technology marketplace is expanding at mid single-digit rates, driven by an aging population, increasing affluence in the developing world and continuing medical innovation. The medical device sector includes thousands of companies worldwide, with a wide range of devices designed either for treatment or diagnosis. The cardiovascular device market remains one of the more focused sectors of the medical device industry, continuing to exhibit sustainable revenue growth and attracting attention from the investment community.

The worldwide cardiovascular device market is estimated to generate in excess of $10 billion in annual sales and is growing at nearly 10% per year. One of the leading segments in this market by sales volume are products designed for percutaneous intervention (i.e. medical devices that are inserted through the skin), such as those used in angioplasty procedures to unblock clogged arteries. We currently specialize in minimally invasive medical devices for cardiovascular disease, with a focus on coronary stents. The stent market alone is estimated to generate approximately $6 billion in worldwide annual sales in 2008.

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

The Market

Stents are estimated to be used in approximately 80% of angioplasty procedures worldwide, varying by geographic location. The worldwide coronary stent market in 2007 exceeded $5.4 billion in revenues, and is expected to approach $5.7 billion in 2008. MIV Therapeutics is targeting this large and growing market with its unique polymer-free drug eluting stent.

Rapid introduction of new stent designs and the rapid pace of innovations over the last ten years have resulted in dramatic shifts in market share and have opened up tremendous opportunities for entrepreneurial market entrants.  Much of the technology used today in coronary stents by the four largest market participants was either acquired or licensed. The Company believes that the development of novel new and safer devices, and therapies to treat restenosis is the primary challenge that will shape the industry and define the industry leaders in the next decade.

Target Market and Marketing Strategy

MIVT proprietary HAp-based, coatings combine biocompatibility with flexible engineering parameters, making them suitable for a broad range of implantable medical devices and drug delivery applications.

The Company intends to build a differentiated interventional cardiology business exploiting the value proposition of our novel drug delivery system. We believe our technology has the ability to provide significant and meaningful benefits to both patients and physicians. Assuming we gain regulatory approval, our drug-eluting stent technology has the potential to be the technology of choice for the global stent market.

In 2007 we streamlined our collective technologies and revalidated the preclinical data attributed to VestasyncTM.  Management believed this technology had the most likely potential for timely market commercialization. Accordingly, our focus on this HAp-based stent evolved from preclinical trials to clinical trials in order to expand our body of evidence required to file for regulatory approval.

HAp-based Coatings

Our HAp coating technology has successfully progressed through a comprehensive range of tests. These include thrombogenicity (blood clotting), cytotoxicity, safety and fatigue life testing.

Preclinical results support the expectation that the HAp-based drug eluting stent may be considerably safer than currently available polymer-based drug eluting stents. In May 2007, we began first in-man trials for our VestasyncTM drug-eluting stent. We were encouraged by the results of this studay and have initiated the second VestasyncTM clinical trial.

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

Competition

Competitive activities in the drug-eluting stent (“DES”) field focus on development of stent coatings which combine improved biocompatibility with controlled drug release characteristics, on a variety of drugs either already available off-shelf or being developed for vascular applications, as well as on attempts to develop fully biodegradable stents.

Based on our current stage of product development, MIVT can best be compared to other medical device companies with coated stent products. Although there are a number of companies currently selling coronary stents and developing drug-eluting stents, there are a relatively small number of international companies that control the majority of this market segment.

Currently, there are five major selling brands of drug-coated stent available in the United States. These products were extensively studied in clinical trials and received CE mark approvals in Europe prior to FDA approval. The prominent stents sold in the U.S. are offered by Abbott Laboratories, Boston Scientific, Johnson & Johnson and Medtronic, These same companies also dominate the overall global market. In addition to the companies listed above, there are several smaller companies in the U.S. and abroad that in aggregate hold approximately 4.5% of the worldwide stent market

With the worldwide revenues for coronary stents projected to approach $5.7 billion in 2008, there is a substantial opportunity for even a smaller company such as MIV to penetrate this market if it has leading edge technologies and a strong product development program. A growing number of smaller and mostly private companies also are developing DES products. A variety of stent designs and materials and a range of drugs, including combinations of drugs, are being explored.

Employees

We currently have approximately 115 full-time employees.

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

ITEM 1A.  RISK FACTORS

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

We are in the development stage and currently have limited products approved for sale or use. We will not be able to sell significant quantities of its products until such time, if ever, as we receive regulatory approval to commercially market such products. Thus, our long-term viability, growth and profitability will depend upon successful testing, approval and commercialization of the coating technology resulting from our research and development activities. Adverse or inconclusive results in clinical trials of these products could significantly delay or ultimately preclude any regulatory approvals and, even if obtained, there can be no assurance that any product approval would lead to the successful commercialization of the product approved.

Furthermore, we do not expect to begin the regulatory approval process in the United States for at least the next three years and, prior to this, will only pursue approval and marketing of our products in the countries recognizing the CE Mark; such as most European and Asian countries.

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our research and development plans will be greatly limited. For the year ending May 31, 2009, we anticipate that we will incur in the aggregate amount approximately $15,000,000 to $18,000,000 in expenses, as further discussed under the section entitled “Plan of Operations,” to execute our business objectives. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations. If we continue to finance our operations through the issuance of our securities, the issuance of additional securities will dilute the ownership of existing shareholders.

BECAUSE WE HAVE A HISTORY OF LOSSES AND ANTICIPATE CONTINUED LOSSES THROUGH OUR DEVELOPMENT STAGE, WE MAY LACK THE FINANCIAL STABILITY REQUIRED TO CONTINUE OPERATIONS.

Since inception, we have suffered recurring losses, totaling $56.1 million as of May 31, 2008. We have funded our operations through the issuance of common stock and through related party loans since inception, in order to meet our strategic objectives. We anticipate that losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. Our ability to generate revenue primarily depends on our success in completing development and obtaining regulatory approvals for the commercial sale of the products under development. There can be no assurance that any such events will occur, that we will attain revenues from commercialization of our products, or that we will ever achieve profitable operations.

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

There are no assurances that we will be successful in achieving these goals.

BECAUSE WE HAVE LIMITED REVENUES FROM OPERATIONS, SUBSTANTIALLY ALL OUR CAPITAL REQUIREMENTS HAVE BEEN MET THROUGH FINANCING AND IT IS NOT CERTAIN WE WILL BE ABLE TO CONTINUE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

Our capital requirements have been and will continue to be significant. We will be dependent on future financing to fund our research and development as well as other working capital requirements. There can be no assurance that we can raise sufficient capital to meet our future working capital needs. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of our future financing requirements.

Furthermore, in the event that our plans change, our assumptions change or prove inaccurate, or our capital resources prove to be insufficient to fund operations, we could be required to seek additional financing sooner than currently anticipated, or in greater amounts than is currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including possibly requiring us to significantly curtail or possibly cease our operations. In addition, any future equity financing may involve substantial dilution to our existing shareholders.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY ON WHICH AN EVALUATION OF OUR PROSPECTS CAN BE MADE, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE DEMANDS REQUIRED OF A NEW BUSINESS IN THE MEDICAL DEVICE INDUSTRY.

We have a limited operating history upon which an evaluation of our prospects can be made. There can be no assurance that we will effectively execute our business plan or manage any growth of the MIVT business, or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the completion and regulatory approval of marketable products, the demand for our products, the level of product and price competition, our success in setting up and expanding distribution channels, and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the medical device industry, which is characterized by intense competition, rapid technological change, highly litigious competitors, potential product liability and significant regulation.

BECAUSE THE LIFE CYCLE OF MEDICAL PRODUCTS ARE DIFFICULT TO PREDICT, EVEN IF WE WERE TO INTRODUCE A PRODUCT TO THE MARKET WE MAY NOT BE ABLE TO GAIN MARKET ACCEPTANCE OF THE PRODUCT.

The life cycle of the products that we plan to develop is difficult to predict. Failure to gain timely market acceptance of our products would have a material adverse effect on our ability to generate revenue, and would have a material adverse effect on our business, financial condition and results of operations. To successfully gain market acceptance, we must develop the ability to manufacture our products in large quantities in compliance with regulatory requirements and at an acceptable cost. We have no long-term experience in manufacturing stent products, and could experience difficulties in development or manufacturing that may have a material adverse effect on our ability to market our product. Moreover, there can be no assurance that we will be successful in scaling up manufacturing operations sufficient to produce our products in sufficient volume to generate market acceptance.

BECAUSE WE ARE SIGNIFICANTLY SMALLER THAN THE MAJORITY OF OUR NATIONAL COMPETITORS WE MAY LACK THE FINANCIAL RESOURCES NEEDED TO CAPTURE MARKET SHARE.

The market in which we intend to operate is dominated by several large firms with established products, and our success is dependent upon acceptance of our products by the medical community as reliable, safe and cost-effective. It may be difficult or impossible for to achieve such acceptance of our products in view of these market conditions. In addition, our competitors are more financially stable than we are and have significant resources for research and development available to them. Thus it is likely that they will be quicker to market than we will, with products that will compete with our products, should it be successfully approved and commercialized. Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors could quickly bring products to market that would compete. In addition, the medical device market is subject to constant introduction of new products and designs.

Market acceptance of our products may be influenced by new products or technologies that come to market, which could render our products obsolete or prohibitively expensive.

BECAUSE WE ARE IN THE DEVELOPMENT STAGE AND HAVE NOT YET PRODUCED A MARKETABLE PRODUCT, WE MAY LACK THE ABILITY TO RECRUIT SUITABLE CANDIDATES FOR EMPLOYMENT, OR TO ATTRACT THEM TO THE COMPANY SHOULD THEY BE IDENTIFIED.

Because we are in the development stage and have not yet produced a marketable product, we will be reliant upon our ability to attract skilled members of the stent or medical products' industries. There can be no assurance that we will be able to identify suitable candidates for employment, or to attract them to the Company should they be identified. In addition, we will be heavily dependent upon creative design and engineering skills of individuals with whom we may have little familiarity, and who may not perform as expected.

BECAUSE WE MAY NOT BE ABLE TO OBTAIN PATENTS FOR THE DEVICES WE ARE CURRENTLY RESEARCHING, WE MAY NOT HAVE BEEN ABLE TO PROTECT OF INTELLECTUAL PROPERTY RIGHTS.

Our success will depend in part on whether we can obtain patent protection for our products and processes, preserve trade secrets and proprietary technology, and operate without infringing upon patent or other proprietary rights of third parties. We have patent applications pending in the United States and in several foreign markets, and are in the process of filing additional foreign patent applications, but there can be no assurance that any of these patents will be issued or that patents will not be challenged. A significant number of medical device companies, other companies, universities, and research institutions have filed patent applications or have been issued patents relating to stents and stent delivery systems, and there has been substantial litigation in this area. Established companies in the medical products industry generally, and the stent industry in particular, are aggressive in attempts to block new entrants to their markets, and our products, if successfully developed, may interfere with the intellectual property rights of these companies. Our success will depend on our products not infringing patents that we expect would be vigorously prosecuted. Furthermore, the validity and breadth of claims in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain. Even if we successfully patent the MIVT laser-cut stent, there can be no assurance that we would be able to successfully assert our patents against competing products. In addition, infringement claims against the MIVT laser-cut stent could be sufficiently expensive and have a material adverse effect on our results or ability to continue marketing our products.

BECAUSE PRODUCT LIABILITY IS INHERENT IN THE MEDICAL DEVICES INDUSTRY AND INSURANCE IS EXPENSIVE AND DIFFICULT TO OBTAIN, THE COMPANY MAY BE EXPOSED TO LARGE LAWSUITS.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of medical products. While we will take precautions we deem to be appropriate to avoid product liability suits against us, there can be no assurance that we will be able to avoid significant product liability exposure. Product liability insurance for the medical products industry is generally expensive, to the extent it is available at all. We have not yet sought to obtain product liability coverage. We intend to obtain such coverage when it is apparent that the MIVT stent or other products we have developed will be marketable. There can be no assurance that we will be able to obtain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful product liability claim brought against us may exceed any insurance coverage that we secure, and could have a material adverse effect on our results or ability to continue marketing our products.

BECAUSE THE HEALTHCARE INDUSTRY IS SUBJECT TO CHANGING POLICIES AND PROCEDURES, WE MAY FIND IT DIFFICULT TO CONTINUE TO COMPETE IN AN UNCERTAIN ENVIRONMENT.

The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of the healthcare industry has changed significantly in several countries. Healthcare industry participants may react to new policies by curtailing or deferring use of new treatments for disease, including treatments that would use the products that we intend to develop. This could substantially impair our ability to successfully commercialize the MIVT stent, which would have a material adverse effect on our performance.

BECAUSE OUR STOCK IS QUOTED ON THE OTCBB AND NOT A LARGER OR MORE RECOGNIZED EXCHANGE, INVESTORS MAY FIND IT DIFFICULT TO SELL THEIR SHARES OR OBTAIN ACCURATE QUOTATIONS FOR SHARE PRICES.

Our common stock is quoted on the OTCBB. Investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock than would otherwise be the case were our common stock listed on a more recognized stock exchange or quotation service. In addition, trading in our common stock is currently subject to certain rules under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Penny stocks are generally non-Nasdaq equity securities with a market price less than $5.00 per share. The penny stock rules require broker-dealers selling penny stocks to make certain disclosures about such stocks to purchasers thereof, and impose sales practice restrictions on broker-dealers in certain penny stock transactions. The additional burdens imposed upon broker-dealers by these rules may discourage them from effecting transactions in our common stock, which could limit the liquidity of the common stock and the ability of our stockholders to sell their stock in the secondary market.

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

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

WE HAVE A SUBSTANTIAL NUMBER OF OPTIONS AND WARRANTS OUTSTANDING.

As of May 31, 2008, we had options and warrants outstanding to purchase 6,890,255 shares of our common stock. The exercise prices for these options and warrants range from $1.70 to $15.50 per share. The number of options and warrants outstanding, and their relative exercise prices, may have the effect of lowering our per share price and, if exercised, will dilute the ownership of existing shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We conduct primarily all of our manufacturing business and some development activities from our 5,380 square foot facility in Surat, India.  We conduct research and development of coronary stents and stent delivery systems and in-house manufacturing at our 10,296 square foot leased facility in Vancouver, Canada.  This location is fully equipped for stent laser cutting, electropolishing and quality assurance and it is equipped with adequate clean room environment, stent coating, drug loading, final assembling, packaging and warehousing facilities.

These facilities carry potential capability of producing up to 37,000 laser cut stents per annum once the system is fully operational.  The manufacturing facility is presently dedicated to production for Genx Sync and Genx Croco Sync, and will start production for DES stents as we acquire product certification etc., research and development and for limited manufacturing for clinical trial purposes, and can be employed for first commercial production at such time, if ever, as we successfully acquire product certification and permits allowing for the sale of the MIVI stent on target markets.

We conduct all of our administrative work in India from our 502 square foot leased facility in Surat, India, and all of our marketing work in India from our 800 square foot leased facility in Mumbai, India.  The corporate and administrative functions for MIVI and MIVT are carried out at our Canadian facility.

The leases on our facilities in Canada and India expire at various dates from November 2008 to August 2021, and have aggregate monthly costs of $15,200 and INR32,000 per month, respectively.

ITEM 3.  LEGAL PROCEEDINGS

During the course of business, the Company is involved in certain litigation. The Company does not believe that it is party to any legal proceedings that will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2008, in connection with our Annual General Meeting of Stockholders, the following matters were acted upon by our stockholders (note, for consistency, the following voting totals and share amounts have been adjusted to reflect our recent 1-for-10 share consolidation):

(i)
Alan P. Lindsay, Dr. Mark Landy and Patrick A. McGowan were elected to serve on the Board of Directors, with Mr. Lindsay receiving 6,267,817 votes in favor of election, 170,655 against and 134,555 abstaining, Dr. Landy receiving 6,278,554 votes in favor of election, 155,917 against and 134,555 abstaining, and Mr. McGowan receiving 6,205,532 votes in favor of election, 232,940 against and 134,555 abstaining;

(ii)	the appointment of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending May 31, 2008 was ratified, with 6,278,262 votes in favor, 48,120 against and 246,645 abstaining;

(iii)
an amendment to the Company’s Articles of Incorporation, as amended, increasing the authorized capital stock of the Company from 23,000,000 authorized shares of common stock to 48,000,000 authorized shares of common stock was approved, with 5,857,874 votes in favor, 670,231 against and 44,921 abstaining; and

(iv)	the adoption of the 2008 Equity Incentive Plan was approved, with 4,107,863 votes in favor, 509,975 against and 48,305 abstaining.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCBB under the symbol "MIVI" (prior to our share consolidation on June 27, 2008 our symbol was “MIVT”). Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations (with such prices having been adjusted to reflect our 1-for-10 share consolidation on June 27, 2008) of the Company's common stock for the fiscal years ended May 31, 2008 and 2007 as follows:

	Price Range of Common Stock

Quarters ended:	High	Low

May 31, 2008	3.50	1.90
February 29, 2008	4.90	3.10
November 30, 2007	6.30	3.50
August 31, 2007	6.60	4.00

May 31, 2007	7.00	5.20
February 28, 2007	7.40	4.60
November 30, 2006	6.70	3.50
August 31, 2006	9.10	5.00

As of August 15, 2008, we had 11,794,107 shares issued and outstanding and we had 194 registered holders of our common stock.

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

We have not declared any dividends to date and we do not plan to declare any dividends in the foreseeable future.

Warrants

As of May 31, 2008, we had warrants outstanding to acquire an aggregate of 3,801,275 shares of our common stock at exercise prices ranging from $2.50 to $15.50 per share and with expiry dates ranging from June 7, 2008 to July 9, 2012.

Stock Options

As of May 31, 2008, we had options outstanding to acquire an aggregate of 3,088,980 shares of our common stock at exercise prices ranging from $1.70 to $8.00 per share and with expiry dates ranging from December 16, 2008 to April 9, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

Supplemental Financial Information for the years ended May 31,

	2008	2007	2006	2005	2004

Net revenue	$1,105,681	$191,490	$-	$-	$-
Loss from continuing operations	(13,100,479)	(9,469,888)	(8,577,211)	(6,464,464)	(3,471,891)
Loss per share from continuing operations	(1.20)	(1.34)	(1.35)	(1.51)	(1.12)
Total assets	5,413,112	4,246,965	2,056,875	861,205	2,480,074
Long-term obligations	11,448	19,529	27,609	-	-
Redeemable preferred shares	-	-	-	-	-
Cash dividends declared	-	-	-	-	-

Selected Quarterly Financial Data for the Most Recent Two Fiscal Years

	Fiscal 2008				Fiscal 2007
	August 31,	November 30,	February 29,	May 31,	August 31,	November 30,	February 28,	May 31,
	2007	2007	2008	2008	2006	2006	2007	2007

Revenue	$301,610	$250,031	$302,527	$251,513	$-	$-	$1,461	$190,029
Gross profit (deficit)	63,087	54,337	(172,525)	(98,368)	-	-	1,461	42,889
Loss before extraordinary items	(3,134,652)	(3,423,920)	(3,526,989)	(3,547,341)	(2,365,832)	(1,779,155)	(2,646,002)	(3,708,482)
Net loss	(3,134,652)	(3,423,920)	(3,526,989)	(3,547,341	(2,365,832)	(1,779,155)	(2,646,002)	(3,708,482)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

After completing development of these products, we hope that we will have successfully transitioned ourselves to an innovative drug-delivery company with world-class proprietary coating and drug eluting technologies and a major player in the field of research, development, manufacturing and distribution of coronary stents and medical accessories for a wide range of therapeutic applications and for the local delivery of a variety of pharmaceutical agents.

Our main focus during the year ended May 31, 2008 was to complete the first-in-man clinical trial for our HAp drug-eluting stent, expand the manufacturing capabilities of the recently acquired Biosync facility in India and to continue research and development of new therapeutic technologies and our biocompatible coating for stent and drug delivery systems. In addition, in November 2007, we entered into an agreement to sell all of the outstanding shares of our wholly-owned subsidiary SagaX to its former shareholders. See "Description of Business" for more information.

Our plan of operations for the next twelve months is to:

1.	focus upon the sales of products through our wholly-owned subsidiary BioSync Scientific;
2.	continue the research and development of MIVT's polymer-free drug eluting stents and delivery systems;
3.	commence with the second VestasyncTM clinical trial; and
4.	build up marketing and sales in emerging markets for our medical devices.

Based on the assumption that we will continue to raise sufficient capital to execute our business objectives and that we continue to receive favorable pre-clinical and clinical trial results, we anticipate that we will incur an aggregate of between $15,000,000 and $18,000,000 in expenses for the next twelve months as follows:

•	$5,000,000 - $8,000,000 allocated to support research and development, regulatory affairs, and pre-clinical and clinical trial activities;
•	$3,000,000 allocated to expansion of our manufacturing and research facilities, and our marketing efforts;
•
$7,000,000 allocated to working capital which includes: the purchase of raw materials and supplies used in manufacturing; costs incurred for research and development and operational equipment for MIV’s Vancouver and Indian operations.

During the next twelve months we anticipate that we will not generate any significant net revenue. We had cash and cash equivalents of $1,180,380 and working capital of $1,359,779 at May 31, 2008.  As a result, we anticipate that we will not have sufficient funding to pursue our plan of operations beyond the first quarter of fiscal 2009.  We will require additional funding in order to pursue our plan of operations for the next 12 months and subsequently.  There can be no assurance that we will obtain any additional financing in the amounts required or on terms favorable to us.

Business Expansion

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

In consideration for the acquisition of the shares of BioSync Scientific, we issued 5,000 shares of the Company's common stock with an estimated fair value of $33,000 and paid $500,000 to the vendors. As a further condition of the agreement, we were required to satisfy any and all bank indebtedness of BioSync Scientific, at the time estimated to be $1,000,000. As part of the acquisition, the Company entered into an two year Executive Services Agreement with Mr. Rajesh Vaishnav, owner of BioSync Scientific pursuant to which Mr. Vaishnav will serve as the President and Chief Operating Officer of Biosync. As part of his agreement, Vaishnav may receive up to an aggregate of 400,000 shares of common stock of the Company provided certain conditions are met. Of the 400,000 shares, 75,000 shares have been issued with an estimated fair value of $495,000 to Mr. Vaishnav and other former shareholders of Biosync as the Company agreed to issue 75,000 common shares to the vendors if Biosync received CE Mark for its bare-metal stent. The fair value of the 75,000 common shares was included as consideration for the acquisition.

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

The Biosync Scientific GenX coronary stent is the next generation variable geometry stent, designed to minimize stent induced arterial injury. It is designed to incorporate controlled stent expansion characteristics, better stent-artery compliance, superior acute gain, optimum cell size and shape, lower strut thickness and high flexibility.

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

Equipment and Facilities

To accommodate demand for our products, and to address growth in personnel required for support research programs our plans include the following tentative major expenses related to upgrading of equipment and facilities:

•	to further equip its R&D center in Vancouver, Canada with expanded air filtration systems and upgraded laboratory equipment; and
•	to purchase of additional testing (HPLC), laboratory and manufacturing equipment (Coating chambers) is also planned for Biosync Scientific in India.

Intellectual Property

We have several patent applications which are at various stages of processing by the Patent Office at the present time. Some of these patents are under exclusive license from UBC and the remaining patents belong 100% to us.

Research and Development

To date, we have invested approximately $16.3 million in research and development of our stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on our stents. We also have developed strong research collaborations with the University of British Columbia for our proprietary stent coatings and have implemented an aggressive in-house product development program.

In order to continue effectively running our R & D program and marketing efforts aiming at successful commercialization of our HAp coating technologies, we will require no less than $15 million in the coming year. The funds will be used for clinical trials and animal trials as well as for the acquisition of additional manufacturing/R&D equipment and the hiring of additional people to complement our current R&D team. These funds could be provided through any combination of the exercise of existing warrants and options and through subsequent rounds of financing. There is no assurance that we will be able to obtain financing on favorable terms or at all.

Discussion and Analysis of Financial Condition

The Company has incurred annual operating losses since its inception in January 1999 related primarily to the research and clinical development of its technologies and products, corporate development and general administration costs. During the year ended May 31, 2008, the Company posted a loss from operations of $13.5 million, compared to an operating loss of $9.4 million for the year ended May 31, 2007.

The working capital surplus of $1,359,779 as of May 31, 2008 was an increase of $2,115,722 from the working capital deficit of $755,943 as of May 31, 2007. The increase in our working capital in 2008 was due primarily to the net proceeds from the July 2007 private placement offset by the net cash used in operations and our capital investments in Canada and India.

Our main focus during the year ended May 31, 2008 was the completion of our initial clinical trials of our VestasyncTM drug-eluting stent, establishing a complete manufacturing facility in India and to continue our research and development of existing and new therapeutic technologies and its biocompatible coating for stent and drug delivery systems.

Discussion of Operations for the year ended May 31, 2008 compared to May 31, 2007

Revenues

In the year ended May 31, 2008, we had revenues of $1,105,681 from the sale of products by BioSync. That is an increase of $914,191 from 2007. Sales were attributed to stents sold by Biosync Scientific in India, which we acquired during the third quarter of fiscal 2007. Cost of sales during 2008 were $1,259,150 resulting in a gross loss of $153,469. The gross loss includes depreciation expense of approximately $237,000 in cost of sales. Revenues during the year ended May 31, 2007 were $191,490 which resulted in a gross profit of $44,350. The comparative period in 2007 only reflected the revenues of Biosync Scientific from February 16, 2007 through May 31, 2007. We expect that revenues will continue to grow during fiscal 2009 as a distribution network has recently been established and we expand to new markets.

General and Administrative Expenses

General and administrative expenses increased to $7,219,484 in the year ended May 31, 2008, an increase of $996,980 from $6,252,504 in the year ended May 31, 2007. The majority of the overall increase is attributed to the significant increase in management primarily resulting from stock options granted to its officers. Professional fees increased significantly due to the higher level of legal fees incurred with numerous agreements, contracts and regulatory filings. Audit and accounting fees were significantly higher as a result of the acquisition of Biosync Scientific. The significant reduction in investor relations arose from the reduction of warrants granted for such services in 2007 that did not take place in 2008.

The following table compares general and administrative expenses for the years ended May 31, 2008 and 2007:
	2008	2007	Net change	Net Change %

Management fees	$2,947,615	$2,533,989	$413,626	14%
Professional fees	1,070,343	652,420	417,923	64%
Public relations, financing and corporate development	854,823	1,232,515	(377,692)	(31%	)
Consulting	448,903	457,199	(8,296)	(2%	)
Depreciation	57,084	57,162	(78)	(0%	)
Other operating expenses	1,840,716	1,319,219	521,497	28%
	$7,219,484	$6,252,504	$966,980	13%

Research and Development Expenses

Research and development costs increased during the year ended May 31, 2008 to $5,736,912 from $3,105,859 for the year ended May 31, 2007.

The increase in the current period resulted primarily from the ongoing clinical trial that began in late fiscal 2007, share-based incentives granted to R&D personnel, and a higher volume of purchased materials and outside testing. We also incurred more significant legal fees in order to secure patents and technology protection. We expect research and development costs to continue to increase in the 2009 fiscal year as the more comprehensive second phase of the clinical trial has begun and we anticipate other pre-clinical and clinical trials to take place.

Interest Expense and Finance Fees

Interest expense and finance fees increased $104,895 to $204,838 during the year ended May 31, 2008 from $99,943 during the same period in 2007. The increase primarily resulted from a $125,500 charge from share registration costs associated with the private placement that occurred in July 2007 and the fair values of: (i) warrants granted to extend the due date of a note payable and (ii) the extended expiry of certain warrants. We do not expect to incur such expenses during the remainder of fiscal 2008.

Discontinued Operations

During the year ended May 31, 2008, we entered into a share purchase agreement to sell our wholly-owned subsidiary SagaX. Accordingly, SagaX's results of operations have been reflected as discontinued operations. SagaX incurred expenses of $600,955 during the year ended May 31, 2008 compared to $1,029,583 during the year ended May 31, 2007. There were no revenues generated by SagaX during the 2008 or 2007 fiscal years. The decrease of $428,628 in fiscal 2008 reflects only the expenses incurred by SagaX for the first half of the year as the effective date of the transaction was November 30, 2007. The $68,532 gain from disposal is a result of the carrying values of SagaX’s liabilities exceeding those of its assets at the closing of the transaction.

Loss from Continuing Operations

We incurred a loss from continuing operations of $13,100,479 for the year ended May 31, 2008 compared to $9,469,888 for the corresponding period in 2007. The increase in loss from continuing operations of approximately $3.6 million during 2008 is primarily a result of the elevated research and development activities and the related administrative costs compared to 2007, including the ongoing clinical trial, and higher legal, travel and other operating costs associated with the increased level of research. In addition, share-based compensation increased by approximately $637,000 during 2008 which reflects our efforts to retain key personnel while conserving cash for ongoing trials. We believe this overall level of activity will increase during fiscal 2009 as the completion of the first phase of the clinical trial nears and the preparation for subsequent preclinical and clinical trials begins.

Liquidity and Capital Resources

Since inception, we have financed our operations from private financing, short-term loans, the exercise of warrants and options, and interest income. We have suffered significant recurring losses from operations since inception and had working capital of $1,359,779 (current assets less current liabilities) at May 31, 2008. Subsequent to May 31, 2008, we entered into a promissory note to borrow CAD$76,000 ($75,268) from our Chairman and are currently seeking additional capital.

We have incurred annual operating losses since inception and, as of May 31, 2008, we had accumulated losses of $56.1 million. We expect to incur losses from operations over the next few years as we continue our clinical trials, apply for regulatory approvals, further the development of our technologies, and expand our operations. Since our inception, we have financed our operations primarily through the sale of equity securities and interest income earned on cash and cash equivalents. We have also generated funds from debt financing and from government research grants.

We made capital expenditures of $1.1 million and $0.3 million in fiscal 2008 and 2007, respectively. Our current cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditure, for the next 12 months. In addition, we may require additional cash because of changing business conditions or other future developments. We need to raise additional money and may seek to do so by: (1) securing debt financing or (2) selling additional equity securities. Our ability to successfully enter into any such arrangements is uncertain and if funds are not available, or not available on terms acceptable to us, we may be required to revise our planned clinical trials, other development activities, capital expenditure requirements and the scale of our operations. We expect to attempt to raise additional funds in advance of depleting funds; however, we may not be able to raise funds or raise amounts sufficient to meet the long-term needs of the business. Satisfying long-term needs will require the successful commercialization of our product candidates and, at this time, we cannot reliably estimate if or when that will occur, and the process may require additional capital as discussed above.

Financing

Our capital requirements have been and will continue to be significant. As of May 31, 2008, we had working capital of $1,359,779. During the first quarter of fiscal 2008, we completed an equity financing for $12.55 million in gross proceeds.

Cash flow from financing activities increased to $11,291,977 during the year ended May 31, 2008 to $6,848,364 during the year ended May 31, 2007.

The increase in cash provided by financing activities was a result of the Company completing three private placements during the first quarter of the current year which was partially offset by the repayment of two short-term loans totaling $625,000.

Warrants

During the year ended May 31, 2008, we did not issue any warrants for consulting services rendered.

During the year ended May 31, 2008, the board of directors approved an extension to the expiry date of the following outstanding warrants:

Number of options	From	To

15,000	November 30, 2007	November 30, 2010
10,000	April 23, 2008	March 3, 2009
10,000	April 23, 2008	August 30, 2011
10,000	April 23, 2008	November 30, 2011
15,000	April 23, 2008	May 15, 2012
65,000	April 23, 2008	March 3, 2013

As a result of extending these options, we recognized an additional $367,100 of stock-based compensation during fiscal 2008.

Stock-based Compensation

Our incentive stock options plan provides for the grant of incentive stock options for up to 4,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years.

During the year ended May 31, 2008, we granted an aggregate of 1,319,130 stock options. All of the options granted were to employees and/or directors of the Company. Each option entitles the option holder to acquire one share of the Company's common stock at a price between $3.00 and $5.50 per share, vesting immediately or at a specified time and expires up to seven years from the date of grant or term of agreement.

During the year ended May 31, 2007, we granted an aggregate of 441,450 stock options. All of the options granted were to employees and/or directors of the Company. Each option entitles the option holder to acquire one share of the Company's common stock at a price between $5.50 and $6.70 per share, vesting immediately or at a specified time and expires five years from the date of grant or term of agreement.

Cash Position

At May 31, 2008, we had cash and cash equivalents of $1,180,380 compared to $473,419 (including $354,344 cash of discontinued operations) at May 31, 2007. The increase in our cash position is due primarily to the net proceeds received from the July 2007 financing offset by the rise in cash used in operations. We also had capital expenditures of approximately $1.1 million during fiscal 2008. The working capital increased to $1,359,779 at May 31, 2008 from a working capital deficiency of $718,679 at May 31, 2007. Subsequent to May 31, 2008, we entered into a promissory note to borrow CAD$76,000 ($75,268) from our Chairman.

We are currently seeking additional funds through equity or debt financings. There can be no guarantee that such funds will be available to us.

Accounts Payable

Accounts payable and other payables decreased to $828,447 during the year ended May 31, 2008 from $1,462,616 at May 31, 2007.

Cash Requirements and Need for Additional Funding

To date, we have invested approximately $16.2 million in research and development of our stent products, coatings and operations, and in establishing a quality manufacturing facility and completing laboratory and preclinical testing on its stents. We also have developed strong research collaborations with the University of British Columbia for our proprietary stent coatings and have implemented an aggressive in-house product development program.

In order to continue effectively running our R & D program and marketing efforts aiming at successful commercialization of our HAp coating technologies, we will require no less than $15 million in the coming year. The funds will be used for animal and clinical trials as well as for the acquisition of additional manufacturing and laboratory equipment and the hiring of additional people to complement its current R&D team. These funds could be provided through any combination of the exercise of existing warrants and options and through subsequent rounds of financing.

Off-Balance Sheet Arrangements

As of the date of this Annual Report we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 to the May 31, 2008 consolidated financial statements included in this Annual Report. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as of the dates of the financial statements and revenues and expenses during the reporting period. Significant estimates include amortization of property and equipment, calculation of stock-based compensation, amortization of CE Mark License, impairment tests of long-lived assets and valuation allowance for deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue, net of returns, rebates and sales allowances, if any from the sale of products, at the time when the product is delivered to the customer and/or dealer. Revenues are recognized only when the Company has transferred to the customer and/or dealer the significant risk and rewards of ownership of the goods, the amount is fixed and determinable, evidence of an agreement exists and there is reasonable assurance of collection of the sales proceeds.

Inventory

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower and net realizable value with respect to finished goods and work in progress. Cost of work in progress and finished goods is determined on a first-in, first-out basis and includes direct material and labour. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

The Company adopted SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4", which requires idle facility costs, abnormal freight, handling costs and amounts of material (spoilage) be treated as period costs.  The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements during the years ended May 31, 2008 and 2007.

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R became effective at the beginning of the fiscal year ended May 31, 2007. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

The Company adopted the modified prospective method for the fiscal year beginning on June 1, 2006.  All periods presented in the consolidated financial statements reflect the adoption of SFAS No. 123R.

Recently Adopted Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada and India. Income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIVI Technologies, Inc. for May 31, 2007 and subsequent years, and Biosync Scientific Pvt. Ltd. for March 31, 2007 and subsequent years. Income tax returns not yet filed by MIV Therapeutics Inc. for the fiscal year ended May 31, 1999, and subsequent years will be subject to examination. Interest and penalties related to tax positions taken in tax returns shall be recorded in other operating expenses in the consolidated statement of operations; however, there were no interest and penalties related to tax positions taken in our tax returns during fiscal 2008.

The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

Recent Accounting Principles

In May 2008, FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on its consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51”. This Statement establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on its consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, “Business Combinations” ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company's next fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after May 31, 2009.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS 159 may have on its consolidated financial position or results of operation.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of this Statement is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS No. 157 may have on its consolidated financial position or results of operations.

Payments due by period
Contractual Obligations:		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Debt	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Operating leases	294,818	114,135	180,714	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities reflected on the Registrant’s balance sheet under US GAAP	-	-	-	-	-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this Annual Report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(a)	Management’s Annual Report on Internal Control Over Financial Reporting.

The management of MIV Therapeutics, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, Guidance for Smaller Public Companies. Based on our assessment we believe that, as of May 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)	Attestation report of the registered public accounting firm

Not applicable

(c)	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9B.  OTHER INFORMATION

Subsequent to the year ended May 31, 2008, the Company entered into a promissory note to borrow CAD$76,000 ($75,268) from its Chairman. The note bears interest at 12% per annum, is unsecured and matures on October 14, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position of the executive officers and directors of the Company as of May 31, 2008:

Name	Age	Title

Alan P. Lindsay	58	Chairman of the Board
Mark Landy	41	Director, Chief Executive Officer and President
Patrick A. McGowan	69	Director, Executive Vice President, Chief Financial Officer and Secretary
Rajesh Vaishnav	47	President and Chief Operations Officer of BioSync Scientific Pvt. Ltd.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Alan P. Lindsay	100%	Patrick A. McGowan	100%
Mark Landy	100%	Rajesh Vaishnav	100%

The term of office for each director is one year, or until his/her successor is elected at the Company's annual general meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

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

ALAN P. LINDSAY, Chairman of the Board

Mr. Lindsay has extensive experience and expertise in the mining and bio-technology sectors. Mr. Lindsay co-founded MIV Therapeutics Inc. and from 2000 to the present, he has been the chairman and also served as president and CEO until January 2008. MIV is a publicly-listed biomedical company recently awarded the prestigious Frost & Sullivan 2005 and 2008 Award for Technology Innovation in the Field of Medical Coatings.

Mr. Lindsay was the founder of AZCO Mining and served as chairman, president and CEO of AZCO from 1992 to 2000. The company was listed on the Toronto and American Stock Exchanges. During his tenure at AZCO, the Company sold the Sanchez copper deposit to Phelps Dodge for $55 million CAD and established a joint venture with Phelps Dodge on the Piedras Verdes copper deposit with 2.1 billion pounds of copper reserves. Mr. Lindsay co-founded Uranium Energy Corp., an AMEX listed uranium exploration company (UEC) and has served as chairman of the Company since December 2005. Mr. Lindsay also co-founded Anatolia Minerals Development and New Oroperu Resources, two publicly traded companies with significant gold discoveries. Mr Lindsay is also chairman of TapImmune Inc., a biotechnology company focused on development of novel vaccines for cancer and infectious diseases.  He has held this position since December 2005 and has helped reorganize the company and arranged the acquisition of the technology from The University of British Columbia.

He was previously responsible for building a significant business and marketing organization in Vancouver, BC, for Manulife Financial, a major international financial services corporation. During his tenure at MIV, Mr. Lindsay has been responsible for the acquisition of the Company's technology, for financing, corporate development and the strategic vision of the Company.  Mr. Lindsay has not been involved in the past five years in any legal proceeding described in Item 401(d) of Regulation S-K.

DR. I. MARK LANDY, Director, President and Chief Executive Office

Dr. Landy has been MIV's President since April 1, 2006; replacing Mr. Lindsay who continues as the Company's Chairman and CEO. Dr. Landy is also a director of the Company. Dr. Landy's mission is to strengthen the Company's internal procedures and move its technologies to market. He is a recognized medical device analyst and industry authority who brings a wealth of industry and physician relationships to the Company that will be used to raise the Company's corporate profile, to optimize and accelerate the development of the Company's key strategic partnerships and to assist the company in bringing to market its technologies.

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

PATRICK A. McGOWAN, Director, Executive Vice President, Chief Financial Officer, and Secretary

Patrick A. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. From November 1, 2001 to the present, Mr. McGowan has been engaged by the Company to serve as its Executive Vice President and Chief Financial Officer, to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of the Company. From September 1997 to the time Mr. McGowan joined MIV, he served as CEO of American Petro-Hunter, Inc., an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American Petro-Hunter including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American Petro-Hunter is registered with the SEC and is currently listed on the OTCBB under the stock symbol AAPH.

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

The Board of Directors is currently evaluating the composition of its Board and intends to seek nominees who are experts in areas beneficial to the Company and who will be deemed independent.

Code of Ethics

On May 30, 2008, we adopted a Code of Ethics that is applicable to our officers, directors and employees.
A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of the full Board of Directors who also discuss the compensation of the executive officers of the Company.

Audit Committee Report

The Board of Directors acts in the capacity of the Audit Committee. None of the members of the Board are considered independent as defined under the applicable Nasdaq listing standards and the Securities and Exchange Commission rules currently in effect.

The Audit Committee hereby submits the following report:

•	We have reviewed and discussed with management the Company's audited financial statements as of, and for, the year ended May 31, 2008.
•
We have discussed with the independent auditors, Ernst & Young, LLC, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as may be modified or supplemented.

•
We have received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and have discussed with the independent auditors the auditors' independence.

Based on the review and discussions referred to above, we recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

This report furnished by the Board of Directors serving as the Audit Committee: Alan P. Lindsay, Dr. I. Mark Landy, and Patrick A. McGowan

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

Directors to not receive cash compensation for their service as such, but do receive options. The number of options granted to each director is based on the experience of the director, time spent on Company matters and the director compensation paid to other directors of companies in the industry.

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

Alan P. Lindsay, Dr. I. Mark Landy, Patrick A. McGowan

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and three highest paid executive officers that earned in excess of $100,000 for the year ended May 31, 2008 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All other Compensation ($)	Total ($)
Alan P. Lindsay, Chairman	2008	297,828	-	20,590	159,940(1)	-	-	-	478,358
	2007	256,732		27,987	235,283 (1)	-	-	-	20,002
Dr. Mark Landy, Chief Executive Officer, President and Director	2008	363,300	-	23,628	1,641,154(2)	-	-	-	2,028,082
	2007	240,000	-	45,600	235,283(2)	-	-	-	520,883
Patrick A. McGowan, Chief Financial Officer, Executive Vice President, Secretary	2008	169,875	14,109	-	85,106(3)	-	-	-	269,090
	2007	141,311	-	12,847	56,467(3)	-	-	-	210,625
Dr. Dov Shimon, Chief Executive Officer and President of SagaX Inc. and Director	2008	79,860	-	-	(4)	-	-	-	79,860
	2007	146,410	-	14,080		-	-	-	160,490
Dr. Tom Troczynski, Vice President of Coatings	2008	48,258	-	-	(5)
	2007	74,278	-	-	-	-	-	-	74,278
Rajesh Vaishnav, President and Chief Operating Officer of BioSync Scientific Pvt. Ltd	2008	167,548	-	371,250	85,106(6)	-	-	-	623,904
	2007	43,457	-	-	513,760(6)	-	-	-	557,217

(1)	Represents options to acquire 54, 500 shares in 2008 and 50,000 shares in 2007.
(2)	Represents options to acquire 865, 000 shares in 2008 and 50,000 shares in 2007.
(3)	Represents options to acquire 29,000 shares in 2008 and 12,000 shares in 2007.
(4)	Dr. Dov Shimon resigned as a Director of the Company effective November 13, 2007.
(5)	Dr. Tom Troczynski ceased Vice President of Coating on December 31, 2007.
(6)	Represents options to acquire 29,000 shares in 2008 and 100,000 shares in 2007.

The following table sets forth information for the year ended May 31, 2008 relating to options that have been granted to the Named Executive Officers:

Grants of Plan-based Awards

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Alan P. Lindsay	Jan. 18, 2008								54,500	0.55	159,940
Dr. Mark Landy	Jan 15, 2008 Jan. 18, 2008								800,000 65,000	0.55 0.55	1,450.400 190,754
Patrick A. McGowan	Jan. 18, 2008								29,000	0.55	85,106
Rajesh Vaishnav	Jan. 18, 2008								29,000	0.55	85,106

Outstanding Equity Awards at Fiscal Year-end Table

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (M/D/Y)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan P. Lindsay, Chairman	30,000 50,000 20,000 20,000 380,000 50,000 54,500	- - - - - - -	- - - - - - -	1.70 2.00 2.10 3.00 4.00 5.50 5.50	03/03/13 02/15/10 04/23/08 12/16/08 05/17/11 04/03/12 01/18/13	-	-	-	-

Dr. Mark Landy, Chief Executive Officer, President and Director	20,000 500,000 50,000 65,000 373,334 Options 400,000 400,000 Warrants	426,666 Options Nil Warrants	Nil	6.00 6.00 5.50 5.50 5.50 5.50 3.00 3.00	05/21/12 05/17/13 04/03/12 01/18/13 01/15/15 01/15/15 09/24/09 03/04/10	-	-	-	-

Patrick A. McGowan, Chief Financial Officer, Executive Vice President, Secretary	30,000 40,000 20,000 10,000 20,000 12,000 29,000	- - - - -	- - - - -	1.70 2.00 2.10 3.00 6.00 5.50 5.50	03/03/13 02/15/10 04/23/08 12/16/08 03/17/11 04/03/12 01/18/13	-	-	-	-

Rajesh Vaishnav, President and Chief Operating Officer of BioSync Scientific Pvt. Ltd	62,500 9,667	37,500 9,667 9,666		6.0 5.5 6.0 5.5 5.5	04/09/17 01/18/13 04/09/17 01/18/13 01/18/13

Option Exercises and Stock Vested

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Alan P. Lindsay	Nil
Dr. Mark Landy	Nil
Patrick A. McGowan	Nil
Rajesh Vaishnav	Nil

We paid no compensation to our directors in 2008.  Certain directors, however, are officers of the Company for which they received compensation.  See Summary Compensation Table above.

Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Alan P. Lindsay	-	-	-	-	-	-	Nil
Dr. Mark Landy	-	-	-	-	-	-	Nil
Patrick A. McGowan	-	-	-	-	-	-	Nil

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

We entered into an employment agreement (the "Employment Agreement") and indemnity agreement (the "Indemnity Agreement") with Dr. Landy on January 15, 2008 pursuant to his appointment as Chief Executive Officer of the Company.  Pursuant to the terms of the Employment Agreement, Dr. Landy agreed to act as President and Chief Executive Officer of the Company and to serve as a member of the Company's Board of Directors for a period of five years from January 1, 2008, with automatic one year renewals, unless earlier terminated.

In consideration for his services, the Company agreed to provide Dr. Landy an annual salary of not less than $360,000, participation in the Company's benefit plans and a monthly stipend to obtain medical or other insurance. In addition, Dr. Landy is entitled to a bonus as determined by the Board of Directors and the Company agreed to issue to him (i) options to acquire up to 500,000 shares of common stock at an exercise price of not more than $6.00 per share, (ii) options to acquire up to 115,000 shares of common stock at an exercise price of not more than $5.50 per share, and (iii) options to acquire up to 800,000 shares of common stock at an exercise price of not more than $5.50 per share issuable pursuant to a vesting schedule, all of which shall be exercisable for a period of not less than seven years, as well as such other options as may be determined by the Company.

Further, under the terms of the Indemnification Agreement, the Company has agreed to indemnify Dr. Landy against all costs resulting from any action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative or investigative or otherwise instituted against Dr. Landy by reason of Dr. Landy's position as a director, officer, employee or control person or agent of the Company, or any subsidiary of the Company. The Company has agreed to advance all expenses to be incurred by Dr. Landy in connection with the investigation, defense, settlement or appeal of any civil or criminal action, suit or proceeding contemplated by the Indemnification Agreement.

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

The Company entered into a two-year executive services agreement with Mr. Rajesh Vaishnav (the "Executive") and Biosync Scientific Pvt. Ltd. ("Biosync") dated February 16, 2007. Pursuant to the agreement, the Company will employ Mr. Vaishnav as the President and Chief Operating Officer of Biosync. Under the terms of the executive services agreement Mr. Vaishnav will be paid $12,000 per month and will receive up to an aggregate of 400,000 shares of common stock of the Company. Mr. Vaishnav will receive (i) 75,000 share when Biosync receives a CE Mark for its present bare-metal stent; (ii) 75,000 shares upon the earlier of (a) the date upon which Biosync first launches the sale of a HAp stent in India; (b) the date upon which Biosync first launches the sale of a drug-eluting stent in India; or (c) the date upon which Biosync first reaches $3,000,000 in gross product sales during any fiscal year after the effective date of this agreement; (iii) 100,000 shares upon which Biosync first reaches $6,000,000 in gross product sales; and (iv) 150,000 shares to be distributed in equal 37,500 share increments for each of the six month periods over the next two years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of our shares of common stock owned beneficially as of August 15, 2008 by: (i) each person (including any group) known to us to own more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)

Directors and executive officers:
Alan P. Lindsay Suite 1, 8765 Ash Street Vancouver, B.C., Canada V6P 3T3	656,915(2)	5.31%
Dr. I. Mark Landy 880 Glengate Place Atlanta, GA30328	1,159,286 (3)	8.96%
Patrick A. McGowan Suite 1, 8765 Ash Street Vancouver, B.C., Canada V6P 3T3	166,667(4)	1.39%
Rajesh Vaishnav Suite 1, 8765 Ash Street Vancouver, B.C., Canada V6P 3T3	132,167(5)	1.11%
All directors and executive officers as a group:	2,115,034 (6)	16.77%
5% Stockholders:
Millennium Partners, L.P. 666 Fifth Ave., 8th Floor New York, NY 10103	1,500,000(7)	12.20%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2008.  Unless otherwise indicated herein below, we are informed that each person has sole dispositive and voting power with respect to their shares of common stock owned.  The applicable percentage of ownership is based on 11,794,107 shares of common stock outstanding as of August 15, 2008.

(2)	Consists of 52,415 shares held by Mr. Lindsay and 604,500 shares that can be acquired by Mr. Lindsay upon exercise of options to purchase shares held by Mr. Lindsay within 60 days of the date hereof.

(3)
Consists of 17,618 shares held by Dr. Landy, and 1,035,001 shares that can be acquired by Dr. Landy, upon exercise of options, and 80,000 shares that can be acquired by Simba Enterprises, a company wholly owned by Dr. Landy’s wife, upon exercise of warrants, and 26,667 shares by Dr. Landy upon the exercise of options within 60 days of the date hereof.

(4)	Consists of 5,667 shares held by Mr. McGowan and 161,000 shares that can be acquired by Mr. McGowan upon exercise of options to purchase shares held by Mr. McGowan within 60 days of the date hereof.

(5)
Consists of 60,000 shares held by Mr. Vaishnav and 72,167 shares that can be acquired by Mr. Vaishnav upon exercise of options to purchase shares held by Mr. Vaishnav within 60 days of the date hereof.

(6)
Consists of 135,700 shares held by our directors and executive officers and 2,019,334 shares that can be acquired by our directors and executive officers upon exercise of options and warrants to purchase shares held by our directors and executive officers within 60 days of the date hereof.

(7)	Consists of 1,000,000 shares held by Millennium Partners, L.P. as well as warrants to purchase 500,000 shares of common stock, exercisable within 60 days of the date hereof.

Equity Compensation Plans

We have stock option plans approved by our stockholders, the 2001, 2004, 2006 and 2008 Stock Option Plan (collectively, the “Plans”). The table set forth below presents information relating to our Plans as of May 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans Approved by Security Holders (2001, 2004, 2006 and 2008 Stock Option Plans)	3,088,980	5.09	911,020
Equity Compensation Plans Not Approved by Security Holders	3,801,275	6.13	N/A

(1)	Represents shares of our common stock to be issued upon the exercise of warrants issued pursuant to private placements and consulting agreements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The following services were provided by related parties. These transactions, recorded at exchange amounts agreed to by all parties, were as follows:

During the year ended May 31, 2008, the Company paid or accrued $1,105,136 of management and consulting fees to three directors and three officers of the Company.  Of this amount, $372,487 was charged to research and development.

During the year ended May 31, 2007, the Company paid or accrued $1,002,702 of management and consulting fees to four directors and two officers of the Company. Of this amount, $234,768 was charged to research and development.

Director Independence

Because each of our directors are also officers of the Company, we currently do not have any directors that are deemed independent as defined under the applicable Nasdaq listing standards and the Securities and Exchange Commission rules currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2008 and 2007, Ernst & Young LLP (“E&Y”) was engaged by our Audit Committee to provide audit services. For the year ended May 31, 2008 and 2007, Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants (“DMCL”), was engaged by us to provide tax services. The following fees were paid for services provided by E&Y and DMCL.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the years ended May 31, 2008 and 2007 and the review of our quarterly reports for such years, amounted to approximately $280,000 and $234,150, respectively.

Audit Related Fees. We did not engage audit related services and paid no audit related fees for the years ended May 31, 2008 and 2007.

Tax Fees. We engaged DMCL to provide us with tax services for the years ended May 31, 2008 and 2007. The fees for their services in these periods were $9,000 and $6,000, respectively.

All Other Fees. We did not engage in any non-audit services and paid no non-audit services for the years ended May 31, 2007 and 2006.

The above-mentioned fees are set forth as follows in tabular form for the years ended May 31:

	2008	2007

Audit Fees	$280,000	$234,150
Audit Related Fees	-	-
Tax Fees	$9,000	$6,000
All Other Fees	-	-

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Form 10-SB filed with the Commission on April 2000)
3.1.1	Amendment to Articles of Incorporation.
3.1.2	Amendment to Articles of Incorporation (Incorporated by reference to Form 8-K filed with the Commission on June 10, 2008)
3.1.3	Certificate of Change (Incorporated by reference to Form 8-K filed with the Commission on July 3, 2008)
3.2	Bylaws (Incorporated by reference to Form 10-SB filed with the Commission on April 2000)
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

10.10	Acquisition Agreement effective March 14, 2005 between Shimoco LLC, Saga X, Inc. and MIV Therapeutic, Inc. (Incorporated by reference to Form 8-K filed with the Commission on March 18, 2005)
10.11	Executive Services Agreement with Mr. Rajesh Vaishnav and Biosync Scientific Pvt. Ltd. dated February 16, 2007 (Incorporated by reference to Form 10-K/A filed with the Commission on December 5, 2007)
10.12	Share Purchase Agreement with Saga X, Inc., Shimoco LLC and Dr. Dov Shimon, dated November 13, 2007 (Incorporated by reference to Form 8-K filed with the Commission on November 19, 2007)
10.13	Employment Agreement with Dr. Mark Landy, dated January 15, 2008 (Incorporated by reference to Form 8-K filed with the Commission on January 22, 2008)
10.14	Indemnification Agreement with Dr. Mark Landy, dated January 15, 2008 (Incorporated by reference to Form 8-K filed with the Commission on January 22, 2008)
10.15	2008 Equity Incentive Plan (Incorporated by reference to the Company’s Proxy Statement on DEF 14A filed with the Commission on March 13, 2008)
14.1	Code of Ethics *
21.1	List of Subsidiaries *
23.1	Consent of Independent Auditors, Ernst & Young LLP *
23.2	Consent of previous Independent Auditors, Dale Matheson Carr-Hilton LaBonte *
23.3	Consent of previous Independent Auditors, Moore Stephens Ellis Foster Ltd. *
23.4	Consent of previous Independent Auditors, Morgan & Company *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 29, 2008	MIV THERAPEUTICS, INC.

/s/ Dr. Mark Landy
Dr. Mark Landy
President and CEO
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alan P. Lindsay	Date: August 29, 2008
Alan P. Lindsay, Chairman and Director

/s/ Dr. Mark Landy	Date: August 29, 2008
Dr. Mark Landy, Director, President and CEO

/s/ Patrick A. McGowan	Date: August 29, 2008
Patrick A. McGowan, Director and Chief Financial Officer (Principal Accounting Officer)

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Financial Statements

May 31, 2008

Index

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MIV Therapeutics, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of MIV Therapeutics, Inc. (a development stage company) as at May 31, 2008 and 2007, the related consolidated statements of stockholders’ equity (deficit), operations and comprehensive loss, and cash flows for the years then ended and for the period from January 20, 1999 (inception) to May 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements as of May 31, 2006 and for the cumulative period from January 20, 1999 (inception) to May 31, 2006 were audited by other auditors whose report dated July 14, 2006 expressed an unqualified opinion on those statements, other than for the period from June 1, 2004 to May 31, 2005 which were audited by us and our report dated August 18, 2005 except for notes 15 and 6 (d) which are as of October 20, 2005 expressed an unqualified opinion.  The financial statements for the period from January 20, 1999 (inception) to May 31, 2006 include total revenues and net loss of $nil and $31,972,121, respectively.  Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period January 20, 1999 (inception) to May 31, 2008, insofar as it relates to amounts for prior periods through May 31, 2004 and for the prior period from June 1, 2005 to May 31, 2006 is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at May 31, 2008 and 2007, and the results of its operations and other comprehensive loss, and its cash flows for the years then ended, and for the cumulative period from January 20, 1999 (inception) to May 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1, the Company has recurring losses from operations since inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 (r) to the consolidated financial statements, effective June 1, 2007, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”).

As discussed in notes 2 (f) and (o) to the consolidated financial statements, effective June 1, 2006, the Company has adopted the provision of statements of Financial Accounting Standards No. 151, Inventory Cost  - an amendment of ARB No. 43, Chapter 4  and No. 123(R), Share Based Compensation.

/s/ Ernst & Young LLP
Chartered Accountants
Vancouver, Canada
August 25, 2008

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

/s/ Ernst & Young LLP
Chartered Accountants
Vancouver, Canada
August 18, 2005 except for
Notes 15 and 6d which are as of October 20, 2005

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, B.C. Canada  V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
website: www.ellisfoster.com

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

"MOORE STEPHENS ELLIS FOSTER LTD."
Chartered Accountants

Vancouver, Canada
July 7, 2004

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

"Morgan & Company"
Chartered Accountants

Vancouver, Canada
September 23, 2005

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Balance Sheets
Expressed in U.S. Dollars
	May 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$1,180,380	$119,075
Accounts receivable	57,228	-
Employee advances (Note 13)	6,761	20,432
Prepaid expenses and other current assets (Note 3)	321,811	397,712
Inventories (Note 4)	630,127	563,684
Assets of discontinued operations (Note 10)	-	393,593
Total current assets	2,196,307	1,494,496
Employee advances (Note 13)	-	14,343
Property and equipment, net (Note 6)	1,933,180	1,253,010
CE Mark license, net (Note 7)	1,237,701	1,389,279
Deposits and other assets	45,924	37,264
Assets of discontinued operations, net of current (Note 10)	-	58,573
Total assets	$5,413,112	$4,246,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Current liabilities
Accounts payable and other payables (Note 13)	$828,447	$1,462,616
Related party loan (Note 13)	-	100,000
Loan payable (Note 8)	-	525,000
Deferred lease inducement – current portion (Note 14 (a))	8,081	8,081
Liabilities of discontinued operations (Note 10)	-	154,742
Total current liabilities	836,528	2,250,439
Deferred lease inducement (Note 14 (a))	11,448	19,529
Deferred income tax liability	50,000	297,000
Total liabilities	897,976	2,566,968

Commitments and contingencies (Notes 5, 12 and 14)

Stockholders’ equity
Common stock (Note 9)
Issued and outstanding:
11,361,377 and 8,378,506 common shares at May 31, 2008 and 2007	11,361	8,379
Additional paid-in capital	59,068,451	42,404,791
Deferred compensation	(95,924)	(320,579)
Common stock issuable	988,233	1,411,489
Deficit accumulated during the development stage	(55,260,317)	(41,627,415)
Accumulated other comprehensive loss	(196,668)	(196,668)
Total stockholders’ equity	4,515,136	1,679,997
Total liabilities and stockholders’ equity	$5,413,112	$4,246,965

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Expressed in U.S. Dollars
	Period from
	inception
	(January 20,
	1999) to	Years ended May 31,
	May 31, 2008	2008	2007

Revenue	$1,297,171	$1,105,681	$191,490
Cost of sales (exclusive of amortization of CE Mark license shown below)	1,406,290	1,259,150	147,140
Gross profit (loss)	(109,119)	(153,469)	44,350

Expenses
General and administrative (Note 15)	34,526,527	7,219,484	6,252,504
Research and development	16,208,513	5,736,912	3,105,859
Interest expense and finance fees	1,230,295	204,838	99,943
Amortization of CE Mark license	183,582	151,578	32,004
Licenses acquired charged to operations	479,780	-	-
Finance cost on convertible debentures	382,307	-	-
Purchased in-process research and development	2,205,013	-	-
	55,216,017	13,312,812	9,490,310
Loss from operations	(55,325,136)	(13,466,281)	(9,445,960)
Interest income	326,612	185,726	6,053
Loss on foreign exchange	(44,338)	(66,924)	(56,981)
Minority interest share of loss	806,310	-	-
Gain on extinguishment of debt	462,249	-	-
Loss before deferred income tax recovery	(53,774,303)	(13,347,479)	(9,496,888)
Deferred income tax recovery	274,000	247,000	27,000
Loss from continuing operations	(53,500,303)	(13,100,479)	(9,469,888)
Loss from discontinued operations	(2,672,723)	(600,955)	(1,029,583)
Gain on sale of discontinued operations	68,532	68,532	-
Net loss	(56,104,494)	(13,632,902)	(10,499,471)
Other comprehensive loss
Foreign currency translation	(196,668)	-	-
Comprehensive loss	$(56,301,162)	$(13,632,902)	$(10,499,471)
Basic and diluted loss per common share - continuing operations	$(13.08)	$(1.20)	$(1.34)
- discontinued operations	(0.65)	(0.06)	(0.15)
- net loss	$(13.73)	$(1.26)	$(1.49)
Weighted average number of common
shares outstanding
- basic and diluted	4,089,655	10,941,985	7,058,291

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
							Deficit
						Accumulated	Accumulated	Total
			Additional		Common	Other	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Comprehensive	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	Loss	Stage	(Deficit)

Balance, January 20, 1999	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1,221,714	1,222	931,821	-	-	-	-	933,043
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	45,676	-	-	45,676
Comprehensive loss:
Net loss	-	-	-	-	-	-	(179,544)	(179,544)

Balance, May 31, 1999	1,221,714	1,222	931,821	-	45,676	-	(179,544)	799,175

Issuance of common stock:								-
- for cash	82,835	83	694,137	-	-	-	-	694,220
- for services rendered	42,000	42	288,078	-	-	-	-	288,120
- for settlement of agreement	9,950	10	68,247	-	-	-	-	68,257
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	210,487	-	-	210,487
Subscriptions received	-	-	-	-	249,800	-	-	249,800
Stock options granted	-	-	54,600	(54,600)	-	-	-	-
Amortization of stock-based
compensation	-	-	-	23,780	-	-	-	23,780
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(731)	-	(731)
Net loss	-	-	-	-	-	-	(1,602,492)	(1,602,492)

Balance, May 31, 2000	1,356,499	$1,357	$2,036,883	$(30,820)	$505,963	$(731)	$(1,782,036)	$730,616

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in US dollars)
						Accumulated	Deficit
						Other	Accumulated	Total
			Additional		Common	Comprehensive	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Income	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	(Loss)	Stage	(Deficit)

Balance, May 31, 2000	1,356,499	$1,357	$2,036,883	$(30,820)	$505,963	$(731)	$(1,782,036)	$730,616
Issuance of common stock:
- for cash	186,500	186	1,661,914	-	-	-	-	1,662,100
- for settlement of agreement	6,200	6	42,526	-	-	-	-	42,532
- for conversion of subscription
receivable	26,980	27	249,773	-	(249,800)	-	-	-
Common shares issuable	-	-	-	-	53,100	-	-	53,100
Subscriptions received	-	-	-	-	57,825	-	-	57,825
Stock options granted	-	-	112,600	-	-	-	-	112,600
Common shares issuable pursuant
to anti-dilution provision	-	-	-	-	25,147	-	-	25,147
Amortization of stock-based
compensation	-	-	-	20,183	-	-	-	20,183
Beneficial conversion on related
party loan	-	-	850,000	-	-	-	-	850,000
Comprehensive income (loss):
Foreign currency translation adjustment	-		-	-	-	30,027	-	30,027
Net loss	-		-	-	-	-	(3,911,601)	(3,911,601)

Balance prior to recapitalization	1,576,179	1,576	4,953,696	(10,637)	392,235	29,296	(5,693,637)	(327,471)
Minority interest of M-I Vascular
Innovations, Inc.	(675,179)	(675)	(1,912,227)	-	(392,235)	-	1,744,526	(560,611)

Total relating to final M-I Vascular
Innovations, Inc., May 15, 2001	901,000	901	3,041,469	(10,637)	-	29,296	(3,949,111)	(888,082)
DBS Holdings, Inc. (MIV Therapeutics, Inc.)
shareholders at May 15, 2001	1,108,550	1,109	160,081	-	-	-	(193,910)	(32,720)
Share redemption pursuant to share
exchange and financial agreement	(550,000)	(550)	(155,054)	-	-	-	(64,396)	(220,000)
Subscriptions received	-	-	-	-	1,070,000	-	-	1,070,000

Balance, May 31, 2001	1,459,550	$1,460	$3,046,496	$(10,637)	$1,070,000	$29,296	$(4,207,417)	$(70,802)

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in US dollars)
						Accumulated	Deficit
						Other	Accumulated	Total
			Additional		Common	Comprehensive	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Income	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	(Loss)	Stage	(Deficit)

Balance, May 31, 2001	1,459,550	$1,460	$3,046,496	$(10,637)	$1,070,000	$29,296	$(4,207,417)	$(70,802)
Issuance of common stock:
- for subscription received	71,333	71	1,069,929	-	(1,070,000)	-	-	-
- for cash	3,500	4	52,496	-	-	-	-	52,500
- for settlement of related party loan	113,333	113	849,887	-	-	-	-	850,000
- for finders' fees	11,334	11	236,857	-	-	-	-	236,868
- for services rendered	7,500	8	164,992	-	-	-	-	165,000
Stock option granted	-	-	2,552,073	(322,439)	-	-	-	2,229,634
Amortization of stock-based
compensation	-	-	-	248,331	-	-	-	248,331
Subscriptions received	-	-	-	-	256,066	-	-	256,066
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(56,211)	-	(56,211)
Net loss	-	-	-	-	-	-	(3,929,466)	(3,929,466)
Balance, May 31, 2002	1,666,550	1,667	7,972,730	(84,745)	256,066	(26,915)	(8,136,883)	(18,080)

Issuance of common stock:
- for cash	245,252	245	894,513	-	-	-	-	894,758
- for services rendered	178,978	179	539,862	(13,333)	-	-	-	526,708
- for license fee	75,000	75	249,352	-	-	-	-	249,427
- for subscriptions received	64,017	64	194,075	-	(256,066)	-	-	(61,927)
- for settlement of debt	23,529	24	110,811	-	-	-	-	110,835
- in exchange of M-I shares	204,379	204	641,139	-	-	-	(642,042)	(699)
Stock option granted	-	-	257,032	(5,975)	-	-	-	251,057
Subscriptions received	-	-	-	-	31,244	-	-	31,244
Warrants issued for services	-	-	659,673	(29,341)	-	-	-	630,332
Amortization of stock-based								-
compensation	-	-	-	84,745	-	-	-	84,745
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(24,834)	-	(24,834)
Net loss	-	-	-	-	-	-	(3,173,411)	(3,173,411)
Balance, May 31, 2003	2,457,705	$2,458	$11,519,187	$(48,649)	$31,244	$(51,749)	$(11,952,336)	$(499,845)

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in US dollars)
							Deficit
						Accumulated	Accumulated	Total
			Additional		Common	Other	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Comprehensive	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	Loss	Stage	(Deficit)

Balance, May 31, 2003	2,457,705	$2,458	$11,519,187	$(48,649)	$31,244	$(51,749)	$(11,952,336)	$(499,845)
Issuance of common stock:
- for private placements and
subscriptions	942,308	942	3,566,920	-	(31,244)	-	-	3,536,618
- for services	239,446	239	1,147,887	(525,750)	-	-	-	622,376
- for settlement of debt	10,000	10	11,990	-	-	-	-	12,000
- in exchange of M-I shares	139,841	140	503,288	-	-	-		503,428
- for warrants exercised	210,000	210	410,790	-	-	-	-	411,000
- for options exercised	10,000	10	33,490	-	-	-	-	33,500
Stock option granted to consultants	-	-	59,976	-	-	-	-	59,976
Warrants issued for services			814,798	(505,938)				308,860
Amortization of deferred compensation	-	-	-	889,962	-	-	-	889,962
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(110,366)	-	(110,366)
Net loss	-	-	-	-	-	-	(3,471,891)	(3,471,891)

Balance, May 31, 2004	4,009,300	$4,009	$18,068,326	$(190,375)	$-	$(162,115)	$(15,424,227)	$2,295,618

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in US dollars)
							Deficit
						Accumulated	Accumulated	Total
			Additional		Common	Other	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Comprehensive	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	Loss	Stage	(Deficit)

Balance, May 31, 2004	4,009,300	$4,009	$18,068,326	$(190,375)	$-	$(162,115)	$(15,424,227)	$2,295,618
Issuance of common stock:
- for share subscriptions	90,422	90	218,313	-	-	-	-	218,403
- for exercise of warrants	232,071	232	607,153	-	-	-	-	607,385
- for exercise of options	7,500	8	22,492	-	-	-	-	22,500
- for services	190,470	191	544,837	(194,968)	74,000	-	-	424,060
- for finder’s fee on private placements
completed in prior year	1,000	1	(1)	-	-	-	-	-
- in exchange of M-I shares	320,940	321	616,264	-	-	-	-	616,585
- for acquisition of SagaX	200,000	200	939,800	-	65,000	-	-	1,005,000
Fair value of warrants attached to Convertible debentures	-	-	48,920	-	-	-	-	48,920
Warrants issued for services	-	-	917,164	(917,164)	-	-	-	-
Stock options granted	-	-	155,978	-	-	-	-	155,978
Amortization of deferred compensation	-	-	-	746,369	-	-	-	746,369
Beneficial conversion feature of convertible debentures	-	-	289,800	-	-	-		289,800
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(23,980)	-	(23,980)
Net loss	-	-	-	-	-	-	(6,608,882)	(6,608,882)

Balance, May 31, 2005	5,051,703	$5,052	$22,429,046	$(556,138)	$139,000	$(186,095)	$(22,033,109)	$(202,244)

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in US dollars)
							Deficit
						Accumulated	Accumulated	Total
			Additional		Common	Other	During the	Stockholders'
	Common Stock		Paid-in	Deferred	Stock	Comprehensive	Development	Equity
	Shares	Amount	Capital	Compensation	Issuable	Loss	Stage	(Deficit)

Balance, May 31, 2005	5,051,703	$5,052	$22,429,046	$(556,138)	$139,000	$(186,095)	$(22,033,109)	$(202,244)
Issuance of common stock:
- for share subscriptions – Reg-S	170,469	170	669,925	50,000	-	-	-	720,095
- Private placement	764,976	765	3,459,485	-	-	-	-	3,460,250
- for exercise of warrants	368,044	368	1,811,889	-	-	-	-	1,812,257
- for exercise of options	74,772	75	151,925	-	-	-	-	152,000
- for convertible debentures exercised	315,892	316	740,494	-	-	-	-	740,810
- for services	90,141	90	671,492	(153,265)	(65,000)	-	-	453,317
Warrants issued for services	-	-	1,298,856	(1,298,856)	-	-	-	-
Warrants issued for license agreement	-	-	768,807	-	-	-	-	768,807
Fair value of extended warrants	-	-	194,844	-	-	-	-	194,844
Stock options granted	-	-	1,079,143	-	-	-	-	1,079,143
Amortization of deferred compensation	-	-	-	1,758,690	-	-	-	1,758,690
Comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(10,573)	-	(10,573)
Net loss	-	-	-	-	-	-	(9,094,835)	(9,094,835)

Balance, May 31, 2006	6,835,997	6,836	33,275,906	(199,569)	74,000	(196,668)	(31,127,944)	1,832,561

Issuance of common stock:
- for share subscriptions – Private placement	1,114,000	1,114	5,112,000	-	895,000	-	-	6,008,114
- for exercise of warrants	151,828	152	141,598	-	-	-	-	141,750
- for exercise of options	20,506	21	2,979	-	38,500	-	-	41,500
- for services	146,175	146	776,226	(407,866)	445,989	-	-	814,495
- for license agreement	30,000	30	123,970	(50,000)	(74,000)	-	-	-
Subscription received	-	-	-	-	32,000	-	-	32,000
Acquisition of Biosync Scientific Pvt. Ltd.	80,000	80	527,920	-	-	-	-	528,000
Fair value of warrants issued for services	-	-	57,109	(57,109)	-	-	-	-
Fair value of extended warrants	-	-	145,983	-	-	-	-	145,983
Fair value of extended options	-	-	215,592	-	-	-	-	215,592
Fair value of stock options granted	-	-	2,025,508	-	-	-	-	2,025,508
Amortization of deferred compensation	-	-	-	393,965	-	-	-	393,965
Comprehensive loss:
Net loss	-	-	-	-	-	-	(10,499,471)	(10,499,471)

Balance, May 31, 2007	8,378,506	$8,379	$42,404,791	$(320,579)	$1,411,489	$(196,668)	$(41,627,415)	$1,679,997

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(Expressed in U.S. Dollars)
							Deficit
						Accumulated	Accumulated
			Additional		Common	Other	During the	Total
	Common Stock		Paid-in	Deferred	Stock	Comprehensive	Development	Stockholder’s
	Shares	Amount	Capital	Compensation	Issuable	Loss	Stage	Equity

Balance, May 31, 2007	8,378,506	$8,379	$42,404,791	$(320,579)	$1,411,489	$(196,668)	$(41,627,415)	$1,679,997
Issuance of common stock:
- for share subscriptions – private placement	2,766,600	2,766	12,841,211	-	(927,000)	-	-	11,916,977
- for exercise of options	41,435	41	38,459	-	(38,500)	-	-	-
- for services	174,836	175	840,821	(253,925)	542,244	-	-	1,129,315
Fair value of warrants issued for loan (Note 8)	-	-	16,405	-	-	-	-	16,405
Fair value of vested stock option grants	-	-	2,426,364	-	-	-	-	2,426,364
Fair value of extended stock options	-	-	367,100	-	-	-	-	367,100
Fair value of extended warrants	-	-	133,300	-	-	-	-	133,300
Amortization of deferred compensation	-	-	-	478,580	-	-	-	478,580
Net loss	-	-	-	-	-	-	(13,632,902)	(13,632,902)

Balance, May 31, 2008	11,361,377	$11,361	$59,068,451	$(95,924)	$988,233	$(196,668)	$(55,260,317)	$4,515,136

The accompanying notes are an integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Cash Flows
Expressed in U.S. Dollars
	Period from
	inception
	(January 20,
	1999) to	Years ended May 31,
	May 31, 2008	2008	2007

Cash flows from operating activities
Net loss from continuing operations	$(53,500,303)	$(13,100,479)	$(9,469,888)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock-based compensation	13,235,823	3,272,044	2,635,065
Stock issued for other than cash	7,209,546	1,129,315	814,495
Depreciation and amortization	1,650,283	578,170	177,254
Deferred income tax recovery	(274,000)	(247,000)	(27,000)
Fair value of extended warrants	474,127	133,300	145,983
Fair value of granted warrants	16,405	16,405	-
Interest expense on related party loan	850,000	-	-
Interest expense on convertible debentures	34,730	-	-
Leasehold improvements written down	13,300	-	-
Purchased in-process research and development	2,125,013	-	-
Intangible asset impairment	150,000	-	-
Gain on extinguishment of debt	(462,249)	-	-
Provision for bad debt	160,000	-	-
Beneficial conversion feature on convertible debenture	289,800	-	-
Minority interest	(806,310)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(268,308)	(57,228)	6,073
Due from related party	(6,761)	28,014	(34,775)
Prepaid expenses	(196,800)	75,901	(264,407)
Inventories	(385,325)	(66,443)	(318,882)
Deposits and other assets	(45,924)	(8,660)	(4,501)
Accounts payable and other payables	709,008	(642,249)	1,139,375
Net cash used in operating activities	(29,027,945)	(8,888,910)	(5,201,208)

Cash flows from financing activities
Issuance of common stock, less share issuance costs	33,633,250	11,916,977	6,191,364
Due to (repayments to) related parties	850,000	(100,000)	100,000
Proceeds from (repayments of) loan payable	500,000	(525,000)	525,000
Subscriptions received	1,389,310	-	32,000
Cash acquired in reverse acquisition	13,824	-	-
Proceeds from convertible debentures	755,000	-	-
Common stock redemption	(120,000)	-	-
Net cash provided by financing activities	37,021,384	11,291,977	6,848,364

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Cash Flows (continued)
Expressed in U.S. Dollars
	Period from
	inception
	(January 20,
	1999) to	Years ended May 31,
	May 31, 2008	2008	2007

Cash flows from investing activities
Purchase of property and equipment	(2,629,836)	(1,106,762)	(305,111)
Pre-acquisition advances to Biosync	(121,870)	-	(121,870)
Acquisition of Biosync, net of cash acquired	(1,415,885)	-	(1,415,885)
Cash acquired on acquisition of Biosync	17,557	-	17,557
Cash transferred on disposition of SagaX	(48,802)	(48,802)	-
Acquisition of license	(200,000)	-	-
Net cash used in investing activities	(4,398,836)	(1,155,564)	(1,825,249)
Net cash provided by (used in) continuing operations	3,594,603	1,247,503	(178,093)
Cash flows from discontinued operating activities	(2,099,724)	(539,605)	(890,133)
Cash flows from discontinued investing activities	(75,515)	(937)	(32,177)
Foreign exchange effect on cash	(238,984)	-	-
Net increase (decrease) in cash and cash equivalents	1,180,380	706,961	(1,110,403)
Cash and cash equivalents, beginning of period
Continuing operations	-	119,075	1,374,311
Discontinued operations	-	354,344	199,511
Cash and cash equivalents, end of period	$1,180,380	$1,180,380	$473,419

Ending cash and cash equivalents consists of the following:
Continuing operations	$1,180,380	$1,180,380	$119,075
Discontinued operations	-	-	354,344
Total	$1,180,380	$1,180,380	$473,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,151	$22,812	$18,458
Cash paid for income taxes	-	-	-

Schedule of non-cash investing and financing activities:
Debt settlement with shares	$621,375	$-	$-
Conversion of convertible debentures and accrued interest to common shares	740,810	-	-
Shares issued for finders’ fees	387,468	150,600	-

The accompanying notes are in integral part of these consolidated financial statements.

MIV THERAPEUTICS INC.
(A development stage company)
Notes to Consolidated Financial Statements
May 31, 2008 and 2007
(Expressed in US dollars)

1.     Basis of Presentation and Nature of Operations

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Since inception, MIV Therapeutics Inc. (the “Company”) has suffered recurring losses, totaling $56,104,494 as of May 31, 2008.  To date, management has been able to finance the operations through the issuance of common stock and through related party loans in order to meet its strategic objectives.  Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  Management expects to monitor and control the Company’s operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these plans.  The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations.  The Company’s ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology.  The Company’s ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain.   In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Nature of Operations

The Company is a development stage enterprise involved in the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

On April 25, 2001, the Company executed a Share Exchange and Finance Agreement (“Agreement”) with M-I Vascular Innovations, Inc. (“M-I”) which is a development stage company incorporated in Delaware.  At the time of the Agreement, the Company was a non-operating public company.

The Agreement closed effective as of May 15, 2001.  As a consequence, control of the Company shifted from the shareholders of the Company to the founders of M-I.  The change of control resulted from the combined effect of (I) a redemption of 550,000 of the common shares of the Company, and (ii) the issuance of 901,000 common shares by the Company in a one-for-one exchange for the shares of M-I held by its shareholders.  As a result, the former shareholders of M-I obtained a majority interest in the Company.

As the Company was a non-operating public company, the share exchange was accounted for as a recapitalization of M-I and an issuance of shares by M-I to the shareholders of the Company.  As not all M-I shareholders tendered their shares in the combination, these shares were treated as minority interest.  In the same way, the value of warrants held by shareholders who did not agree to exchange their shares and the value of compensatory stock options issued by the Company was allocated to minority interest.

1.     Nature of Operations and Basis of Presentation (continued)

In February 2007, the Company acquired Biosync Scientific Pvt. Ltd. (“Biosync”) a company incorporated in Gujarat, India. Biosync is in the business of designing, manufacturing and marketing coated and non-coated vascular stents and related accessories.

2.     Summary of Significant Accounting Policies

(a)     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as of the dates of the financial statements and revenues and expenses during the reporting period. Significant estimates include amortization of property and equipment, calculation of stock-based compensation, amortization of CE Mark License, impairment tests of long-lived assets and valuation allowance for deferred income taxes. Actual results could differ from these estimates.

(b)     Principle of Consolidation

The accompanying consolidated financial statements include the accounts of MIV Therapeutics Inc. (incorporated in Nevada, USA), 90% of M-I Vascular Innovations, Inc. (incorporated in Delaware, USA), its wholly-owned subsidiaries, MIVI Technologies, Inc. (incorporated in Yukon, Canada), and Biosync Scientific Pvt. Ltd. (incorporated in Gujarat, India).  All significant inter-company transactions and balances have been eliminated upon consolidation.

(c)     Development Stage

The Company’s activities have primarily consisted of establishing facilities, recruiting personnel, conducting research and development, developing business and financial plans and raising capital.  Accordingly, the Company is considered to be in the development stage.

(d)     Revenue Recognition

The Company recognizes revenue, net of returns, rebates and sales allowances, if any from the sale of products, at the time when the product is delivered to the customer and/or dealer. Revenues are recognized only when the Company has transferred to the customer and/or dealer the significant risk and rewards of ownership of the goods, the amount is fixed and determinable, evidence of an agreement exists and there is reasonable assurance of collection of the sales proceeds.

(e)     Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. At May 31, 2008 and 2007, the Company had no deposits of in excess of the federally insured amount.

(f)     Inventory

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower and net realizable value with respect to finished goods and work in progress. Cost of work in progress and finished goods is determined on a first-in, first-out basis and includes direct material and labor. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

The Company adopted SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", which requires idle facility costs, abnormal freight, handling costs and amounts of materials (spoilage) be treated as current period costs. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial statements during the years ended May 31, 2008 and 2007.

2.     Summary of Significant Accounting Policies (continued)

(g)     Property and Equipment

Property and equipment is recorded at cost.  Depreciation is provided using the straight-line method ranging from 3 to 14 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The Company evaluates the recoverability of property and equipment whenever events or changes in circumstances indicate that carrying amount of the asset may not be recovered.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Management has determined that no permanent impairment has occurred as of May 31, 2008 and 2007.

(h)     CE Mark License

CE Mark license that allows Biosync to manufacture and sell bare metal stents is recorded at cost and is amortized on a straight-line basis over its useful life of ten years.

The CE Mark license is tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable.  An impairment loss would be recognized if the carrying amount of the CE Mark license exceeds the estimated undiscounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the carrying value over its fair value, with fair value being determined using a discounted cash flow analysis.

(i)     Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on the Company’s behalf. During the year ended May 31, 2008, $1,322,572 (2007 - $721,642) of stock-based compensation expense and $132,017 (2007 - $93,227) of depreciation expense was allocated to research and development.

(j)     Government Assistance and Other Subsidies

Government assistance and other subsidies are recorded as a reduction of the cost of the applicable assets or the related expenditures as determined by the terms and conditions of the agreement under which the assistance is provided to the Company.

(k)     Income Taxes

The Company accounts for income taxes under the liability method whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

2.     Summary of Significant Accounting Policies (continued)

(l)     Foreign Currency Translation

MIVI Technologies, Inc. and Biosync maintain their accounting records in their local currencies (Canadian dollar and Indian Rupee, respectively); however, the Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company’s subsidiaries are translated into U.S. dollars using period end exchange rates as to monetary assets and liabilities and average exchange rates as to revenues and expenses.  Non-monetary assets are translated at their historical exchange rates.  Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income in the period.

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

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates and incurs significant expenditures outside of the United States and is exposed to foreign currency risk between Canadian and U.S. dollars, Indian Rupees and the Euro.

At May 31, 2008, Nil (2007 - Nil) of the cash and cash equivalents were held in Canadian dollars, $144,622 (2007 - $146,907) were held in Indian Rupees, $16,792 (2007 - $1,443) were held in Euros and Nil (2007 - $4,701) were held in Israeli Shekels.

(n)     Earnings (Loss) Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(o)     Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R became effective at the beginning of the fiscal year ended May 31, 2007. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

The Company adopted the modified prospective method for the fiscal year beginning on June 1, 2006.  All periods presented in the consolidated financial statements reflect the adoption of SFAS No. 123R.

2.     Summary of Significant Accounting Policies (continued)

(o)       Stock-Based Compensation (continued)

As of May 31, 2008, $1,262,880 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 32 months.

(p)       Comprehensive Loss

Comprehensive loss includes all changes in equity during the year except those resulting from investments by, or distribution to, shareholders.  The Company’s comprehensive loss consists solely of reported net losses and foreign currency translation adjustments.

(q)       Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or loss per common share.

(r)        Recently Adopted Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. In addition to U.S., the Company's major taxing jurisdictions include Canada and India. Income tax returns filed by the Company and its active subsidiaries that are still subject to examination are MIVI Technologies, Inc. for May 31, 2007 and subsequent years, and Biosync Scientific Pvt. Ltd. for March 31, 2007 and subsequent years. Income tax returns not yet filed by MIV Therapeutics Inc. for the fiscal year ended May 31, 1999, and subsequent years will be subject to examination. Interest and penalties related to tax positions taken in tax returns shall be recorded in other operating expenses in the consolidated statement of operations; however, there were no interest and penalties related to tax positions taken in our tax returns during fiscal 2008.

The Company adopted the provisions of FASB Interpretation No. 48 on June 1, 2007. The adoption of FIN 48 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

(s)       Recent Accounting Pronouncements

In May 2008, FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

2.     Summary of Significant Accounting Policies (continued)

(s)   Recent Accounting Pronouncements

In March 2008, FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on its consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51”. This Statement establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on its consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, “Business Combinations” ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company's next fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after May 31, 2009.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS 159 may have on its consolidated financial position or results of operation.

2.     Summary of Significant Accounting Policies (continued)

(s)    Recent Accounting Pronouncements (continued)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of this Statement is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the adoption of SFAS No. 157 may have on its consolidated financial position or results of operations.

3.     Prepaid expenses

Prepaid expenses consisted of the following at May 31:

	2008	2007
Prepayment to suppliers	$284,968	$337,936
Prepaid expenses and other current assets	36,843	59,776
	$321,811	$397,712

4.	Inventories

Inventories consisted of the following at May 31:

	2008	2007
Raw materials	$402,991	$248,496
Packing materials	20,140	14,392
Work-in-process	100,421	190,854
Finished goods	106,575	109,942
	$630,127	$563,684

5.	Licenses

(a)   The Company entered into two license agreements with the University of British Columbia (“UBC”) in February 2003 which provide the Company with the worldwide right to use, develop and sublicense coating technology for stents and other medical devices.

In consideration of granting the licenses, the Company will pay UBC a royalty of 2.5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology.  In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development.  The Company issued 750,000 common shares with a fair value of $187,500 to UBC as part of the consideration for the grant of the rights.

On May 19, 2005, the Company signed an amendment to the existing license agreements to include some amendments in the definition of “Field of Use”.  Also, the royalty terms were amended from 2.5% to range from 2.5% to 5%, depending on the nature of the related revenue.  In consideration for the amendments, the Company agreed to issue 200,000 common shares which had a fair value of $74,000.

5.	Licenses (continued)

(b)   In March 2004, the Company entered into a collaborative research agreement (“CRA”) with UBC to continue with exploratory research on coating technology for stents for a period from April 1, 2004 to March 31, 2006.  In October 2004, the Company and UBC amended the existing CRA and referred to it as Amendment No. 1 and 2.

In Amendment No. 1, the contract period of the CRA was changed to April 1, 2004 to November 30, 2004 and total costs charged to the Company were CAD$110,400 ($87,633).

In Amendment No. 2, the contract period, work plan and total costs of the CRA were amended.  The contract period was extended from December 1, 2004 to November 30, 2006 and total costs charged to the Company were CAD$400,400 ($317,828).

In December 2006, the Company extended the CRA, as amended, for a period from December 1, 2006 to November 30, 2007.  During the period of the agreement, four equal payments were made to UBC totaling CAD$274,896 ($241,264). In April 2007, the Company and UBC amended the tasks and objectives of the CRA.  On August 29, 2007, the total costs of the project was revised to be estimated at CAD$190,479 ($187,701) from CAD$274,896. The Company paid in full the CAD$190,479 due to UBC for this project during the year ended May 31, 2008.

The Company was eligible to obtain financial support of up to CAD$402.250 from the Industrial Research Assistance Program (“IRAP”) from the National Research Council Canada.  As of May 31, 2008, the Company had received CAD$265,791 ($261,915) from IRAP and applied for an additional final claim totaling CAD$87,250 ($85,978). The CAD$87,250 was subsequently received in June 2008.

(c)   On September 14, 2007, the Company and UBC executed a new license agreement with an effective date of September 1, 2007.  The form and content will be similar to that of the license agreements entered into in February 2003 (See Note 5(a) above).

In consideration of granting the license, the Company will pay UBC a royalty of 2.5% or 5% of related revenue and a royalty ranging from 10% or 15% of sublicense revenue depending upon the sublicensed technology.  In addition, various minimum annual royalties, maintenance fees and milestone payments are payable over the period of development.

(d)   On February 21, 2008, the Company entered into a new license agreement with UBC with an effective date of February 1, 2008. The form and content of this agreement is similar to previous license agreements (refer to (a) and (c) in this note). Upon execution of this license agreement in March 2008, the Company paid an initial license fee of CAD$50,000 ($49,271).

In consideration of granting this license, the Company will pay UBC a royalty of 5% of related revenue and a 20% royalty for sublicense revenue.  In addition, certain milestone payments related to future pre-clinical and clinical trials are payable over the corresponding periods of development and annual license maintenance fees of CAD$30,000 ($29,562) commence on February 1, 2009. The term of this agreement is the later of: (i) twenty years from the effective date, or (ii) the expiry of the last patent licensed under this agreement.

6.      Property and Equipment

Property and equipment consisted of the following at May 31:

	2008	2007
Laboratory equipment	$2,540,643	$1,972,255
Furniture and fixtures	261,165	107,163
Land	260,784	21,483
Computer equipment	240,983	173,191
Building	175,011	12,450
Leasehold improvements	49,158	49,158
Construction-in-progress	-	85,282
	3,527,744	2,420,982
Less: accumulated depreciation	1,594,564	1,167,972
	$1,933,180	$1,253,010

Depreciation expense during the year ended May 31, 2008 was $426,592 (2007 - $145,239).

7.	CE Mark License

On February 16, 2007, the Company completed the acquisition of all of the issued and outstanding shares of Biosync Scientific Pvt. Ltd. (“Biosync”).  The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The purchase price in excess of the net tangible assets acquired totaling $1,421,283 was then allocated to the identified intangible asset being the CE Mark license. The fair value of the CE Mark license was based on a discounted future net cash flows analysis that used information and assumptions provided by the Company’s management. The CE Mark license is being amortized over a period of 10 years.

The following is a summary of the amortization of the CE Mark license at May 31, 2008:

CE Mark license	$1,421,283
Less: accumulated amortization	183,582
$1,237,701

The estimated amortization expense for the years ending May 31 is as follows:

2009	$142,128
2010	142,128
2011	142,128
2012	142,128
2013 and thereafter	669,189
$1,237,701

8.	Loan Payable

At May 31, 2007, the Company had a loan payable totaling $525,000 which bore interest at 12.5% per annum.  Of this amount, $400,000 was due on June 15, 2007 and $125,000 was due on July 13, 2007.

On June 27, 2007, the due date of the $400,000 note payable was extended to July 31, 2007.  An additional 15,000 non-transferable share purchase warrants to acquire one common share at an exercise price of $6.00 per share for a period of three years were issued to the lender. The warrants had an estimated fair value of $16,405 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.91%, dividend: nil and expected life of one year.

The Company repaid the two loans in full and accrued interest during the first quarter of fiscal 2008.

9.	Stockholders’ Equity

(a)    Common Stock

On May 29, 2008, the stockholders of the Company, during its annual general meeting, approved an increase in its authorized capital stock from 250,000,000 shares of capital stock, consisting of 230,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share, to 500,000,000 of capital stock consisting of 480,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share. Subsequent to year end, on June 16, 2008, the Company’s board of directors unanimously approved a 1-for-10 reverse stock split of the company’s issued and outstanding common shares. The reverse share split became effective on June 30, 2008. All references to share data, including warrants and stock options, presented in the consolidated financial statements reflect the reverse stock split.

(i)
On June 6, 2007, the Company issued 179,000 common shares pursuant to a private placement completed during the previous fiscal year.  At May 31, 2007, the shares were recorded as common stock issuable in the statement of stockholder’s equity.

(ii)
On July 9, 2007, the Company completed a brokered private placement of 2,510,000 units at a price of $5.00 per unit for total proceeds of $11,696,765 (net of finder’s fee of $753,000 and legal fees of $100,235).  Each unit is comprised of one common share and one-half of one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at a price of $5.50 per share for a period of up to five years.

The warrants had an estimated fair value of $2,034,048 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 5.03%, dividend: nil and expected life of one year.

In connection with the private placement, the Company issued to the finder 25,100 common shares and 75,300 share purchase warrants.  Each warrant entitles the finder to purchase one common share at an exercise price of $5.50 per share for a period of up to five years.

The 75,300 warrants had an estimated fair value of $122,043 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 5.03%, dividend: nil and expected life of one year.

The Company filed a registration statement with the United States Securities and Exchange Commission to register for resale the shares and shares underlying the warrants issued under the private placement; however, it was not declared effective within four months from the date of the issuance of the units. As a result, the Company was required to pay to the holders of the units an amount in cash, as liquidated damages, of $125,500 which is equal to 1% of the aggregate purchase price paid by such holders for the units. This amount was charged to operations in the year ended May 31, 2008.

(iii)
On August 31, 2007, the Company completed a private placement of 52,500 units at a price of $5.00 per unit for total proceeds of $252,212 (net of finder’s fee of $5,385 and legal fees of $4,903).  Of this amount, $32,000 was received in May 2007 and recorded as common stock issuable as of May 31, 2007.  Each unit is comprised of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at a price of $7.50 per share for the 47,500 warrants and $7.00 for the 5,000 warrants for a period of up to two years from registration of the underlying warrant shares..

The 47,500 warrants had an estimated fair value of $14,055 and the 5,000 warrants had an estimated fair value of $1,797 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.19%, dividend: nil and expected life of one year.

9.	Stockholders’ Equity (continued)

(a)       Common Stock (continued)

(iv)
On August 31, 2007, the Company issued 40,000 share purchase warrants as finder’s fee in connection with a private placement completed in December 2006.   The warrants had an estimated fair value of $26,070 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 54.24%, discount rate: 4.19%, dividend: nil and expected life of one year.

(v)	On May 15, 2008, the Company issued 30,000 common shares for investor relations services. The fair value of the shares was $66,000 and is being amortized over 12 months.

(vi)
During the year ended May 31, 2008, the Company issued an aggregate of 48,199 (2007 – 146,175) common shares for consulting, research and development services with a fair value of $235,778 (2007 - $776,372).   Of these shares, 1,476 were recorded as common stock issuable at May 31, 2007.  In addition, 75,000 common shares were issued to the principal vendor of Biosync in accordance with his executive services agreement (see Note 13).

In December 2007, the Company issued 10,000 common shares to a former consultant with a fair value of $39,000.  In January 2008, 11,637 common shares were granted to two of the Company’s senior executives with an aggregate fair value of $44,218.

(vii)
There were no share purchase warrants exercised during the year ended May 31, 2008. During the year ended May 31, 2007, the Company issued an aggregate of 151,828 common shares pursuant to the exercise of 194,411 share purchase warrants. for total proceeds of $141,750. Of these shares, 113,678 common shares were issued from the cashless exercise of 156,261 warrants with an average exercise price of $2.51 under certain cashless exercise provisions of the underlying agreements.  Included in these cashless exercises, 76,262 warrants with an average exercise price of $5.03 issued through a private placement were exchanged for 34,979 common shares. In addition to cashless exercise of warrants, the Company received total proceeds of $141,750 from the exercise of 38,150 share purchase warrants.

(viii)
During the year ended May 31, 2008, 69,500 (2007 – 27,000) options with an average exercise price of $2.86 (2007 - $1.87) were exchanged for 41,435 (2007 - 19,006) common shares and were exercised under certain cashless exercise provisions of the underlying agreements. During fiscal 2007, the Company issued 20,506 common shares pursuant to an exercise of stock purchase options for total proceeds of $3,000. During the year ended May 31, 2007, the Company received cash proceeds of $38,500 from the exercise of 15,000 stock options.  The common shares in relation to these options were granted in fiscal 2008.

(ix)
On May 8, 2007, the Company completed a private placement of 179,000 units at a price of $5.00 per unit for total proceeds of $854,873 (net of finder’s fee of $38,650 and legal fee of $1,477).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.  The 179,000 common shares were recorded under common stock issuable in the statement of stockholders’ equity at May 31, 2007.

The warrants had an estimated fair value of $211,463 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.47%, discount rate: 4.68%, dividend: nil and expected life of one year.

9.	Stockholders’ Equity (continued)

(a)   Common Stock (continued)

(x)
On April 4, 2007, the Company completed a private placement of 83,000 units at a price of $5.00 per unit for total proceeds of $366,814 (net of finder’s fee of $44,550 and legal fee of $3,636).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $61,475 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.35%, discount rate: 4.61%, dividend: nil and expected life of one year.

(xi)
On February 27, 2007, the Company completed a private placement of 37,500 units at a price of $5.00 per unit for total proceeds of $166,811 (net of finder’s fee of $18,750 and legal fee of $1,939).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $40,507 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.59%, dividend: nil and expected life of one year.

In connection with the private placement, the Company issued to the finder 3,750 warrants.  Each warrant entitles the finder to purchase one common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $4,072 using the Black Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

(xii)
On February 8, 2007, the Company completed a private placement of 112,500 units at a price of $5.00 per unit for total proceeds of $502,830 (net of finder’s fee of $56,250 and legal fee of $3,420).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $152,763 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

In connection with the private placement, the Company issued to the finder 11,250 warrants.  Each warrant entitles the finder to purchase one common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $15,276 using the Black Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 57.71%, discount rate: 4.87%, dividend: nil and expected life of one year.

9.	Stockholders’ Equity (continued)

(a)	Common Stock (continued)

(xiii)
On December 22, 2006, the Company completed a private placement of 590,000 units at a price of $5.00 per unit for total proceeds of $2,684,875 (net of finder’s fee of $253,400 and legal fee of $11,725).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $342,706 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 30.40%, discount rate: 4.71%, dividend: nil and expected life of one year.

(xiv)
On November 8, 2006, the Company completed a private placement of 140,000 units at a price of $5.00 per unit for total proceeds of $698,228 (net of legal fee of $1,772).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $52,949 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.75%, dividend: nil and expected life of one year.

(xv)
On October 16, 2006, the Company completed a private placement of 60,000 units at a price of $5.00 per unit for total proceeds of $297,565 (net of legal fee of $2,435).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period of up to two years from registration of the underlying warrant shares.

The warrants had an estimated fair value of $42,228 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.85%, dividend: nil and expected life of one year.

(xvi)
On August 21, 2006, the Company completed a private placement of 29,000 units at a price of $5.00 per unit for total net proceeds of $136,866 (net of finder’s fee of $2,000 and legal fee of $6,134).  Each unit is comprised of one common share and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period which is the earlier of (i) 18 months from August 21, 2006 or (ii) 12 months from registration of the underlying warrant shares.

The warrants had an estimated fair value of $28,318 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 59.44%, discount rate: 4.85%, dividend: nil and expected life of one year.

(xvii)
On July 10, 2006, the Company completed a private placement of 62,000 units at a price of $5.00 per unit for total proceeds of $299,250 (net of finder’s fee of $3,500 and legal fee of $7,250).  Each unit is comprised of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share at an exercise price of $7.50 per share for a period which is the earlier of (i) 18 months from July 10, 2006 or (ii) 12 months from registration of the underlying warrant shares.

The warrants had an estimated fair value of $164,831 using the Black-Scholes option pricing model.  The assumptions used in the Black-Scholes model were: volatility: 64.41%, discount rate: 5.17%, dividend: nil and expected life of one year.

9.	Stockholders’ Equity (continued)

(a)	Common Stock (continued)

(xviii)
In September 2003, the Company placed 600,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company’s shares on the Frankfurt Stock Exchange.  The Company was then conducting a Regulation S (“Reg S”) offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries.  The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 3,000 common shares per month over a ten month period, assuming the maximum offering of up to 1,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S.  At May 31, 2008, 250,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes.  However, the Company’s management is discussing the return of these shares with appropriate parties and anticipates that they will be returned to treasury the 2009 fiscal year.

(b)	Warrants

During the year ended May 31, 2008, the board of directors approved an extension to the expiry dates of 313,500 warrants. The incremental fair value of the extended warrants was $133,300 and was charged to operations. The weighted average assumptions used in the Black-Scholes models were: volatility: 81.88%, discount rate: 2.35%, dividend: nil and expected life of one year.

In December 2007, the Company issued 14,000 warrants as a finder’s fee in connection with previously completed private placements. The warrants have an exercise price of $5.50 and expire on December 10, 2010. The warrants had an estimated fair value of $35,100 using the Black-Scholes option pricing model.  The assumptions used in the calculation were: volatility: 99.9%, discount rate: 3.19%, dividend: nil and expected life of 2 years.

9.	Stockholders’ Equity (continued)

(b)	Warrants (continued)

The following table summarizes information about the warrants issued by the Company.  All regular warrants and Series A, B and C warrants are exercisable on a one-for-one basis into common shares.

	Number of Shares	Weighted Average Exercise price

Balance, May 31, 2006 – Regular	1,068,950	$4.58
Balance, May 31, 2006 – Series “A”	535,824	6.53
Balance, May 31, 2006 – Series “B”	390,502	7.00
Balance, May 31, 2006 – Series “C”	22,932	6.60

Balance, May 31, 2006	2,018,208	5.59

Regular:
Issued – private placement	1,293,001	7.50
Issued – finder’s fee	15,000	7.50
Issued – services	30,000	5.33
Issued – loan	20,000	6.00
Exercised	(147,300)	1.51
Expired	(44,180)	7.08

Series “A”:
Exercised	(36,111)	6.50
Expired	(390,500)	6.60

Series “C”:
Exercised	(11,000)	6.60

Balance, May 31, 2007 – Regular	2,235,471	6.47
Balance, May 31, 2007 – Series “A”	109,213	6.60
Balance, May 31, 2007 – Series “B”	390,502	7.00
Balance, May 31, 2007 – Series “C”	11,932	6.60

Balance, May 31, 2007	2,747,118	6.54

Regular:
Issued – private placement	1,307,502	5.58
Issued – finder’s fee	129,300	5.50
Issued – loan (Note 8)	15,000	6.00
Expired	(7,143)	7.50

Series “B”:
Expired	(390,502)	7.00

Balance, May 31, 2008 – Regular	3,680,130	6.11
Balance, May 31, 2008 – Series “A”	109,213	6.60
Balance, May 31, 2008 – Series “B”	-	-
Balance, May 31, 2008 – Series “C”	11,932	6.60

Balance, May 31, 2008	3,801,275	$6.13

(c)        Stock Options

The Company’s incentive stock options plan provides for the grant of incentive stock options for up to 4,000,000 common shares to employees, consultants, officers and directors of the Company.  Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards.  Options are granted for a term not to exceed ten years from the date of grant.  Stock options granted generally vest over a period of two years. At May 31, 2008, 911,020 options remained available under the plan.

9.	Stockholders’ Equity (continued)

(c)        Stock Options

During the year ended May 31, 2008, the Company granted an aggregate of 1,319,130 stock options to employees, directors and consultants of the Company.  Each option entitles its holder to acquire one common share of the Company at a prices ranging from $3.00 to $6.50 per share, vests over a specified time and expires up to two to seven years from date of grant.

During the year ended May 31, 2008, the board of directors approved an extension to the expiry date of the following outstanding options:

Number of options	From	To
15,000	November 30, 2007	November 30, 2010
10,000	April 23, 2008	March 3, 2009
10,000	April 23, 2008	August 30, 2011
10,000	April 23, 2008	November 30, 2011
15,000	April 23, 2008	May 15, 2012
65,000	April 23, 2008	March 3, 2013

As a result of extending these options, the Company recognized an additional $367,100 of stock-based compensation during fiscal 2008.

The following weighted average assumptions were used in determining stock-based compensation costs under the Black-Scholes option pricing model for the years ended May 31:

	2008	2007
Expected volatility	108.8%	125.9%
Risk-free interest rate	3.32%	4.68%
Expected life (years)	5.7	5.9
Dividend yield	Nil	Nil
Weighted average fair value of options granted	$2.21	$5.32

The expected volatility is based on the Company’s historical stock prices. Computation of expected life was estimated after considering the contractual terms of the stock-based award, vesting schedules and expectations of future employee behavior. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

Option pricing models require the use of highly subjective estimates and assumptions including the expected stock price volatility.  Changes in the underlying assumptions can materially affect the fair value estimates and therefore, in management’s opinion, existing models may not necessarily provide reliable measure of the fair value of the Company’s stock options.

Compensation cost related to the stock options granted to employees during the year ended May 31, 2008 was charged to operations at the awards’ fair value of $2,426,364 (2007 - $1,912,489).

A summary of the weighted average fair value of stock options granted during the year ended May 31, 2008 is as follows:

	Number of Options	Weighted Average Exer. Price	Weighted Average Fair Value
Exercise price equals market price at grant date:	61,000	$5.50	$5.50
Exercise price less than market price at grant date:	-	-	-
Exercise price greater than market price at grant date:	1,258,130	$5.46	$2.78

9.	Stockholders’ Equity (continued)

(c)        Stock Options (continued)

A summary of stock option information for the years ended May 31, 2008 and 2007 is as follows:

	Shares	Weighted Average Exer. Price	Aggregate Intrinsic Value
Options outstanding at May 31, 2006	1,638,500	$4.61
Options granted	441,500	6.10
Options exercised (Note 9(a)(viii))	(43,500)	2.11
Options expired or forfeited	(32,500)	5.73
Options outstanding at May 31, 2007	2,004,000	4.90
Options granted	1,319,130	5.46
Options exercised (Note 9(a)(viii))	(69,500)	2.86
Options expired or forfeited	(1,646,50)	6.24
Options outstanding at May 31, 2008	3,088,980	$5.09	$ 1,634,500
Exercisable at May 31, 2008	2,397,658	$4.96	$ 1,591,500

The following summarizes information about the stock options outstanding and exercisable at May 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (year)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise price
$1.70	70,000	4.57	$1.70	70,000	$1.70
$2.00	110,000	1.71	$2.00	110,000	$2.00
$2.10	50,000	3.99	$2.10	50,000	$2.10
$3.00	172,000	1.83	$3.00	152,000	$3.00
$4.00	381,500	2.96	$4.00	381,500	$4.00
$5.00	85,000	3.27	$5.00	51,667	$5.00
$5.50	1,312,551	5.59	$5.50	779,855	$5.50
$6.00	695,000	5.22	$6.00	657,500	$6.00
$6.20	30,000	3.99	$6.20	14,000	$6.20
$6.40	5,000	3.17	$6.40	5,000	$6.40
$6.50	138,929	4.02	$6.50	87,136	$6.50
$6.70	10,000	3.04	$6.70	10,000	$6.70
$7.50	20,000	2.90	$7.50	20,000	$7.50
$8.00	9,000	2.32	$8.00	9,000	$8.00
$1.70 - $8.00	3,088,980	4.60	$5.09	2,397,658	$4.96

Stock-based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

The aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company’s stock options exercised under the Plan was $198,770 and $249,600 for the years ended May 31, 2008 and 2007, respectively, determined at the date of option exercise.

At May 31, 2008, there was approximately $1,262,880 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 32 months. The estimated fair value of stock options vested during the years ended May 31, 2008 and 2007 was $2,876,881 and $2,241,100, respectively.

10.	Sale of SagaX, Inc.

On November 13, 2007, the Company entered into a definitive share purchase agreement to sell all of its issued and outstanding shares of SagaX Inc. (“SagaX”), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser").  Dr. Dov Shimon is a director of each of, SagaX and the Purchaser, and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser. The Company sold SagaX due to its inability to meet certain previously established performance objectives.

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

10.	Sale of SagaX, Inc. (continued)

The Company has reported SagaX’s results of operations as discontinued operations for all periods presented which consist of the following:

	Period from
	inception
	(January 20,
	1999) to	Years ended May 31,
	May 31, 2008	2008	2007

Revenue	$-	$-	$-

Research and development	1,780,542	327,071	624,710
General and administrative	892,181	273,884	404,873
Total expenses	2,672,723	600,955	1,029,583
Loss before provision for income taxes from discontinued operations	(2,672,723)	(600,955)	(1,029,583)
Provision for income taxes	-	-	-
Net loss from discontinued operations	(2,672,723)	(600,955)	(1,029,583)
Gain on sale of SagaX	68,532	68,532	-
Loss from discontinued operations	$(2,604,191)	$(532,423)	$(1,029,583)

Upon Closing and May 31, 2007, the carrying value of SagaX’s assets and liabilities were as follows:

	Closing	May 31, 2007
Assets
Cash	$48,802	$354,344
Prepaid expenses	48,868	39,249
Total current assets	97,670	393,593
Property and equipment, net	51,760	58,573
Total assets	$149,430	$452,166

Liabilities
Accounts payable and accrued liabilities	$217,962	$154,742

As a result of the assets transferred to and liabilities assumed by the Purchaser, the Company recognized a gain of the disposal of SagaX of $68,532. The income tax effect of this transaction was nominal and no provision has been recorded. The net operating loss carryforwards attributable to SagaX have been reflected in our income tax asset and the corresponding valuation allowance.

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

The parent Company is subject to income taxes in the United States while its subsidiaries are subject to income taxes in Canada and India.  U.S. federal net operating loss carryforwards of approximately $29,239,000, if not utilized to offset taxable income in future periods, expire between 2021 and 2027. Use of the net operating loss carryforwards is subject to the U.S. taxation authorities’ acceptance of the Company’s tax returns. Canadian net operating loss carryforwards of approximately $5,395,000, if not utilized to offset taxable income in future periods, expire between the years 2009 and 2027, and Indian net operating loss carryforwards of approximately $1,479,000, if not utilized to offset taxable income in future periods, expire at the earliest in 2015. Canadian undeducted scientific research and experimental development (“SRED”) expenditures of approximately $7,371,000 can be carried forward indefinitely to offset future taxable income. In addition, Canadian non-refundable SRED investment tax credits of approximately $2,786,000, if not utilized to reduce Canadian taxes payable in future periods, expire between the years 2009 and 2027.

The following is a reconciliation between the expected and actual income tax benefits using the applicable average statutory income tax rate of 34% for the years ended May 31:

	2008	2007
Income tax benefit at statutory rate	$(4,513,000)	$(3,561,000)
Foreign rate differential	28,000	46,000
Temporary and permanent differences, net	1,684,000	821,000
Change in prior year net operating losses	673,000	-
Change in valuation allowance	1,881,000	2,667,000
	$(247,000)	$(27,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities were as follows at May 31:

Deferred income tax assets:
	2008	2007
Tax benefit relating to net operating loss and capital loss carryforwards, undeducted SRED expenditures and SRED investment tax credit carryforwards	$16,084,000	$14,100,000
Plant and equipment	(23,000)	80,000
Valuation allowance	(16,061,000)	(14,180,000)
	$-	$-

Deferred income tax liability:
	2008	2007
CE Mark license	$(50,000)	$(297,000)
Deferred income tax liability	$(50,000)	$(297,000)
Net deferred income tax liability	$(50,000)	$(297,000)

Future utilization of the loss carryforward in the U.S. is subject to certain limitations under the provisions of the Internal Revenue Code, including limitations subject to Section 382.  It is likely that a prior ownership change has occurred and the losses will be limited in their ability to offset future income.

12.	Termination of the Proposed Acquisition of Vascore Medical (Suzhou) Co., Ltd.

In light of the Company’s inability to complete its final due diligence and satisfy all remaining conditions precedent to the proposed closing of the terms and conditions of that previously disclosed equity transfer agreement, dated for reference effective on September 5, 2006, as previously entered into among the Company, each of Chimex Hongkong Incorporated Limited and Vascore Scientific Co., Ltd. (collectively, the “Vendors”) and Vascore Medical (Suzhou) Co., Ltd. (“Vascore Medical”), the Company terminated the Equity Transfer Agreement to acquire the various equity interests and shareholders’ loans of Vascore Medical from the Vendors effective as at August 31, 2007 (the “Termination”). As a consequence, the Company has informed each of the Vendors and Vascore Medical of the Termination and thereby requested that any previous government approved ownership and Board appointments to Vascore Medical be immediately reverted to the direction of the Vendors.

In October 2007, the Company and certain senior officers and directors were served with summons and complaint documents for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the Termination. The Company learned on May 20, 2008 that, by orders dated March 31, 2008, the New York state court dismissed all the claims against the Company and its subject officers and directors for lack of personal jurisdiction. The Vendors have not filed a notice of appeal to protect their ability to appeal the order.

13.	Related Party Transactions

The related party transactions not disclosed elsewhere in these financial statements are disclosed as follows.  These transactions, recorded at exchange amounts agreed to by all parties.

During the years ended May 31, 2008 and 2007, the Company paid or accrued $1,105,136 (2007 - $842,212) of management and consulting fees to three directors and three officers of the Company.  Of this amount, $372,487 (2007 - $160,490) was charged to research and development. Included in accounts payable is $65,227 at May 31, 2008 (2007 - $50,000).

Included in the amount of $2,317,185 is the accrued amount of $958,233 included in common stock issuable due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement as follows:

The Company and Biosync entered into an executive services agreement with the principal vendor, being Mr. Rajesh Vaishnav, on February 16, 2007.  Mr. Vaishnav will assume the position of Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus monthly allowance of $500, (ii) stock options of up to 100,000 common shares at an exercise price of $6.00 for a period of not less than ten years from the date of grant and, (iii) an aggregate of up to 400,000 common shares with an issuance price of $6.60.  Of the 400,000 common shares, 250,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 75,000 common shares were issued upon receiving the CE Mark License, and the other 150,000 common shares to be given in four equal installments over the two-year term of the agreement.  Installments of 37,500 common shares were issued on September 28, 2007 and February 19, 2008.  The fair value of the stock options are treated as stock-based compensation expenses and amortized over the service period.

At May 31, 2008, amounts due from the employees of a subsidiary of the Company totaled $6,761 (2007 - $34,775).  These amounts are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

On August 31, 2007, the $100,000 related party loan due to the Company’s then Chief Executive Officer was fully repaid.

14.	Other Commitments and Contingencies

(a)	The Company has obligations under a long-term premises lease that expire in December 2010. The approximate aggregate minimum rent payments for the years ending May 31 are as follows:

2009	$114,135
2010	114,135
2011	66,579
$294,848

The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404.  At May 31, 2008, this amount was recorded as a deferred lease inducement with a current portion of $8,081 (2007 - $8,081) and long-term portion of $11,448 (2007 - $19,529) and is being amortized over the term of the lease.  During the year ended May 31, 2008, amortization of $8,081 (2007 - $8,081) was recorded as a reduction of rent expense in the statement of operations. Rent expense for the year ended May 31, 2008 was $186,462 (2007 - $155,519). Of this amount, $98,342 (2007 – Nil) was charged to research and development during the year ended May 31, 2008.

(b)
On November 18, 2002, a lawsuit against the Company was filed in the Supreme Court of British Columbia.  The statement of claim, arising from a settlement agreement dated September 14, 2001, seeks the exchange of 319,240 common shares of the Company for 3,192,399 shares in the capital of one of the Company’s subsidiaries or, alternatively, damages and costs.

The Company and M-I Vascular Innovations, Inc. (“M-I”) attended a court hearing in chambers during April 2003 on a summary trial application by the plaintiff for an order for a declaration of specific performance that the plaintiff is entitled to an exchange of 3,192,399 common shares of M-I for 319,240 common shares of the Company pursuant to the settlement agreement entered into on September 14, 2001.  The plaintiff was granted the relief sought at the summary trial and the Company was ordered to perform the share exchange.

On May 16, 2003, the Company delivered a Take-Over Bid Circular (the “Circular”) to the plaintiff, offering to exchange its common shares of M-I for shares in the Company pursuant to British Columbia securities laws and regulations.  In late May 2003, after the judgment was received, the Company asked the plaintiff to submit its M-I share certificates and fill in the required forms pursuant to the Circular, so that the Company could comply with the judgment and exchange its shares in accordance with British Columbia securities laws and regulations.

On December 29, 2004, the Company issued 319,240 common shares to exchange for 3,192,399 common shares of M-I. These shares were issued to comply with an order of the Supreme Court of British Columbia dated May 20, 2003.  On May 26, 2005, the Company issued 1,700 common shares to exchange for 17,000 common shares of M-I.

In a counterclaim filed in the Supreme Court of British Columbia, the Company continues to dispute the plaintiff’s entitlement to the 3,192,399 M-I shares and any Company shares that he may received pursuant to court order.

No gain or loss provisions have been provided as of May 31, 2008 as the outcome of this legal proceeding remains uncertain at this time.

15.  General and Administrative Expenses

General and administrative expenses consisted of the following for the years ended May 31:

	2008	2007
Management fees	$2,947,615	$2,533,989
Professional fees	1,070,343	652,420
Public relations, financing and corporate development	854,823	1,232,515
Consulting	448,903	457,199
Depreciation	57,084	57,162
Other operating expenses	1,840,716	1,319,219
	$7,219,484	$6,252,504

During the year ended May 31, 2008, general and administrative expenses include $14,827 (2007 – $129,070) and $27,692 (2007 – $132,045) of amortized deferred compensation in public relations and consulting, respectively. Included in general and administrative expenses are stock-based compensation charges of $382,890 and $281,012 (2007 - $799,436 and $224,738) related to options granted and extended, respectively, to administrative personnel.

16.	Segmented Information

The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

The following is a summary of the Company’s geographical information as of and for the years ended May 31, 2008 and 2007:
	Canada	India	Discontinued Operations	Total
2008
Net sales	$-	$1,105,681	$-	$1,105,681
Gross loss	-	153,469	-	153,469
Depreciation and amortization	145,687	432,483	7,750	585,920
Net loss	11,542,816	1,510,131	600,955	13,653,902

As of May 31, 2008
Total assets	1,915,662	3,497,450	-	5,413,112
Additions to property and equipment	267,294	839,468	937	1,107,699
CE Mark license	-	1,237,701	-	1,237,701

2007
Net sales	$-	$191,490	$-	$191,490
Gross profit	-	44,350	-	44,350
Depreciation and amortization	103,827	73,416	12,389	189,632
Net loss	9,279,254	190,634	1,029,583	10,499,471

As of May 31, 2007
Total assets	2,082,113	1,712,686	452,166	4,246,965
Additions to property and equipment	197,998	211,893	32,117	442,008
CE Mark license	-	1,389,279	-	1,389,279

During the year ended May 31, 2008, sales to three customers accounted for approximately 59%, 20% and 19% of total revenues, respectively. During the year ended May 31, 2007, one customer accounted for approximately 92% of total revenues.

17.  Subsequent Events

On August 15, 2008, the Company entered into a promissory note with its Chairman. The principal loan balance is CAD$76,000 ($75,268) and bears interest at 12% per annum. The loan is unsecured and becomes due on October 14, 2008.