Form 10-Q
period 2008-08-31
MIV THERAPEUTICS INC
filed 2008-10-21
CIK 1083011

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

         For the transition period from _____ to _____

                        COMMISSION FILE NUMBER: 000-30453

                              MIV Therapeutics, Inc
                              ---------------------
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

Number of shares of common stock outstanding as of September 30, 2008:
12,297,327

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Financial Statements

August 31, 2008
(Unaudited)






INDEX
-----

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Balance Sheets
(Unaudited)
Expressed in U.S. Dollars
-------------------------------------------------------------------------------------------
                                                             August 31, 2008   May 31, 2008
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $     16,449    $  1,180,380
  Accounts receivable                                                92,426          57,228
  Employee advances (Note 10)                                         3,368           6,761
  Prepaid expenses (Note 3)                                         170,739         321,811
  Inventories (Note 4)                                              597,803         630,127
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                880,785       2,196,307
PROPERTY AND EQUIPMENT, net (Note 6)                              1,820,699       1,933,180
CE MARK LICENSE, net (Note 7)                                     1,202,169       1,237,701
DEPOSITS AND OTHER ASSETS                                            43,233          45,924
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $  3,946,886    $  5,413,112
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
  Accounts payable and other payables (Note 10)                $  2,145,710    $    828,447
  Related party loan (Note 10)                                       96,410              --
  Deferred lease inducement - current portion (Note 11 (a))           8,081           8,081
-------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         2,250,201         836,528
DEFERRED LEASE INDUCEMENT (Note 11 (a))                               9,428          11,448
DEFERRED INCOME TAX LIABILITY                                            --          50,000
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 2,259,629         897,976
-------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 9 and 11)

STOCKHOLDERS' EQUITY
  Common stock (Note 8)
    Authorized:
      20,000,000 preferred shares with a par value of $0.001
      48,000,000 common shares with a par value of $0.001
    Issued and outstanding:
      11,587,489 common shares at August 31, 2008 and
      11,361,377 common shares at May 31, 2008                       11,587          11,361
  Additional paid-in capital                                     59,914,268      59,068,451
  Deferred compensation                                            (108,872)        (95,924)
  Common stock issuable                                             884,329         988,233
  Deficit accumulated during the development stage              (58,817,387)    (55,260,317)
  Accumulated other comprehensive loss                             (196,668)       (196,668)
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        1,687,257       4,515,136
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  3,946,886    $  5,413,112
===========================================================================================

The accompanying notes are in integral part of these consolidated financial statements.







MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Dollars
--------------------------------------------------------------------------------------------------
                                                      Period from
                                                       inception
                                                   (January 20, 1999)    Three months ended
                                                      to August 31,           August 31,
                                                           2008          2008             2007
--------------------------------------------------------------------------------------------------

REVENUE                                               $  1,482,434    $    185,263    $    301,610
COST OF SALES (exclusive of amortization of CE Mark
   license shown below)                                  1,560,283         153,993         238,523
--------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                        (77,849)         31,270          63,087
--------------------------------------------------------------------------------------------------

EXPENSES
  General and administrative (Note 12)                  36,683,272       2,156,745       1,801,278
  Research and development                              17,682,455       1,473,942       1,149,761
  Interest expense and finance fees                      1,236,936           6,641          22,027
  Amortization of CE Mark license                          219,114          35,532          44,982
  Licenses acquired charged to operations                  479,780              --              --
  Finance cost on convertible debentures                   382,307              --              --
  Purchased in-process research
       and development                                   2,205,013              --              --
--------------------------------------------------------------------------------------------------
                                                        58,888,877       3,672,860       3,018,048
--------------------------------------------------------------------------------------------------
                                                       (58,966,726)     (3,641,590)     (2,954,961)
LOSS FROM OPERATIONS
INTEREST INCOME                                            330,218           3,606          54,835
GAIN (LOSS) ON FOREIGN EXCHANGE                            (13,424)         30,914           3,957
MINORITY INTEREST SHARE OF LOSS                            806,310              --              --
GAIN ON EXTINGUISHMENT OF DEBT                             462,249              --              --
--------------------------------------------------------------------------------------------------
LOSS BEFORE DEFERRED INCOME TAX RECOVERY               (57,381,373)     (3,607,070)     (2,896,169)
DEFERRED INCOME TAX RECOVERY                               324,000          50,000          48,000
--------------------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                        (57,057,373)     (3,557,070)     (2,848,169)
LOSS FROM DISCONTINUED OPERATIONS                       (2,672,723)             --        (286,483)
GAIN ON SALE OF DISCONTINUED OPERATIONS                     68,532              --              --
--------------------------------------------------------------------------------------------------
NET LOSS                                               (59,661,564)     (3,557,070)     (3,134,652)
OTHER COMPREHENSIVE LOSS
  Foreign currency translation                            (196,668)             --              --
--------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS                                    $(59,858,232)   $ (3,557,070)   $ (3,134,652)
==================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE
  - continuing operations                             $     (13.31)   $      (0.31)   $      (0.33)
  - discontinued operations                                  (0.62)             --           (0.03)
--------------------------------------------------------------------------------------------------
  - NET LOSS                                          $     (13.93)   $      (0.31)   $      (0.36)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - basic and diluted                                    4,287,689      11,432,138       8,692,860
==================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.






MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
Expressed in U.S. Dollars
----------------------------------------------------------------------------------------------------------------------


                                                  Common Stock            Additional                       Common
                                           ---------------------------     Paid-in        Deferred         Stock
                                              Shares         Amount        Capital      Compensation      Issuable
----------------------------------------------------------------------------------------------------------------------

Balance, May 31, 2008                        11,361,377   $     11,361   $ 59,068,451   $    (95,924)   $    988,233
Additional shares issued from
  10:1 share consolidation                          131             --             --             --              --
Issuance of common stock:
   - for services                               225,981            226        561,274        (99,000)       (103,904)
Fair value of vested stock option grants             --             --        228,543             --              --
Fair value of granted warrants                       --             --         47,800             --              --
Fair value of extended warrants                      --             --          8,200             --              --
Amortization of deferred compensation                --             --             --         86,052              --
Comprehensive loss:
  Net loss                                           --             --             --             --              --
----------------------------------------------------------------------------------------------------------------------

BALANCE, August 31, 2008                     11,587,489   $     11,587   $ 59,914,268   $   (108,872)   $    884,329
======================================================================================================================




----------------------------------------------------------------------------------------
                                                              Deficit
                                             Accumulated    Accumulated
                                               Other        During the
                                            Comprehensive   Development
                                                Loss           Stage           Total
----------------------------------------------------------------------------------------

Balance, May 31, 2008                       $   (196,668)   $(55,260,317)   $  4,515,136
Additional shares issued from
  10:1 share consolidation                            --              --              --
Issuance of common stock:
   - for services                                     --              --         358,596
Fair value of vested stock option grants              --              --         228,543
Fair value of granted warrants                        --              --          47,800
Fair value of extended warrants                       --              --           8,200
Amortization of deferred compensation                 --              --          86,052
Comprehensive loss:
  Net loss                                            --      (3,557,070)     (3,557,070)
----------------------------------------------------------------------------------------

BALANCE, August 31, 2008                    $   (196,668)   $(58,817,387)   $  1,687,257
========================================================================================





The accompanying notes are in integral part of these consolidated financial statements.






MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
Expressed in U.S. Dollars
-------------------------------------------------------------------------------------------------------------
                                                                 Period from
                                                                  inception
                                                                 (January 20,
                                                                    1999) to         Three months ended
                                                                   August 31,             August 31,
                                                                     2008            2008            2007
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                            $(57,057,373)   $ (3,557,070)   $ (2,848,169)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
      Stock-based compensation                                     13,550,418         314,595         377,187
      Stock issued for other than cash                              7,568,142         358,596         354,063
      Depreciation and amortization                                 1,809,848         159,565         119,910
      Deferred income tax recovery                                   (324,000)        (50,000)        (48,000)
      Fair value of extended warrants                                 482,327           8,200              --
      Fair value of granted warrants                                   64,205          47,800          16,405
      Interest expense on related party loan                          850,000              --              --
      Interest expense on convertible debentures                       34,730              --              --
      Leasehold improvements written down                              13,300              --              --
      Purchased in-process research and development                 2,125,013              --              --
      Intangible asset impairment                                     150,000              --              --
      Gain on extinguishment of debt                                 (462,249)             --              --
      Provision for bad debt                                          160,000              --              --
      Beneficial conversion feature on convertible debenture          289,800              --              --
      Minority interest                                              (806,310)             --              --
  Changes in operating assets and liabilities:
      Accounts receivable                                            (303,506)        (35,198)        (83,401)
      Due from related party                                           (3,368)          3,393           6,303
      Prepaid expenses                                                (45,728)        151,072          89,342
      Inventories                                                    (353,001)         32,324        (138,023)
      Deposits and other assets                                       (43,233)          2,691              --
      Accounts payable and other payables                           2,024,251       1,315,243        (161,041)
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                             (30,276,734)     (1,248,789)     (2,315,424)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, less share issuance costs              33,633,250              --      11,916,977
  Proceeds from (repayments of) loan payable                          946,410          96,410        (525,000)
  Due to related parties                                              500,000              --        (100,000)
  Subscriptions received                                            1,389,310              --              --
  Cash acquired in reverse acquisition                                 13,824              --              --
  Proceeds from convertible debentures                                755,000              --              --
  Common stock redemption                                            (120,000)             --              --
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                          37,117,794          96,410      11,291,977
=============================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.







MIV THERAPEUTICS, INC.
(A development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Expressed in U.S. Dollars
------------------------------------------------------------------------------------------------------------------
                                                                         Period from
                                                                         inception
                                                                        (January 20,
                                                                           1999) to       Three months ended
                                                                          August 31,           August 31,
                                                                            2008           2008            2007
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (2,641,388)       (11,552)      (205,927)
  Pre-acquisition advances to Biosync                                       (121,870)            --             --
  Acquisition of Biosync, net of cash acquired                            (1,415,885)            --             --
  Cash acquired on acquisition of Biosync                                     17,557             --             --
  Cash transferred on disposition of SagaX                                   (48,802)            --             --
  Acquisition of license                                                    (200,000)            --             --
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (4,410,388)       (11,552)      (205,927)
------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) continuing operations                       2,430,672     (1,163,931)     8,770,626
Cash flows from discontinued operating activities                         (2,099,724)            --       (242,109)
Cash flows from discontinued investing activities                            (75,515)            --           (937)
Foreign exchange effect on cash                                             (238,984)            --             --
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          16,449     (1,163,931)     8,527,580

CASH AND CASH EQUIVALENTS, beginning of period
   Continuing operations                                                          --      1,180,380        119,075
   Discontinued operations                                                        --             --        354,344
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $    16,449    $    16,449    $ 9,000,999
==================================================================================================================

 Ending cash and cash equivalents consists of the following:
  Continuing operations                                                  $    16,449    $    16,449    $ 8,889,701
  Discontinued operations                                                         --             --        111,298
------------------------------------------------------------------------------------------------------------------
Total                                                                    $    16,449    $    16,449    $ 9,000,999
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $    75,993    $       842    $     5,656
   Cash paid for income taxes                                                     --             --             --
==================================================================================================================

   Schedule of non-cash investing and financing activities:
     Debt settlement with shares                                         $   621,375    $        --    $        --
     Conversion of convertible debentures and accrued interest
       to common shares                                                      740,810             --             --
     Shares issued for finders' fees                                         387,468             --             --
==================================================================================================================


The accompanying notes are in integral part of these consolidated financial statements.


MIV THERAPEUTICS, INC.
(A development stage company)
Notes to Consolidated Financial Statements
February 29, 2008
(Unaudited)
Expressed in U.S. Dollars

1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive loss, stockholders' equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics, Inc. (the "Company"), at August 31, 2008, and the results of operations and cash flows for the interim period ended August 31, 2008. Operating results of this interim period is not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2009.

      The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles using the same accounting policies and methods of application as those disclosed in Note 2 to the Company's annual consolidated financial statements for the year ended May 31, 2008 except as disclosed in Note 2 and accordingly should be read in conjunction with the Company's annual consolidated financial statements for the year ended May 31, 2008.

      Since inception, the Company has suffered recurring losses, totaling $59,661,564 as of August 31, 2008. To date, management has been able to finance the Company's operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to monitor and control the Company's operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these plans. The Company anticipates that losses will continue until such time, if ever, as the Company is able to generate sufficient revenues to support its operations. The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. In an attempt to conserve cash, the Company has made efforts to reduce or eliminate certain overhead costs and anticipates that certain of its liabilities can be settled by the issuance of common shares. Additionally, certain members of the Company's management have deferred receipt of salaries and fees. These amounts may also be settled with the issuance of restricted shares if funds do not become available. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

      Reclassifications

      Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or loss per common share.

2.    ACCOUNTING POLICY CHANGE AND NEW ACCOUNTING PRONOUNCEMENTS

      (a) Adoption of New Accounting Policy

      In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

      The Company adopted the provisions of SFAS No. 159 on June 1, 2007. The adoption of SFAS No. 159 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

      (b) New Accounting Pronouncements

      In May 2008, FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

      In March 2008, FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on its consolidated results of operations or financial position.

      In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157, "Fair Value Measurements", for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

      In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.51". This Statement establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on its consolidated results of operations or financial position.

      In December 2007, FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company's next fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after May 31, 2009.

3.    PREPAID EXPENSES

      Prepaid expenses consisted of the following at:

                                                       August 31,     May 31,
                                                         2008           2008
                                                      -----------   -----------
      Prepayment to suppliers                         $   128,261   $   284,968
      Other prepaid expenses                               42,478        36,843
                                                      -----------   -----------
                                                      $   170,739   $   321,811
                                                      ===========   ===========

4.    INVENTORIES

      Inventories consisted of the following at:

                                                       August 31,     May 31,
                                                         2008           2008
                                                      -----------   -----------
      Raw materials                                   $   380,732   $   402,991
      Packing materials                                    15,658        20,140
      Work-in-process                                      39,796       100,421
      Finished goods                                      161,617       106,575
                                                      -----------   -----------
                                                      $   597,803   $   630,127
                                                      ===========   ===========

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

            The Company obtained financial support of up to CAD$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of August 31, 2008, the Company had received CAD$265,791 ($268,555) from IRAP.

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

6.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at:


                                                       August 31,    May 31,
                                                         2008          2008
                                                      -----------   -----------
      Laboratory equipment                            $ 2,549,976   $ 2,540,643
      Furniture and fixtures                              261,165       261,165
      Land                                                260,784       260,784
      Computer equipment                                  243,202       240,983
      Building                                            175,011       175,011
      Leasehold improvements                               49,158        49,158
                                                      -----------   -----------
                                                        3,539,296     3,527,744
      Less:  accumulated depreciation                   1,718,597     1,594,564
                                                      -----------   -----------
                                                      $ 1,820,699   $ 1,933,180
                                                      ===========   ===========

      Depreciation expense for the three months ended August 31, 2008 was $124,033 (2007-$74,928).

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

      The following is a summary of the amortization of the CE Mark license at August 31, 2008:

      CE Mark license                                       $    1,421,283
      Less:  accumulated amortization                              219,114
                                                            --------------
                                                            $    1,202,169
                                                            ==============

8.    STOCKHOLDERS' EQUITY

      (a)   Common Stock

            (i) On June 16, 2008, the Company's board of directors unanimously approved a 1-for-10 reverse stock split of the company's issued and outstanding common shares. The share consolidation became effective on June 30, 2008. On that same date, the Company's authorized capital stock of 500,000,000 shares, consisting of 480,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share, was reduced to 68,000,000 shares, consisting of 48,000,000 common shares with par value of $0.001 per share and 20,000,000 preferred shares with par value of $0.001 per share. All references to share data, included warrants and stock options, presented in these financial statements reflect the reverse stock split.

            (ii) During the three months ended August 31, 2008, the Company issued an aggregate of 188,481 (2007 - 1,476) common shares for research and development, and consulting services with a fair value of $314,000 (2007 - $8,853). Of these shares, 22,599 were recorded as common stock issuable at May 31, 2008. In addition, 37,500 common shares were issued to the principal vendor of Biosync in accordance with his executive services agreement (Note 10).

            (iii) In September 2003, the Company placed 600,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 3,000 common shares per month over a ten month period, assuming the maximum offering of up to 1,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. At May 31, 2008, 250,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes. However, the Company's management has established a plan by which the Reg S shares will be returned to treasury in exchange for one common share. Management expects that share exchange will be completed by the end of the 2009 fiscal year.

      (b)   Warrants

      The following table summarizes information about the warrants issued by the Company. All regular warrants, and Series A and C warrants are exercisable on a one-for-one basis into common shares.

                                                                      Weighted
                                                      Number of        average
                                                        shares       exer. price
                                                    --------------- ------------

      Balance, May 31, 2008 - Regular                   3,680,130      $ 6.11
      Balance, May 31, 2008 - Series "A"                  109,213        6.60
      Balance, May 31, 2008 - Series "C"                   11,932        6.60
                                                    --------------- ------------

      Balance, May 31, 2008                             3,801,275        6.13
                                                    --------------- ------------

      Regular:
          Issued - consulting services                     50,000        2.20
                                                    --------------- ------------

      Balance, August 31, 2008 - Regular                3,730,130        6.06
      Balance, August 31, 2008 - Series "A"               109,213        6.60
      Balance, August 31, 2008 - Series "C"                11,932        6.60
                                                    --------------- ------------

      Balance, August 31, 2008                          3,851,275      $ 6.08
                                                    =============== ============

            During the three months ended August 31, 2008, the board of directors approved an extension to the expiry date of 87,000 warrants. The incremental fair value of the extended warrants was $8,200 and was charged to operations. The weighted average assumptions used in the Black-Scholes model were: volatility:
            87.12%, discount rate: 2.25%, dividend: nil and expected life of one year.

            In July 2008, the Company issued 50,000 warrants to a consultant to assist the Company with entering into an equity or debt financing arrangement. The warrants have an exercise price of $2.20 and expire on July 17, 2011. The warrants had an estimated fair value of $47,800 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 92.3%, discount rate: 2.97%, dividend: nil and expected life of 3 years.

      (c)   Stock Options

            The Company's incentive stock options plan provides for the grant of incentive stock options for up to 4,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of August 31, 2008, 718,590 options remain available under the plans.

            During the three months ended August 31, 2008, the Company granted 5,000 stock options to an employee of the Company. Each option entitles its holder to acquire one common share of the Company at a price of $3.00 per share, vests over a specified time and expires in five years from date of grant.

            The following weighted average assumptions were used in determining stock-based compensation costs under the Black-Scholes option pricing model:

                                                           Three months ended
                                                              August 31,
                                                           2008          2007
                                                       -----------   -----------
            Expected volatility                           106.30%       122.66%
            Risk-free interest rate                         3.73%         4.57%
            Expected life (years)                            5.0           5.0
            Dividend yield                                   Nil           Nil
            Weighted average fair value of
              options granted                            $  1.48       $  3.49
                                                       ===========   ===========

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

            A summary of the weighted average fair value of stock options granted during the three months ended August 31, 2008 is as follows:

                                                                ----------------- ---------------- -----------------
                                                                                     Weighted
                                                                   Number of          average      Weighted average
                                                                    options         exer. price       fair value
                                                                ----------------- ---------------- -----------------
            Exercise price equals market price at
              grant date:                                                   -        $   Nil           $   Nil
            Exercise price less than market price at
              grant date:                                                   -        $   Nil           $   Nil

            Exercise price greater than market price
              at grant date:                                           5,000         $  3.00           $  1.48
                                                                ================= ================ =================

      A summary of stock option information for the three months ended August 31, 2008 is as follows:

                                                                ----------------- ---------------- -----------------
                                                                                     Weighted
                                                                                      average         Aggregate
                                                                      Shares        exer. price    intrinsic value
                                                                ----------------- ---------------- -----------------
      Options outstanding at May 31, 2008                              3,088,980       $ 5.09
      Options granted                                                      5,000         3.00
      Options expired or forfeited                                       (1,570)         6.26
                                                                ----------------- ---------------- -----------------
      Options outstanding at August 31, 2008                           3,092,410       $ 5.09         $   1,634,500
                                                                ================= ================ =================
      Exercisable at August 31, 2008                                   2,452,800       $ 4.97         $   1,617,500
                                                                ================= ================ =================

      The following summarizes information about the stock options outstanding and exercisable at August 31, 2008:

                                    Options Outstanding                                   Options Exercisable
           ----------------------------------------------------------------------- ----------------------------------
           ------------------ -------------------- --------------- --------------- ----------------- ----------------
               Range of        Number of Options      Average         Weighted        Number of         Weighted
                                                     Remaining
                                                    Contractual       Average          Options           Average
            Exercise Price        Outstanding       Life (year)    Exercise Price    Exercisable     Exercise Price
           ------------------ -------------------- --------------- --------------- ----------------- ----------------
                 $1.70                  70,000          4.31                              70,000
                 $2.00                 110,000          1.46                             110,000
                 $2.10                  50,000          3.73                              50,000
                 $3.00                 177,000          1.67                             154,500
                 $4.00                 381,500          2.71                             381,500
                 $5.00                  85,000          3.02                              51,667
                 $5.50               1,312,181          5.34                             819,731
                 $6.00                 695,000          4.97                             657,500
                 $6.20                  30,000          3.74                              18,000
                 $6.40                   5,000          2.92                               5,000
                 $6.50                 137,729          3.76                              95,902
                 $6.70                  10,000          2.79                              10,000
                 $7.50                  20,000          2.65                              20,000
                 $8.00                   9,000          2.06                               9,000
           -----------------------------------------------------                 -------------------
              $1.70-$8.00            3,092,410          4.35           $5.09           2,452,800          $4.97
           ==========================================================================================================

      Stock-based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

            Compensation cost during the three months ended August 31, 2008 related to the vesting of stock options granted to employees was charged to operations at the awards' fair value of $228,543(2007 - $246,713). At August 31, 2008, there was approximately $970,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of 18 months.

            The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $Nil and $90,100 for the three months ended August 31, 2008 and 2007, respectively, determined at the date of option exercise.

            During the three months ended August 31, 2008, $115,245 (2007 - $145,064) of stock-based compensation pertains to options granted to research and development personnel.

9.    TERMINATION OF THE PROPOSED ACQUISITION OF VASCORE MEDICAL (SUZHOU) CO.,
      LTD.

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

      In October 2007, the Company and certain senior officers and directors were served with summons and complaint documents for an action in New York state court alleging breach of contract, fraud, fraudulent concealment, negligent misrepresentation, unjust enrichment and conspiracy claims in connection with the Termination. The Company learned on May 20, 2008 that, by orders dated March 31, 2008, the New York state court dismissed all the claims against the Company and its subject officers and directors for lack of personal jurisdiction. The Vendors filed a notice of appeal to protect their ability to appeal the order; however, they have not perfected that appeal and there is no briefing schedule as of the release of these financial statements.

10.   RELATED PARTY TRANSACTIONS

      The related party transactions not disclosed elsewhere in these financial statements are disclosed as follows. These transactions, recorded at exchange amounts agreed to by all parties.

      During the three months ended August 31, 2008, the Company paid or accrued $425,934 (2007 - $632,704) of management and consulting fees to its executive officers and directors. Of this amount, $81,743 (2007 - $39,761) was allocated to research and development expense. Included in accounts payable is $102,832 at August 31, 2008 (May 31, 2008 - $65,227).

      Included in the amount of $425,934 is the accrued amount of $129,221 due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement as follows:

            The Company and Biosync entered into an executive services agreement with the principal vendor, being Mr. Rajesh Vaishnav, on February 16, 2007. Mr. Vaishnav will assume the position of Chief Operating Officer and President of Biosync under such commercially competitive compensation terms which will include, but not limited to, (i) a monthly fee of $12,000 plus monthly allowance of $500, (ii) stock options of up to 100,000 common shares at an exercise price of $6.00 for a period of not less than ten years from the date of grant and,
            (iii) an aggregate of up to 400,000 common shares with an issuance price of $6.60. Of the 400,000 common shares, 250,000 will be based on the achievement of certain milestones as outlined in the agreement, of which 75,000 common shares were issued upon receiving the CE Mark License, and the other 150,000 common shares to be given in four equal installments over the two-year term of the agreement. Installments of 37,500 common shares were issued on September 28, 2007, February 19, 2008 and August 22, 2008.

      At August 31, 2008, amounts due from the employees of Biosync totaled $3,368 (May 31, 2008 - $6,761). These amounts are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages.

      During the quarter ended August 31, 2008, the Company signed two promissory notes with its Chairman totaling $96,410 ($102,000CAD). The promissory notes are unsecured, bear interest at 12% per annum and expire on October 14 and 28, 2008, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      (a) The Company has obligations under a long-term premises lease that expire in December 2010. The approximate aggregate minimum rent payments for the annual periods ending August 31 are as follows:

            2009                                                $      120,447
            2010                                                       120,447
            2011                                                        40,149
                                                                --------------
                                                                $      281,043
                                                                ==============

            The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. At August 31, 2008, this amount was recorded as a deferred lease inducement with a current portion of $8,081 (May 31, 2008 - $8,081) and long-term portion of $9,428 (May 31, 2008 -
            $11,448) and is being amortized over the term of the lease. During the three months ended August 31, 2008, amortization of $2,020 (2007
            - $2,020) was recorded as a reduction of rent expense in the statement of operations. Rent expense for the three months ended August 31, 2008 was $46,411 (2007 - $44,505). Of this amount,
            $29,301 (2007 - $26,477) was allocated to research and development expense during the same period.

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

            No gain or loss provisions have been provided as of August 31, 2008 as the outcome of this legal proceeding is uncertain at this time.

12.   GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consisted of the following:

                                                          Three months ended
                                                             August 31,
                                                         2008           2007
                                                      -----------   -----------
      Public relations, financing and corporate
        development                                   $   948,890   $   238,699
      Management fees                                     399,880       652,726
      Legal                                               166,142        98,822
      Audit                                               152,159       243,337
      Consulting                                          101,506       106,126
      Operating expenses                                  388,168       461,568
                                                      -----------   -----------
                                                      $ 2,156,745   $ 1,801,278
                                                      ===========   ===========

      During the three months ended August 31, 2008, general and administrative expenses include $49,500 (2007 - $7,940) and $Nil (2007 - $84,464) of amortized deferred compensation in public relations and consulting, respectively. Included in general and administrative expenses are stock-based compensation charges of $34,505 (2007 - $101,649) related to options granted to administrative personnel.

13.   SEGMENTED INFORMATION

      The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

      The following is a summary of the Company's geographical information as of August 31, 2008 and for the three months ended August 31, 2008 and 2007:

                                                                                         Discontinued
                                                         Canada            India          Operations          Total
                                                      --------------    ------------    ---------------   -------------
THREE MONTHS ENDED AUGUST 31, 2008
Net revenue                                            $           -    $    185,263    $             -   $     185,263
Gross profit                                                       -          31,270                  -          31,270
Depreciation and amortization                                 36,374         123,191                  -         159,565
Net loss                                                   3,061,965         495,105                  -       3,557,070

AS OF AUGUST 31, 2008
Total assets                                               1,899,257       2,047,629                  -       3,946,886
Additions to property and equipment                                -          11,552                  -          11,552
CE Mark license                                                    -       1,202,169                  -       1,202,169

THREE MONTHS ENDED AUGUST 31, 2007
Net revenue                                                        -         301,610                  -         301,610
Gross profit                                                       -          63,087                  -          63,087
Depreciation and amortization                                 29,529          90,381              3,871         123,781
Net loss                                                   2,588,381         259,788            286,483       3,134,652


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

OVERVIEW

The following discusses the Company's financial condition and results of operations for the three months ended August 31, 2008 based upon the Company's unaudited interim consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report, which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other financial information included in the Company's Form 10-K for our fiscal year ended May 31, 2008.

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

Recent Developments

NOVEMBER 2007 SALE OF SAGAX

On November 13, 2007, we entered into a definitive share purchase agreement to sell all of our issued and outstanding shares of SagaX Inc. ("SagaX"), its wholly-owned subsidiary, to Shimoco, LLC ("Purchaser"). Dr. Dov Shimon, a former director of MIV, is a director of each of, SagaX and the Purchaser, founded and has been serving as the chief executive officer of SagaX since inception and is the owner and manager of the Purchaser. We sold SagaX due to the inability of SagaX to meet certain previously established performance objectives.

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

Effective on the execution date of the purchase agreement, Dr. Shimon resigned as a director of MIV and terminated his existing consulting agreement and arrangement with us and, consequent upon such resignation and termination, has no further claim against MIV as a previous director of, officer of or consultant to MIV.

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

VESTASYNC CLINICAL TRIAL

In May 2007 we commenced with our first ever human implantation of a HAp-coated stent and the launch of our VESTAsync First-In-Man Pilot Trial ("FIM Trial"). The FIM Trial will evaluate the safety and efficacy of our polymer-free nanoscale microporous HAp drug-eluting stent for the treatment of single de novo lesions in native coronary arteries.

We presented the 4-month results of the FIM Trial at an industry conference in October 2007. The 9-month follow-up results were presented to another industry conference in March 2008. These results suggested that our stent has the potential for superior safety and equivalent efficacy when compared to currently available drug-eluting stents. A 12-month follow-up study released in August 2008 on all FIM Trial patients confirmed the previous 9-month data on safety and efficacy results. Our management was encouraged by these results of the FIM Trial and began enrolling patients in the VESTAsync II trial.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO AUGUST 31, 2007

Revenues. During the three months ended August 31, 2008, revenues were $185,263 compared to $301,610 for the same quarter in the prior year. Cost of sales during the quarter ended August 31, 2008 was $153,933 resulting in a gross profit of $31,270. Cost of sales during the comparative period in 2007 was $238,523 and gross profit was $63,087. The current decrease in revenues from 2007 was primarily a result of the timing of stents being ordered by customers. Our gross profit was lower in 2008 compared to 2007 as a result of higher fixed overhead costs. We expect that revenues will grow in the subsequent quarters of fiscal 2009 because of more aggressive marketing efforts and the introduction of new products. Gross profits vary significantly on different products and the amount of time our production facility spends on research and clinical trial activities which are allocated to research and development expense.

General and Administrative Expenses

General and administrative expenses increased to $2,156,745 during the quarter ended August 31, 2008, from $1,801,278 during the quarter ended August 31, 2007. The majority of the overall increase is attributable to an increase in public relations, financing and corporate development activity. The increase was a consequence of entering into contracts with firms to increase awareness in the marketplace of our technology and to assist us in raising capital in order to fund our operations and research program. Some of the payments were made by the issuance of shares and granting of warrants to conserve cash. Management fees decreased in the current quarter primarily as a result of less recognition of share-based compensation attributed to Biosync Scientific compared to the corresponding period of 2007. Legal fees increased in the current quarter due to the involvement of legal counsel required to review and negotiate potential investment documents. Our audit fees were significantly higher during the quarter ended August 31, 2007 compared to 2008 because of the fees associated with the Biosync Scientific acquisition.

The following table compares the general and administrative expenses for the quarters ended August 31, 2008 and 2007:

                                     2008         2007      Increase/(Decrease)
                                  ----------   ----------   --------------------
Public relations, financing and
 corporate development            $  948,890   $  238,699   $  693,691     291%
Management fees                      399,880      652,726     (252,846)    (39)%
Legal                                166,142       98,822       67,320      68%
Audit                                152,159      243,337      (91,178)    (37)%
Consulting                           101,506      106,126       (4,620)     (4)%
Operating expenses                   388,168      461,568      (73,400)    (16)%
                                  ----------   ----------   ----------  --------

                                  $2,156,745   $1,801,278   $  338,967      19%
                                  ==========   ==========   ==========  ========

Research and Development Expenses

Research and development costs increased during the quarter ended August 31, 2008 to $1,473,942 compared to $1,149,761 for the quarter ended August 31, 2007. The increase in the current quarter resulted primarily from the ongoing clinical trial and the beginning of the follow-up clinical trial, increased payments to purchase materials, significant legal fees incurred in order to secure patents and technology protection, and share-based incentives granted to R&D personnel. We expect research and development costs to increase in the subsequent quarters of fiscal 2009 because we expect the follow-up clinical trial will require substantial funding as the total number of participants increase. In addition, we will incur continuing costs for the initial clinical trial as well as conducting other pre-clinical trials necessary in procuring regulatory approvals.

Interest Expense and Finance Fees

Interest expense and finance fees decreased $15,386 to $6,641 during the quarter ended August 31, 2008 from $22,027 during the same period in 2007. We do not expect to incur significant interest expense during the remainder of fiscal 2009; however, if we can arrange financing in the form of debt we would likely incur a significant increase in interest expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $159,565 during the quarter ended August 31, 2008 compared to $119,910 for same period in 2007. Approximately $74,500 of depreciation expense in 2008 has been allocated to cost of sales during the current quarter as the majority of our equipment is used for production purposes. The overall increase in the current quarter is due to significant additions to laboratory equipment, building and other property and equipment acquired during the end of fiscal 2007 through fiscal 2008. We expect that depreciation expense will remain at the current level for the remainder of fiscal 2009 because we do not anticipate any significant equipment purchases in the first half of fiscal 2009.

Discontinued Operations

During the second quarter of fiscal 2008 we entered into a share purchase agreement to sell our wholly-owned subsidiary SagaX, Inc. ("SagaX"). The transaction was completed in December 2007. Accordingly, SagaX's results of operations have been reflected as discontinued operations. Because the transaction was completed in the previous fiscal year, there were no expenses of SagaX recorded in the three months ended August 31, 2008.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $3,557,070 for the three months ended August 31, 2008 compared to a loss of $2,848,169 for the corresponding period in 2007. The increase in loss from continuing operations of approximately $709,000 is primarily a result of the elevated research and development activities and the related administrative costs compared to the same period in 2007, including clinical trial costs, and higher legal, travel and other operating costs associated with the increased level of research. In addition, stock-based compensation increased significantly during 2008 which reflects our efforts to retain key personnel while conserving cash for ongoing trials. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for the subsequent clinical trial begins.

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and have financed our operations primarily from proceeds from private financings, the exercise of options and warrants, and interest income. At August 31, 2008, we had cash and cash equivalents of $16,449 and a working capital deficit of $1,369,416. Due to the recent economic instability created primarily by the banking and credit crisis in the U.S., we have not been able to procure funding in order to execute our research programs. We continue to aggressively pursue suitable investment opportunities so that we can maintain continuous research and operations. Our Chairman and Chief Executive Officer have made loans to the Company and have paid for expenses on the Company's behalf in an effort to allow our operations to continue without interruption; however, we will have to complete a financing arrangement during the second fiscal quarter in order to avoid any such interruptions.

Net cash used in operations from continuing operations during the three months ended August 31, 2008 was approximately $1.25 million which is a direct result of preparing for the follow-up clinical trial as well as continuing to fund our research program and supporting Biosync Scientific operations. Management anticipates that our clinical trials, along with the continued support of our India operations and other research activities, will lead to further operating losses and substantial cash requirements for the remainder of fiscal 2009.

Net cash provided by financing activities during the three months ended August 31, 2008 was approximately $96,400 which represents funds loaned to us by our Chairman in order to assist us with working capital.

Net cash used in investing activities during the three months ended August 31, 2008 was $11,552 which represents purchases of equipment necessary to support and maintain our research activities. We anticipate that further investments in laboratory and other equipment will be needed to further develop our manufacturing capabilities in India and to conduct future research activities throughout the remainder of fiscal 2009.

We expect to continue to use substantial resources and available cash to fund operating and investing activities. Our management anticipates that the existing cash balance will not be sufficient to meet the Company's working capital requirements for the next fiscal quarter and we will have to raise funds through private placements or other financing transactions in order to continue our operations and research activities without interruption. However, there can be no assurance that additional financing will become available, or, if available, that such financing can be obtained on terms satisfactory to the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as that term is used in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Our contractual obligations are presented in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended May 31, 2008. The total obligations have not materially changed during the three months ended August 31, 2008, except for the balance sheet changes in accounts payable and accrued liabilities which in aggregate totaled approximately $1.3 million.

Accounting Policy Change and New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

The Company adopted the provisions of SFAS No. 159 on June 1, 2007. The adoption of SFAS No. 159 did not result in a cumulative adjustment to equity and there were no unrecognized tax benefits, penalties or interest at the time of, or subsequent to, adoption.

In May 2008, FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This Statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

In March 2008, FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on its consolidated results of operations or financial position.

In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of SFAS 157, "Fair Value Measurements", for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.51". This Statement establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. The Company does not expect that the adoption of SFAS No. 160 will have a significant impact on its consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after April 1, 2009, the beginning of the Company's next fiscal year. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after May 31, 2009.


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

During the quarter ended August 31, 2008, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1.A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended May 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from those risk factors set forth in our Annual Report on Form 10-K for the year ended May 31, 2008, during the period covered by this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2008, we issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect:

On June 6, 2008, our board of directors approved the issuance of 22,599 common shares to two consultants pursuant to their respective research consulting agreements. The shares were issued on July 14, 2008 and the quoted price on this date was $1.85. An additional 5,882 common shares were issued to the consultants on August 22, 2008 under the same agreements. The quoted price on this date was $1.25.

On July 30, 2008, our board of directors approved the issuance of 160,000 common shares to a firm pursuant to a consulting agreement. The shares were issued on July 31, 2008 and the quoted price on this date was $1.65.

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

                                               MIV Therapeutic, Inc.
                                               (Registrant)


    Date:  October 20, 2008                    /s/ Mark Landy
                                               ------------------------
                                               Mark Landy
                                               Chief Executive Officer



    Date:  October 20, 2008                    /s/ Patrick McGowan
                                               ------------------------
                                               Patrick McGowan
                                               Chief Financial Officer