Form 10-Q
period 2008-11-30
MIV THERAPEUTICS INC
filed 2009-01-20
CIK 1083011

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended November 30, 2008

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
         OF 1934

         For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-30453

MIV Therapeutics, Inc
(Exact name of registrant issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	01-0809204 (IRS Employer Identification No.)

Suite 1-8765 ASH STREET, VANCOUVER, B.C., CANADA, V6P 6T3
(Address of principal executive offices)

(604) 301-9545 (Issuer's telephone number)

________________________________
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
Large Accelerate filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]                         No [X]

Number of shares of common stock outstanding as of January 16.2009: 20,286,062

MIV THERAPEUTICS INC.
(A development stage company)

Consolidated Financial Statements

November 30, 2008
(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Balance Sheets
Refer to Note 1 - Basis of Presentation, Nature of Operations and Going Concern
(Unaudited)
Expressed in U.S. Dollars

	November 30, 2008	May 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$98,466	$1,180,380
Accounts receivable	324,777	57,228
Employee advances (Note 10)	-	6,761
Prepaid expenses (Note 3)	177,581	321,811
Inventories (Note 4)	462,490	630,127
Total current assets	1,063,314	2,196,307
Property and equipment, net (Note 6)	1,706,195	1,933,180
CE Mark license, net (Note 7)	1,166,637	1,237,701
Deposits and other assets	38,311	45,924
Total assets	$3,974,457	$5,413,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable and other payables (Note 10)	$2,587,253	$828,447
Related party loan (Note 10)	97,442	-
Loan payable (Note 12)	58,201	-
Deferred lease inducement - current portion (Note 11(a))	8,081	8,081
Total current liabilities	2,750,977	836,528
Deferred lease inducement (Note 11(a))	7,407	11,448
Deferred income tax liability	-	50,000
Total liabilities	2,758,384	897,976
Commitments and contingencies (Notes 1, 5, 9 and 11)
Stockholders' equity
Common stock (Note 8)
Authorized:
20,000,000 preferred shares with a par value of $0.001
48,000,000 common shares with a par value of $0.001
Issued and outstanding:
14,832,825 common shares at November 30, 2008 and
11,361,377 common shares at May 31, 2008	14,833	11,361
Additional paid-in capital	61,376,177	59,068,451
Deferred compensation	(26,847)	(95,924)
Common stock issuable	2,491,391	988,233
Deficit accumulated during the development stage	(62,442,813)	(55,260,317)
Accumulated other comprehensive loss	(196,668)	(196,668)
Total stockholders' equity	1,216,073	4,515,136
Total liabilities and stockholders' equity	$3,974,457	$5,413,112

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Dollars

	Period from
	inception
	(January 20,
	1999) to	Six months ended		Three months ended
	November 30,	November 30,		November 30,
	2008	2008	2007	2008	2007

Revenue	$1,755,060	$457,889	$551,641	$272,626	$250,031
Cost of sales (exclusive of amortization of CE Mark license shown below)	1,642,437	236,147	493,064	82,154	195,694
Gross profit	112,623	221,742	58,577	190,472	54,337
Expenses
General and administrative (Note 13)	38,859,994	4,332,845	3,683,139	2,176,100	1,939,968
Research and development	18,995,994	2,787,481	2,350,446	1,313,539	1,200,685
Interest expense and finance fees	1,244,427	14,132	174,663	7,490	152,602
Amortization of CE Mark license	254,646	71,064	80,514	35,532	35,532
Licenses acquired charged to operations	479,780	-	-	-	-
Finance cost on convertible debentures	382,307	-	-	-	-
Purchased in-process research and development	2,205,013	-	-	-	-
	62,421,538	7,205,521	6,228,762	3,532,661	3,328,787
Loss from operations	(62,308,915)	(6,983,779)	(6,230,185)	(3,342,189)	(3,274,450)
Gain on extinguishment of debt	462,249	-	-	-	-
Gain (loss) on foreign exchange	(296,459)	(252,121)	31,141	(283,238)	27,452
Interest income	330,016	3,404	132,427	-	77,826
Minority interest share of loss	806,310	-	-	-	-
Loss before deferred income tax recovery	(61,006,799)	(7,232,496)	(6,066,617)	(3,625,426)	(3,169172)
Deferred income tax recovery	324,000	50,000	109,000	-	61,000
Loss from continuing operations	(60,682,799)	(7,182,496)	(5,957,617)	(3,625,426)	(3,108,172)
Loss from discontinued operations	(2,672,723)	-	(600,955)	-	(315,748)
Gain on sale of discontinued operations	68,532	-	-	-	-
Net loss	(63,286,990)	(7,182,496)	(6,558,572)	(3,625,426)	(3,423,920)
Other comprehensive income (loss)
Foreign currency translation	(196,668)	-	-	-	-
Comprehensive loss	$(63,483,658)	$(7,182,496)	$(6,558,572)	$(3,625,426)	$(3,423,920)
Basic and diluted loss per common share - continuing operations - discontinued operations	$(13.43) (0.59)	$(0.59) -	$(0.56) (0.06)	$(0.28) -	$(0.28) (0.03)
- net loss	$(14.02)	$(0.59)	$(0.62)	$(0.28)	$(0.31)
Weighted average number of common shares outstanding
- basic and diluted	4,518,697	12,143,193	10,594,811	12,784,566	11,193,050

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
Expressed in U.S. Dollars

						Accumulated	Deficit
						Other	Accumulated
			Additional	Deferred	Common	Compre-	During the
	Common Stock		Paid-in	Compen-	Stock	hensive	Development
	Shares	Amount	Capital	sation	Issuable	Loss	Stage	Total

Balance, May 31, 2008	11,361,377	$ 11,361	$ 59,068,451	$ (95,924)	$ 988,233	$ (196,668)	$ (55,260,317)	$ 4,515,136
Additional shares issued from 10:1 share consolidation	131	-	-	-	-	-	-	-
Issuance of common stock:
- for unit offering; private placement	-	-	-	-	793,695	-	-	793,695
- for services	3,471,317	3,472	1,426,748	(99,000)	709,463	-	-	2,040,684
Fair value of vested stock option grants	-	-	810,978	-	-	-	-	810,978
Fair value of warrants granted for services	-	-	61,800	-	-	-	-	61,800
Fair value of extended warrants	-	-	8,200	-	-	-	-	8,200
Amortization of deferred compensation				168,077				168,077
Comprehensive loss:
Net loss	-	-	-	-	-	-	(7,182,496)	(7,182,496)

Balance, November 30, 2008	14,832,825	$14,833	$61,376,177	$ (26,847)	$2,491,391	$ (196,668)	$ (62,442,813)	$1,216,073

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
Expressed in U.S. Dollars

	Period from
	inception
	(January 20,
	1999) to	Six months ended
	November 30,	November 30,
	2008	2008	2007
Cash flows from operating activities
Net loss	$(60,682,799)	$(7,182,496)	$(6,558,572)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	14,214,878	979,055	940,416
Stock issued for other than cash	9,933,925	2,724,379	695,001
Depreciation and amortization	1,961,580	311,297	258,477
Deferred income tax recovery	(324,000)	(50,000)	(109,000)
Fair value of extended warrants	482,327	8,200	89,300
Fair value of warrants included in operating expenses	78,205	61,800	16,405
Interest expense on related party loan	850,000	-	-
Interest expense on convertible debentures	34,730	-	-
Leasehold improvements written down	13,300	-	-
Purchased in-process research and development	2,125,013	-	-
Intangible asset impairment	150,000	-	-
Gain on extinguishment of debt	(462,249)	-	-
Provision for bad debt	160,000	-	-
Beneficial conversion feature on convertible debenture	289,800	-	-
Minority interest	(806,310)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(535,857)	(267,549)	(29,045)
Due from related party	-	6,761	18,811
Prepaid expenses and deposits	(52,570)	144,230	9,404
Inventories	(217,688)	167,637	(165,635)
Deposits and other assets	(38,311)	7,613	(66,355)
Accounts payable and other payables	2,463,772	1,754,764	(388,834)
Net cash used in operating activities	(30,362,254)	(1,334,309)	(5,289,627)

Cash flows from financing activities
Issuance of common stock, less share issuance costs	33,743,250	110,000	11,916,977
Proceeds from (repayments of) loan payable	558,201	58,201	(525,000)
Increase in customer deposit	-	-	119,032
Due to related parties	947,442	97,442	(100,000)
Subscriptions received	1,389,310	-	-
Cash acquired in reverse acquisition	13,824	-	-
Proceeds from convertible debentures	755,000	-	-
Common stock redemption	(120,000)	-	-
Net cash provided by financing activities	37,287,027	265,643	11,411,009

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Expressed in U.S. Dollars

	Period from
	inception
	(January 20,
	1999) to	Six months ended
	November 30,	November 30,
	2008	2008	2007
Cash flows from investing activities
Purchase of property and equipment	(2,643,084)	(13,248)	(531,912)
Pre-acquisition advances to Biosync	(121,870)	-	-
Acquisition of Biosync, net of cash acquired	(1,415,885)	-	-
Cash acquired on acquisition of Biosync	17,557	-	-
Cash transferred on disposition of SagaX	(48,802)	-	-
Acquisition of license	(200,000)	-	-
Net cash used in investing activities	(4,412,084)	(13,248)	(531,912)
Net cash provided by (used in) continuing operations	2,512,689	(1,081,914)
Cash flows from discontinued operating activities	(2,099,724)	-	(539,605)
Cash flows from discontinued investing activities	(75,515)	-	(937)
Foreign exchange effect on cash	(238,984)	-	-
Net increase (decrease) in cash and cash equivalents	98,466	(1,081,914)	(532,849)
Cash and cash equivalents, beginning of period			-
Continuing operations	-	1,180,380	5,588,533
Discontinued operations	-	$-	$473,419
Cash and cash equivalents, end of period	$98,466	$98,466	$6,061,952

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,993	$842	$5,656
Cash paid for income taxes	-	-	-

Schedule of non-cash investing and financing activities:
Debt settlement with shares	$621,375	$-	$-
Conversion of convertible debentures and accrued interest to common shares	740,810	-	-
Shares issued for finders' fees	387,468	-	-

The accompanying notes are in integral part of these consolidated financial statements.

MIV Therapeutics, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
November 30, 2008
(Unaudited)
Expressed in U.S. Dollars

1.     Basis of Presentation, Nature of Operations and Going Concern

The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive loss, stockholders' equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of MIV Therapeutics, Inc. (the "Company"), at November 30, 2008, and the results of operations and cash flows for the interim periods ended November 30, 2008. Operating results of this interim period is not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2009.

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

Since inception, the Company has suffered recurring losses, totaling $63,286,990 as of November 30, 2008. To date, management has been able to finance the Company's operations through the issuance of common stock, and through related party loans, in order to meet its strategic objectives. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

With the severe economic conditions in the United States and the rest of the world during 2008, it has been extremely difficult to negotiate and complete a financing arrangement. Management has been in contact with many groups in an attempt to raise immediate cash for our operating requirements. Throughout this difficult time, the Company has retained all of its key employees. Management has been in constant communication with the Company's vendors to keep them apprised of the current situation and the vendors have been accommodating. Management has been monitoring and controlling the Company's operating costs to a minimum until cash is available through financing or operating activities. Additionally, certain members of the Company's management have deferred receipt of salaries and fees. Some of these amounts have been authorized to be settled by the issuance of common shares and warrants through a unit offering (refer to Note 8 (a)). The Company's ability to generate revenue primarily depends on its success in completing development and obtaining regulatory approvals for the commercialization of its stent technology. The Company's ability to obtain sufficient financing to continue the development of, and if successful, to commence the manufacture and sale of its products under development, if and when approved by the applicable regulatory agencies is uncertain. In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Based on our estimated cash requirements through November 30, 2009, we do not expect our operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations.

1.     Basis of Presentation, Nature of Operations and Going Concern (continued)

The Company's estimated liquidity during the remainder of the current fiscal year will be at or near the minimum amount necessary to operate its business. Looking into the next fiscal year, even with management's planned actions, our estimated liquidity will fall significantly short of the minimum required to operate the Company's business unless economic conditions improve and a financing transaction is completed. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or loss per common share.

2.     Accounting Policy Change and New Accounting Pronouncements

(a)  Adoption of New Accounting Policy

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of this Statement is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a significant impact on its consolidated results of operations or financial position.

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

2.     Accounting Policy Change and New Accounting Pronouncements (continued)

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

3.     Prepaid Expenses

Prepaid expenses consisted of the following at:

	November 30, 2008	May 31, 2008
Prepayment to suppliers	$119,968	$284,968
Other prepaid expenses	57,613	36,843
	$177,581	$321,811

4.     Inventories

Inventories consisted of the following at:

	November 30, 2008	May 31, 2008
Raw materials	$230,029	$402,991
Packing materials	6,513	20,140
Work-in-process	101,127	100,421
Finished goods	124,821	106,575
	$462,490	$630,127

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

The Company obtained financial support of up to CAD$315,000 ($250,040) from the Industrial Research Assistance Program ("IRAP") from the National Research Council Canada. As of November 30, 2008, the Company had received CAD$265,791 ($268,555) from IRAP.

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

5.     Licenses (continued)

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

6.     Property and Equipment

Property and equipment consisted of the following at:

	November 30, 2008	May 31, 2008
Laboratory equipment	$2,550,789	$2,540,643
Furniture and fixtures	261,165	261,165
Land	260,784	260,784
Computer equipment	244,085	240,983
Building	175,011	175,011
Leasehold improvements	49,158	49,158
	3,540,992	3,527,744
Less: accumulated depreciation	1,834,797	1,594,564
	$1,706,195	$1,933,180

Depreciation expense for the three and six months ended November 30, 2008 was $116,200 and $240,233 (2007 - $74,929 and $170,213), respectively.

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

The following is a summary of the amortization of the CE Mark license at November 30, 2008:

CE Mark license	$1,421,283
Less: accumulated amortization	254,646
$1,166,637

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

(ii)    On November 10, 2008, the Company completed a private placement of 3,048,363 units at a price of $0.20 per unit with members of management in order to settle the debts owed to them by the Company as of October 31, 2008 for service compensation, business expenses as well as loans to the Company. Each unit is comprised of one common share and one share purchase warrant with an exercise price at $0.40 for a period of up to five years. The warrants have an exercise price of $0.40 and expire on November 10, 2013. The warrants had an estimated fair value of $491,400 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 111.33%, discount rate: 2.51%, dividend: nil and expected life of 5 years. No gain or loss was recognized in this debt settlement.

As of November 30, 2008, the Company had not yet issued the 3,048,363 common shares and has recorded $609,728 as common stock issuable in the statement of stockholders' equity. The common shares were issued in December 2008.

(iii)   In November 26, 2008, the Company agreed to issue 255,000 common shares and 82,500 warrants to a consultant to assist the Company with corporate development. The warrants have an exercise price of $0.40 and expire on November 26, 2013. The warrants had an estimated fair value of $14,000 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 111.68%, discount rate: 2.01%, dividend: nil and expected life of 5 years.

As of November 30, 2008, the Company had not yet issued the 255,000 common shares and has recorded this amount as common stock issuable in the statement of stockholders' equity. The common shares were issued in December 2008.

(iv)    On November 28, 2008, the Company completed a private placement of 550,000 units at a price of $0.20 per unit for total proceeds of $110,000. Each unit is comprised of one common share and one share purchase warrant with an exercise price at $0.40 for a period of up to five years. The warrants have an exercise price of $0.40 and expire on November 28, 2013. The warrants had an estimated fair value of $112,200 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 111.72%, discount rate: 1.93%, dividend: nil and expected life of 5 years.

8.     Stockholders' Equity (continued)

As of November 30, 2008, the Company had not yet issued the 550,000 common shares and has recorded this amount as common stock issuable in the statement of stockholders' equity. The common shares were issued in January 2009.

(v)     On November 30, 2008, the Company completed a private placement of 369,833 units at a price of $0.20 per unit with members of management in order to settle the debts owed to them by the Company as of November 30, 2008 for service compensation and business expenses. Each unit is comprised of one common share and one share purchase warrant with an exercise price at $0.40 for a period of up to five years.The warrants have an exercise price of $0.40 and expire on November 30, 2013. The warrants had an estimated fair value of $62,700 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 111.65%, discount rate: 2.01%, dividend: nil and expected life of 5 years. No gain or loss was recognized in this debt settlement.

As of November 30, 2008, the Company had not yet issued the 369,833 common shares and has recorded $73,967 as common stock issuable in the statement of stockholders' equity. The common shares were issued in December 2008.

(vi)    During the six months ended November 30, 2008, the Company issued an aggregate of 3,433,817 (2007 - 167,233) common shares for research and development, and consulting services and other services with a fair value of $1,182,721 (2007 - $98,686). Of these shares, 22,599 were recorded as common stock issuable at May 31, 2008. In addition, 37,500 common shares were issued to the principal vendor of Biosync in accordance with his executive services agreement (Note 10).

(vii)   During the six months ended November 30, 2008, certain of the Company's employees exercised their stock options in exchange for Company's common shares. In aggregate, 183,059 stock options were exercised in exchange for 183,059 common shares

(viii)  In September 2003, the Company placed 600,000 common shares to a financial custodian acting as trustee pursuant to a listing of the Company's shares on the Frankfurt Stock Exchange. The Company was then conducting a Regulation S ("Reg S") offering through the facilities of the Berlin Stock Exchange to raise capital in mainly German speaking countries. The trustee was to receive a fee of 3% of the total number of the shares held in trust was paid in equal installments of 3,000 common shares per month over a ten month period, assuming the maximum offering of up to 1,000,000 common shares were sold. The shares may only be traded on German stock exchanges pursuant to Reg S. At May 31, 2008, 250,000 Reg S shares were held in trust by the financial custodian and remain available for financing purposes. However, the Company's management has established a plan by which the Reg S shares will be returned to treasury in exchange for one common share. Management expects that share exchange will be completed by the end of the 2009 fiscal year.

(b)     Warrants

The following table summarizes information about the warrants issued by the Company. All regular warrants, and Series A and C warrants are exercisable on a one-for-one basis into common shares.

8.     Stockholders' Equity (continued)

	Number of shares	Weighted average exer. price

Balance, May 31, 2008 - Regular	3,680,130	$ 6.11
Balance, May 31, 2008 - Series "A"	109,213	6.60
Balance, May 31, 2008 - Series "C"	11,932	6.60

Balance, May 31, 2008	3,801,275	$ 6.13

Regular:
Issued - consulting services	50,000	2.20
Issued - consulting services	82,500	0.40
Issued - private placements	3,968,476	0.40

Balance, November 30, 2008 - Regular	7,781,106	1.96
Balance, November 30, 2008 - Series "A"	109,213	6.60
Balance, November 30, 2008 - Series "C"	11,932	6.60

Balance, November 30, 2008	7,902,251	$ 2.03

(b)     Warrants (continued)

During the quarter ended August 31, 2008, the board of directors approved an extension to the expiry date of 87,000 warrants. The incremental fair value of the extended warrants was $8,200 and was charged to operations. The weighted average assumptions used in the Black-Scholes model were: volatility: 87.12%, discount rate: 2.25%, dividend: nil and expected life of one year.

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

(c)     Stock Options

The Company's incentive stock options plan provides for the grant of incentive stock options for up to 4,000,000 common shares to employees, consultants, officers and directors of the Company. Incentive benefits granted under the plan may be either incentive stock options, non-qualified stock options, stock awards, restricted shares or cash awards. Options are granted for a term not to exceed ten years from the date of grant. Stock options granted generally vest over a period of two years. As of November 30, 2008, 157,472 options remain available under the plans.

On October 24, 2008, the Company's Board of Directors decided to accelerate the vesting periods of substantially all unvested stock option grants and lower the exercise price on all outstanding stock options to $0.40. As a result, $75,880 of additional stock-based compensation was charged to

8.     Stockholders' Equity (continued)

research and development expense and $81,620 was charged to general and administrative expense during the quarter ended November 30, 2008. Additional stock-based compensation cost of $154,600 will be charged to operations ratably over the remainder of the corresponding vesting periods for certain stock option grants.

During the six months ended November 30, 2008, the Company granted 188,059 stock options to employees of the Company. Each option entitles its holder to acquire one common share of the Company at a price of $0.40 per share, vests immediately and expires in five years from date of grant.

The following weighted average assumptions were used in determining stock-based compensation costs under the Black-Scholes option pricing model:

	Six months ended
	November 30,
	2008	2007
Expected volatility	110.59%	109.05%
Risk-free interest rate	2.67%	4.17%
Expected life (years)	5.0	3.8
Dividend yield	Nil	Nil
Weighted average fair value of options granted	$ 0.28	$ 0.34

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

A summary of the weighted average fair value of stock options granted during the six months ended November 30, 2008 is as follows:

8.     Stockholders' Equity (continued)

	Number of options	Weighted average exer. price	Weighted average fair value
Exercise price equals market price at grant date:	-	$ Nil	$ Nil
Exercise price less than market price at grant date:	-	$ Nil	$ Nil
Exercise price greater than market price at grant date:	188,059	$ 0.47	$ 0.28

A summary of stock option information for the six months ended November 30, 2008 is as follows:

	Shares	Weighted average exer. price	Aggregate intrinsic value
Options outstanding at May 31, 2008	3,088,980	$ 5.09
Options granted	188,059	0.47
Options exercised	(183,059)	0.30
Options expired or forfeited	(91,570)	3.71
Options outstanding at November 30, 2008	3,002,410	$ 0.40	$ 1,200,964
Exercisable at November 30, 2008	2,598,911	$ 0.40	$ 1,039,564

The following summarizes information about the stock options outstanding and exercisable at November 30, 2008:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options Outstanding	Average Remaining Contractual Life (year)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.40	3,002,410	4.27	$ 0.40	2,598,911	$ 0.40

Stock-based compensation expense is charged to operations over the vesting period of the options using the straight-line amortization method.

Compensation cost during the six months ended November 30, 2008 related to the vesting of stock options granted to employees was charged to operations at the awards' fair value of $810,978 (2007 - $592,845). At November 30, 2008, there was approximately $768,154 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. This cost is expected to be recognized over a period of 25 months.

The aggregate intrinsic value of the Company's stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's stock options exercised under the Plan was $Nil and $107,940 for the six months ended November 30, 2008 and 2007, respectively, determined at the date of option exercise.

During the three and six months ended November 30, 2008, $321,536 and $436,781 (2007 - $221,184 and $366,249), respectively, of stock-based compensation was allocated to research and development expense.

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

During the six months ended November 30, 2008, the Company paid or accrued $1,161,397 (2007 - $1,093,847) of management and consulting fees to its executive officers and directors. Of this amount, $310,450 (2007 - $120,982) was allocated to research and development expense. Included in accounts payable is nil at November 30, 2008 (May 31, 2008-65,227).

During the three months ended November 30, 2008, the Company paid or accrued $735,463 (2007 - $461,143) of management and consulting fees to its executive officers and directors. Of this amount, $195,787 (2007 - $81,221) was charged to research and development.

Included in the amount of $735,463, is the accrued amount of $180,783 due to the Chief Operating Officer and President of Biosync which will be issued in common stock on time periods stipulated in the agreement as follows:

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

During the quarter ended November 30. 2008, a milestone was achieved according to Mr. Rajesh Vaishnav's executive services. The Company is going to issue 75,000 common shares with an issuance price of $6.60. As of November 30, 2008, the Company had not yet issued the 75,000 common shares and has recorded $495,000 as common stock issuable in the statement of stockholders' equity.

As at August 31, 2008, amounts due from the employees of Biosync totaled $3,368 (May 31, 2008 - $6,761). These amounts are unsecured, non-interest bearing and will be repaid by periodic deduction of future wages. As at November 30, 2008, the amount had been fully repaid and the balance was nil.

During the quarter ended August 31, 2008, the Company signed two promissory notes with its Chairman totaling $96,410 ($102,000CAD). The promissory notes were unsecured, bore interest at 12% per annum and expired on October 14 and 28, 2008, respectively. In November 2008, the Company issued 522,312 common shares and 522,312 common share purchase warrants of the Company to settle the promissory notes and applicable interests for a total amount of $104,462 owed to its Chairman. The warrants have an exercise price of $0.40 and expire on November 11, 2013. The warrants had an estimated fair value of $84,190 using the Black-Scholes option pricing model. The assumptions used in the calculation were: volatility: 111.33%, discount rate: 2.51%, dividend: nil and expected life of 5 years. No gain or loss was recognized in this debt settlement.

11.   Commitments and Contingencies

(a)     The Company has obligations under a long-term premises lease that expire in December 2010. The approximate aggregate minimum rent payments for the annual periods ending November are as follows:

2009	91,432
2010	91,432
2011	7,619
$ 190,482

The Company received free rent, including property maintenance and taxes, for the months of November to December 2005 and free basic rent for the months of January to February 2006 for total free rent of $40,404. At November, 2008, this amount was recorded as a deferred lease inducement with a current portion of $8,081 (May 31, 2008 - $8,081) and long-term portion of $7,407 (May 31, 2008 - $11,448) and is being amortized over the term of the lease. During the six months ended November 30, 2008, amortization of $4,041 (2007 - $4,041) was recorded as a reduction of rent expense in the statement of operations. Rent expense for the six months and three months ended November 30, 2008 was $75,386 (2007 - $78,393) and $28,975 (2007- $37,923) respectively. Of this amount, $49,760 (2007 - $54,732) and $20,459 (2007 - $26,477) was allocated to research and development expense for the six and three months ended November 30, 2008.

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

No gain or loss provisions have been provided as of November 30, 2008 as the outcome of this legal proceeding is uncertain at this time.

12.   Loan Payable

As at November 30, 2008, the Company had a short term loan payable totaling $58,201 with interest rate of 12% per annum. The loan was unsecured. On December 24, 2008, the loan and its applicable interest were fully paid.

13.   General and Administrative Expenses

General and administrative expenses consisted of the following:

	Six months ended		Three months ended
	November 30,		November 30,
	2008	2007	2008	2007
Legal	241,806	289,288	75,664	190,466
Public relations, financing and corporate development	1,335,490	381,213	386,600	142,514
Management fees	1,038,986	1,301,806	639,106	649,080
Consulting	877,315	298,951	775,809	192,826
Audit	179,469	408,500	27,310	165,163
Operating expenses	659,779	985,936	271,611	589,653
	4,332,845	3,665,694	2,176,100	1,929,702

During the six months ended November 30, 2008, general and administrative expenses include $132,000 (2007 - $10,616) and nil (2007 - $168,928) of amortized deferred compensation in public relations and consulting, respectively. Included in general and administrative expenses are stock-based compensation chares of $134,179 (2007-$226,597) related to options granted to administrative personnel.

During the three months ended November 30, 2008, general and administrative expenses include $66,000 (2007 - $2,676) and nil (2007 - $84,464) of amortized deferred compensation in public relations and consulting, respectively. Included in general and administrative expenses are stock-based compensation chares of $99,674 (2007-$ 124,948) related to options granted to administrative personnel.

14.   Segmented Information

The Company operates in one segment which comprises the research, manufacture and development of bio-compatible stent coatings for implantable medical devices and drug-delivery technologies.

The following is a summary of the Company's geographical information as of November 30, 2008 and for the six months and three months ended November 30, 2008 and 2007:

	Canada	India	Discontinued Operations	Total
Six months ended November 30, 2008
Net revenue	$-	$457,889	$-	$457,889
Gross profit	-	221,742	-	221,742
Depreciation and amortization	67,313	243984	-	311,297
Net loss	6,666,874	515,622	-	7,182,496

Three months ended November 30, 2008
Net revenue	-	272,626	-	272,626
Gross profit	-	190,472	-	190,472
Depreciation and amortization	30,939	120,793	-	151,732
Net loss	3,604,909	20,517	-	3,625,426

As of November 30, 2008
Total assets	2,818,120	1,156,337	-	3,974,457
Additions to property and equipment	-	13,242	-	13,242
CE Mark license	-	1,166,637	-	1,166,637

Six months ended November 30, 2007
Net revenue	$-	$551,641	$-	$551,641
Gross profit	-	58,577	-	58,577
Depreciation and amortization	69,769	180,958	7,747	258,474
Net loss	5,449,942	507,675	600,955	6,558,572

Three months ended November 30, 2007
Net revenue	-	250,031	-	250,031
Gross profit	-	54,337	-	54,337
Depreciation and amortization	40,240	90,577	3,876	134,693
Net loss	2,860,285	247,887	315,748	3,423,920

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

OVERVIEW

The following discusses the Company's financial condition and results of operations for the six and three months ended November 30, 2008 based upon the Company's unaudited interim consolidated financial statements, included in Item 1 of Part 1 of this Quarterly Report, which have been prepared in accordance with United States generally accepted accounting principles. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto and other financial information included in the Company's Form 10-K for our fiscal year ended May 31, 2008.

MIV Therapeutics Inc. (the "Company", "MIVT", "we", "us", or "our") is a research and development company pursuing the commercialization of the next generation of biocompatible coatings for coronary stents and other medical devices and advanced drug delivery systems with the intent of providing healing solutions for cardiovascular disease and other medical conditions. Pursuant to a license agreement from the University of British Columbia (UBC), we have developed unique coating technologies that utilize Hydroxyapatite (HAp) for application on medical devices and drug delivery systems. Simultaneously, alternative polymer-free coatings and advanced polymeric coatings with enhanced biocompatibility and bioavailability were developed by MIVT's R&D team at its wholly-owned subsidiary, MIVI Technologies Inc. MIVT proprietary coating and drug delivery technologies are protected by 36 patents and patent applications worldwide at the time of preparing this document.

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

Recent Developments

VESTAsyncTM Clinical Trial

In May 2007 we commenced with our first ever human implantation of a HAp-coated stent and the launch of our VESTAsyncTM First-In-Man Pilot Trial ("FIM Trial"). The FIM Trial will evaluate the safety and efficacy of our polymer-free nanoscale microporous HAp drug-eluting stent for the treatment of single de novo lesions in native coronary arteries.

We presented the 4-month results of the FIM Trial at an industry conference in October 2007. The 9-month follow-up results were presented to another industry conference in March 2008. These results suggested that our stent has the potential for superior safety and equivalent efficacy when compared to currently available drug-eluting stents. A 12-month follow-up study released in August 2008 on all FIM Trial patients confirmed the previous 9-month data on safety and efficacy results. Our management was encouraged by the initial 9-month date and the follow-up study on the FIM Trial and began enrolling patients in the VESTAsyncTM II trial.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

SIX MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO NOVEMBER 30, 2007

Revenues. During the six months ended November 30, 2008, revenues were $457,889 compared to $551,641 for the same quarter in the prior year. Cost of sales during the quarter ended November 30, 2008 was $236,147 resulting in a gross profit of $221,742. Cost of sales during the comparative period in 2007 was $493,064 and gross profit was $58,557. The current decrease in revenues from 2007 was primarily a result of the timing of stents being ordered by customers. Our gross profit was lower in 2008 compared to 2007 as a result of higher fixed overhead costs. We expect that revenues will grow in the subsequent quarters of fiscal 2009 because of more aggressive marketing efforts and the introduction of new products. Gross profits vary significantly on different products and the amount of time our production facility spends on research and clinical trial activities which are allocated to research and development expense.

General and Administrative Expenses

General and administrative expenses increased to $4,332,845 during the six months ended November 30, 2008 from $3,683,139 during the six months ended November 30, 2007. We experienced a significant increase in consulting fees and public relations, financing and corporate development costs. The increase was a consequence of entering into contracts with finance-oriented firms to identify and meet potential investors and to assist us in raising capital in order to fund our operations and research program. Some of the payments were made by the issuance of shares and granting of warrants to conserve cash. Management fees decreased in the current quarter primarily as a result of less recognition of share-based compensation attributed to Biosync Scientific compared to the corresponding period of 2007. Legal fees increased in the current quarter due to the involvement of legal counsel required to review and negotiate potential investment documents. Our audit fees were significantly higher during the quarter ended November 30, 2007 compared to 2008 because of the fees associated with the Biosync Scientific acquisition.

The following table compares the general and administrative expenses for the six months ended November 30, 2008 and 2007:

	2008	2007	Increase/(Decrease)
Public relations, financing and corporate development	$ 1,335,490	$ 381,213	$ 954,277	250%
Management fees	1,038,986	1,301,806	(262,820)	(20)%
Legal	241,806	289,288	(47,482)	(16)%
Audit	179,469	408,500	(229,031)	(56)%
Consulting	877,315	298,951	578,364	194%
Operating expenses	659,779	985,936	(326,157)	(33)%
	$ 4,332,845	$ 3,665,694	$667,151	18%

Research and Development Expenses

Research and development costs increased during the six months ended November 30, 2008 to $2,787,481 compared to $2,350,446 for the six months ended November 30, 2007. The increase in the current quarter resulted primarily from the ongoing clinical trial and the beginning of the follow-up clinical trial, increased payments to R&D consultants and clinical trial doctors We expect research and development costs to increase in the subsequent quarters of fiscal 2009 because we expect the follow-up clinical trial will require substantial funding as the total number of participants increase. In addition, we will incur continuing costs for the initial clinical trial as well as conducting other pre-clinical trials necessary in procuring regulatory approvals.

Interest Expense and Finance Fees

Interest expense and finance fees decreased $160,531 to $14,132 during the six months ended November 30, 2008 from $174,663 during the same period in 2007. We do not expect to incur significant interest expense during the remainder of fiscal 2009; however, if we can arrange financing in the form of debt we would likely incur a significant increase in interest expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $311,297 during the six months ended November 30, 2008 compared to $258,474 for same period in 2007. Approximately $145,800 of depreciation expense in 2008 has been allocated to cost of sales during the six months ended November 30, 2008 as the majority of our equipment is used for production purposes. The overall increase in the period is due to additions to laboratory equipment, other property and equipment acquired during the end of fiscal 2007 through fiscal 2008. We expect that depreciation expense will have certain increase for the remainder of fiscal 2009, but we do not anticipate any significant equipment purchases in the second half of fiscal 2009.

Discontinued Operations

During the second quarter of fiscal 2008 we entered into a share purchase agreement to sell our wholly-owned subsidiary SagaX, Inc. ("SagaX"). The transaction was completed in December 2007. Accordingly, SagaX's results of operations have been reflected as discontinued operations. Because the transaction was completed in the previous fiscal year, there were no expenses of SagaX recorded in the six months ended November 30, 2008.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $7,182,496 for the six months ended November 30, 2008 compared to a loss of $5,957,617 for the corresponding period in 2007. The increase in loss from continuing operations of approximately $1,224,879 is primarily a result of the elevated research and development activities and the related administrative costs compared to the same period in 2007, including clinical trial costs, and higher legal and other operating costs associated with the increased level of research. In addition, stock-based compensation increased significantly during 2008 which reflects our efforts to retain key personnel while conserving cash for ongoing trials. We believe this level of activity will increase during the remainder of the current fiscal year as the completion of the first phase of the clinical trial nears and the preparation for the subsequent clinical trial begins.

THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO NOVEMBER 30, 2007

Revenues. During the three months ended November 30, 2008, revenues were $272,626 compared to $250,031 for the same quarter in the prior year. Cost of sales during the quarter ended November 30, 2008 was $82,154 resulting in a gross profit of $190,472. Cost of sales during the comparative period in 2007 was $195,694 and gross profit was $54,337. Our gross profit was significantly higher in 2008 compared to 2007 as a result of the following factors: (i) during the current quarter, a very significant portion of revenues were driven by higher margin stents, Our inflation devices yield much smaller margins and were a larger component of revenues in 2007; (ii) we have refined the manufacturing process for some of our stents which have generated fewer rejection costs; and (iii) our factory has dedicated more of its time to research activities related to our future products and clinical trials. As a result, allocable fixed overhead costs are reclassified out of cost of sales into research and development expense. Gross profits vary significantly on different products and the amount of time our production facility dedicates to research and clinical trial activities which are allocated to research and development expense. Our coronary stent business is still relatively young and we have not yet established a consistent place in the market; therefore, our future revenues remain difficult to predict. With the ongoing global economic crisis, revenues in the immediate future are even more uncertain. However, we expect that when the financial markets and economies regain stability, and we are successful in raising the necessary capital to meet the demands for manufacturing our products, our revenues will increase at a significant rate.

General and Administrative Expenses

General and administrative expenses increased to $2,176,100 during the quarter ended November 30, 2008 from $1,939,968 during the quarter ended November 30, 2007. We experienced a significant increase in consulting fees and public relations, financing and corporate development costs. The increase was a consequence of entering into contracts with finance-oriented firms to identify and meet potential investors and to assist us in raising capital in order to fund our operations and research program. Some of the payments were made by the issuance of shares and granting of warrants to conserve cash. Legal fees decreased in the current quarter due to the combination of our reduced spending in the current year and the involvement of legal counsel required for filings associated with registration statements in 2007. Our audit fees were significantly higher during the quarter ended November 30, 2007 compared to 2008 because of the fees associated with the Biosync Scientific acquisition and filing registration statements associated with the July 2007 financing. Our other operating expenses decreased significantly in 2008 compared to 2007 primarily from our efforts to minimize travel costs

The following table compares the general and administrative expenses for the quarters ended November 30, 2008 and 2007:

	2008	2007	Increase/(Decrease)
Public relations, financing and corporate development	$ 386,600	$ 142,514	$ 244,086	171%
Management fees	639,106	649,080	(9,974)	(2)%
Legal	75,664	190,466	(114,802)	(60)%
Audit	27,310	165,163	(137,853)	(83)%
Consulting	775,809	192,826	582,983	302%
Operating expenses	271,611	589,653	(318,042)	(54)%
	$ 2,176,100	$ 1,929,702	$246,398	13%

Research and Development Expenses

Research and development costs increased during the quarter ended November 30, 2008 to $1,313,539 compared to $1,200,685 for the quarter ended November 30, 2007. The increase in the current quarter resulted primarily from the recently commenced follow-up clinical trial and pre-clinical trials, the allocation of direct research costs associated with our manufacturing facility, significant legal fees incurred in order to secure patents and technology protection, and share-based incentives granted to R&D personnel. Upon successful financing, we expect research and development costs to increase in the subsequent quarters of fiscal 2009. The increases will reflect the completion of the enrollment process in the follow-up clinical trial as well as conducting other pre-clinical trials necessary in procuring regulatory approvals.

Interest Expense and Finance Fees

Interest expense and finance fees decreased $145,112 to $7,490 during the quarter ended November 30, 2008 from $152,602 during the same period in 2007. We do not expect to incur significant interest expense during the remainder of fiscal 2009; however, if we can arrange financing in the form of debt we would likely incur a significant increase in interest expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased to $151,732 during the quarter ended November 30, 2008 compared to $134,693 for same period in 2007. Approximately $71,300 of depreciation expense in 2008 has been allocated to cost of sales during the current quarter as the majority of our equipment is used for production purposes. The overall increase in the current quarter is due to significant additions to laboratory equipment, building and other property and equipment acquired during the end of fiscal 2007 throughout fiscal 2008. We expect that depreciation expense will have certain increase for the remainder of fiscal 2009, but we do not anticipate any significant equipment purchases during the remainder of fiscal 2009.

Discontinued Operations

During the second quarter of fiscal 2008 we entered into a share purchase agreement to sell our wholly-owned subsidiary SagaX, Inc. ("SagaX"). The transaction was completed in December 2007. Accordingly, SagaX's results of operations have been reflected as discontinued operations. Because the transaction was completed in the previous fiscal year, there were no expenses of SagaX recorded in the three months ended November 30, 2008.

Loss from Continuing Operations

The Company incurred a loss from continuing operations of $3,625,426 for the three months ended November 30, 2008 compared to a loss of $3,423,920 for the corresponding period in 2007. The increase in loss from continuing operations of $517,254 is primarily a net result of increases in the follow-up clinical trial costs and costs associated with our efforts to procure sufficient financing to sustain and execute our comprehensive research program. In addition, lower professional fees and other operating costs reflect our efforts to minimize our cash outflows during this difficult stretch. We believe this level of activity will increase during the remainder of the current fiscal year as we near completion of enrollment in the follow-up clinical trial and we conduct other pre-clinical trials necessary in procuring regulatory approvals..

Liquidity and Capital Resources

Since inception, we have incurred significant losses from operations and have financed our operations primarily from proceeds from private financings, the exercise of options and warrants, and interest income. At November 30, 2008, we had cash and cash equivalents of $98,466 and a working capital deficit of $1,687,663. Due to the recent economic instability created primarily by the banking and credit crisis in the U.S., we have not been able to procure funding in order to execute our research programs. We continue to aggressively pursue suitable investment opportunities so that we can maintain continuous research and operations. Our Chairman and Chief Executive Officer have made loans to the Company and have paid for expenses on the Company's behalf in an effort to allow our operations to continue without interruption; however, we will have to complete a financing arrangement during the second half fiscal year in order to avoid any such interruptions.

Net cash used in operations from continuing operations during the six months ended November 30, 2008 was approximately $1.33 million which is a direct result of preparing for the follow-up clinical trial as well as continuing to fund our research program and supporting Biosync Scientific operations. Management anticipates that our clinical trials, along with the continued support of our India operations and other research activities, will lead to further operating losses and substantial cash requirements for the remainder of fiscal 2009.

Net cash provided by financing activities during the six months ended November 30, 2008 was approximately $265,643 which represents funds loaned to us by our Chairman in order to assist us with working capital, proceeds from a private placement and a short term loan.

Net cash used in investing activities during the six months ended November 30, 2008 was $13,248 which represents purchases of equipment necessary to support and maintain our research activities. We anticipate that further investments in laboratory and other equipment will be needed to further develop our manufacturing capabilities in India and to conduct future research activities throughout the remainder of fiscal 2009.

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

Contractual Obligations

Our contractual obligations are presented in Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended May 31, 2008. The total obligations have not materially changed during the six months ended November 30, 2008, except for the balance sheet changes in accounts payable and accrued liabilities which in aggregate totaled approximately $156,000 for the related party loans and loans payables.

Accounting Policy Change and New Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The objective of this Statement is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 157 will have a significant impact on its consolidated results of operations or financial position.

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

During the quarter ended November 30, 2008, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 1.A.      RISK FACTORS

In addition to the risk factor below and other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Annual Report on Form 10-K for the year ended May 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

During 2008, the credit markets and the financial services industry have experienced a period of severe volatility and disruption which led to an unprecedented level of intervention from the United States federal government. This instability has continued with the beginning of 2009 and, as the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets which is needed in order for us to execute our research programs and clinical trials.  Similarly, our customers may be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products they do purchase on a timely basis, if at all.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended November 30, 2008, we issued the following unregistered securities pursuant to prospectus exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation S, and will bear a restrictive Rule 144 legend to that effect:

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

On November 10, 2008, our board of directors approved the offering of 3,048,363 units at a price of $0.20 per unit with members of management in order to settle the debts owed to them by the Company as of October 31, 2008 for service compensation, business expenses as well as loans to the Company. Each unit is comprised of one common share and one share purchase warrant. The warrants have an exercise price of $0.40 and expire on November 28, 2013. The common shares and warrant certificates were issued in December 2008.

On November 26, 2008, our board of directors approved the issuance of 255,000 common shares and 82,500 warrants to a consultant pursuant to a consulting agreement. The warrants have an exercise price of $0.40 and expire on November 26, 2013. The common shares and warrant certificate were issued in December 2008.

On November 28, 2008, our board of directors approved the offering of 550,000 units at a price of $0.20 per unit for a private placement for total proceeds of $110,000. Each unit is comprised of one common share and one share purchase warrant. The warrants have an exercise price of $0.40 and expire on November 28, 2013. The common shares and warrant certificates were issued in January 2009.

On November 30, 2008, our board of directors approved the offering of 369,833 units at a price of $0.20 per unit with members of management in order to settle the debts owed to them by the Company as of November 30, 2008 for service compensation, business expenses as well as loans to the Company. Each unit is comprised of one common share and one share purchase warrant. The warrants have an exercise price of $0.40 and expire on November 30, 2013. The common shares and warrant certificates were issued in December 2008.

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

MIV Therapeutic, Inc. (Registrant)
Date: January 20, 2009	/s/ Mark Landy ------------------------ Mark Landy Chief Executive Officer
Date: January 20, 2009	/s/ Patrick McGowan ------------------------ Patrick McGowan Chief Financial Officer